Form 10-Q
period 2017-03-31
Nabriva Therapeutics AG
filed 2017-05-10
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emergining growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes  ☐  No  ☒

As of April 30, 2017, the registrant had 2,721,086 common shares outstanding, of which 2,260,443 are represented by 22,604,430 ADS.

NABRIVA THERAPEUTICS AG

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

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

•       our plans to pursue development of lefamulin for additional indications other than community-acquired bacterial pnemonia (CABP);

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

•       our ability to attract and retain qualified employees and key personnel; and,

•       other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the “Risk Factors” section of this Form 10-Q for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS AG

Consolidated Balance Sheets (unaudited)

(in thousands, except per share data)	As of December 31, 2016	As of March 31, 2017

Assets
Current assets:
Cash and cash equivalents	$32,778	$27,166
Short-term investments	51,106	41,061
Other receivables	5,561	7,448
Prepaid expenses	1,176	903
Total current assets	90,621	76,578
Property, plant and equipment, net	519	490
Intangible assets, net	270	224
Long-term receivables	420	424
Deferred tax assets	1,410	1,232
Total assets	$93,240	$78,948

Liabilities and equity
Current liabilities:
Accounts payable	$2,551	$4,337
Accrued expense and other current liabilities	13,326	11,553
Total current liabilities	15,877	15,890
Non-current liabilities
Long-term debt	—	203
Other non-current liabilities	107	134
Total non-current liabilities	107	337
Total liabilities	$15,984	$16,227
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Common stock — no par value; 1,389,786 and 1,388,395 shares authorized at December 31, 2016 and March 31, 2017, respectively; 2,719,695 and 2,721,086 shares issued and outstanding at December 31, 2016 and March 31, 2017, respectively	$2,939	$2,946
Treasury shares — at cost; 0 shares at December 31, 2016 and 0 shares at March 31, 2017, respectively	—	—
Additional paid in capital	279,149	279,848
Accumulated other comprehensive income (loss)	10	(7)
Accumulated deficit	(204,842)	(220,066)
Total stockholders’ equity	77,256	62,721
Total liabilities and stockholders’ equity	$93,240	$78,948

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS AG

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2017
Revenues:
Research premium and grant revenue	$1,419	$1,678
Operating expenses:
Research and development	$(13,036)	$(12,660)
General and administrative	(3,085)	(4,218)
Total operating expenses	$(16,121)	$(16,878)
Loss from operations	$(14,702)	$(15,200)
Other income (expense):
Other income (expense), net	998	206
Interest income	88	121
Interest expense	—	(1)
Loss before income taxes	$(13,616)	$(14,874)
Income tax benefit (expense)	17	(349)
Net loss	$(13,599)	$(15,223)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale financial assets	41	(16)
Reclassification to net income	—	—
Other comprehensive income (loss), net of tax	$41	$(16)
Comprehensive loss	$(13,558)	$(15,239)

	Three Months Ended March 31,
Loss per share	2016	2017
Basic ($ per share)	$(6.42)	$(5.60)
Diluted ($ per share)	$(6.42)	$(5.60)

Weighted average number of shares:
Basic	2,117,895	2,720,423
Diluted	2,117,895	2,720,423

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS AG

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2017
Cash flows from operating activities
Net loss	$(13,599)	$(15,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expense, net	(924)	(266)
Non-cash interest income	(44)	(30)
Non-cash interest expense	—	—
Depreciation and amortisation expense	45	76
Stock-based compensation	580	684
Deferred income taxes	(18)	178
Other, net	1	86
Changes in operating assets and liabilities:
Changes in long-term receivables	(15)	(5)
Changes in other receivables	(1,638)	(1,586)
Changes in accounts payable	2,235	1,789
Changes in accrued expenses and other liabilities	2,491	(383)
Changes in other non-current liabilities	8	6
Changes in income tax liabilities	(1)	(10)
Net cash used in operating activities	(10,879)	(14,684)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(67)	(25)
Purchases of available-for-sale securities	—	—
Purchases of term deposits	—	—
Proceeds from sales of property, plant and equipment	—	2
Proceeds from maturities of term deposits	—	—
Proceeds from sales of available-for-sale securities	3,000	10,000
Net cash provided by investing activities	2,933	9,977
Cash flows from financing activities
Proceeds from December 2016 financing	—	—
Proceeds from long-term debt	—	229
Proceeds from exercise of stock options	29	10
Equity transaction costs	—	(1,410)
Net cash provided by (used in) financing activities	29	(1,171)

Effects of foreign currency translation on cash and cash equivalents	924	266
Net decrease in cash and cash equivalents	(6,993)	(5,612)
Cash and cash equivalents at beginning of period	36,446	32,778
Cash and cash equivalents at end of period	$29,453	$27,166

The accompanying notes form an intregal part of these consolidated financial statements.

NABRIVA THERAPEUTICS AG

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except per share data)

1.                                      Organization and Business Activities

Nabriva Therapeutics AG, together with its 100% owned and consolidated U.S. subsidiary Nabriva Therapeutics US, Inc. and 100% owned and consolidated Irish subsidiary Nabriva Therapeutics Ireland DAC, (“Nabriva”, “the Group” or the “Company”) is a clinical stage biopharmaceutical company engaged in the research and development of novel anti-infective agents to treat serious infections, with a focus on the pleuromutilin class of antibiotics. Nabriva was incorporated in Austria as a spin-off from Sandoz GmbH in October 2005 and commenced operations in February 2006. The Company’s headquarters are at Leberstrasse 20, 1110 Vienna Austria. Nabriva Therapeutics US, Inc. was founded and began operations in the United States in August 2014. In February 2017, the Company purchased all shares issued in the capital of Hyacintho DAC, a designated activity company incorporated by a nominee company in December 2016 and renamed the company to Nabriva Therapeutics Ireland DAC on April 10, 2017.

Liquidity

Since its inception, the Company incurred net losses and generated negative cash flows from its operations. To date, it has financed its operations through the sale of equity securities, including its initial public offering of ADSs and private placements of its common shares, convertible debt financings and research and development support from governmental grants and loans. As of March 31, 2017, the Company had cash and cash equivalents and short term investments of $68.2 million.

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

The Company believes that its existing cash, cash equivalents and short-term investments will be sufficient to enable it to fund its operating expenses and capital expenditure requirements into the second quarter of 2018.The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects.  While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards.  As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or debt financings.

As such, in the event necessary, the Company believes it has the ability to elect to forego certain discretionary costs in order to reduce its requirement for cash and to maintain its operations for more than twelve months following the issuance of this report.

If the Company is unable to raise capital when needed or on attractive terms, it could be forced to delay, reduce or eliminate its research and development programs or any future commercialization effort.

Based on current projections, the company anticipates availability of top-line clinical data from LEAP 1, its first Phase 3 clinical trial of lefamulin for community-acquired bacterial pneumonia (“CABP”), in the third quarter of 2017. In addition, the Company expects to complete patient enrollment for LEAP 2, its second Phase 3 clinical trial of lefamulin for CABP, in the fourth quarter of 2017 and anticipates availability of top-line data for LEAP 2 in the first quarter of 2018.

2.                                      Summary of Significant Accounting Policies

Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and U.S. Securities and Exchange Commission (“SEC”) regulations for quarterly reporting.

The accompanying consolidated financial information as of March 31, 2017 and for the three months ended March 31, 2016 and 2017 is unaudited. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2017 and for the three months ended March 31, 2016 and 2017. The financial data and other information disclosed in these notes related to the three months ended March 31, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2017.

The Company’s significant accounting policies are described in Note 2 of the notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

At the time of authorization of these consolidated financial statements for publication, a number of revisions, amendments and interpretations had already been published by the Financial Accounting Standards Board (FASB). None of these are expected to have a significant effect on the consolidated financial statements of the Company, except the following set out below:

•             In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or US GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. ASU 2014-09 will have no impact on the Company until it begins to generate product revenue.

•           In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-16 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known, and reasonably knowable, at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The impact of adopting this standard did not have a material effect on the Company’s financial position, results of operation or cash flow and related disclosures.

•           In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016 with early adoption permitted. The impact of adopting this standard did not have a material effect on the Company’s financial position, results of operation or cash flow and related disclosures.

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

•           In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company in the first quarter of 2017 and will be applied either prospectively, retrospectively or using a modified retrospective transition approach depending on the area covered in this update. The impact of adopting this standard did not have a material effect on the Company’s financial position, results of operation or cash flow and related disclosures.

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

3.                                      Research Premium and Grant Revenue

Research premium and grant revenue consists of the following items:

	Three Months Ended March 31,
(in thousands)	2016	2017
Research premium	$1,392	$1,505
Government grants	—	147
Grants from WWFF	27	26
Total	$1,419	$1,678

Research premium and grant revenue comprises (1) the research premium from the Austrian government, (2) grants received from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG) and the Vienna Business

Promotion Fund (Wiener Wirtschaftsförderungsfonds, or WWFF) and (3) the benefit of government loans at below-market interest rates.

The research premium the Company receives from the Austrian government is calculated at a specified percent of specified research and development cost base. The Company recognizes the research premium, as long as we have incurred research and development expenses. The WWFF grant is paid out through the landlord in the form of a monthly reduction in lease payments and is recognized over the period from grant date in March 2010 until end of the lease termination waiver term in December 2017. All grants are non-refundable as long as the conditions of the grant are met. The Company is and has been in full compliance with the conditions of the grants and all related regulations.

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

4.                                      Research and Development Expenses

Research and development expenses include the following items:

	Three Months Ended March 31,
(in thousands)	2016	2017
Research materials and purchased services	$10,184	$9,608
Staff costs	1,985	2,320
Other research and development expenses	838	699
Depreciation and amortization	29	33
Total	$13,036	$12,660

Research materials and purchased services include all expenses for materials and services in respect of research activities.

For the three months ended March 31, 2017, other research and development expenses consisted of $0.3 million in infrastructure expenses, $0.3 million in advisory and external consultancy expenses and $0.1 million in intellectual property and trademark related expenses and travel expenses.

For the three months ended March 31, 2016, other research and development expenses consisted of $0.3 million in infrastructure expenses, $0.3 million in advisory and external consultancy expenses, $0.1 million in intellectual property and trademark related expenses and $0.1 million in travel expenses.

5.                                      General and Administrative Expenses

General and administrative expenses include the following items:

	Three Months Ended March 31,
(in thousands)	2016	2017
Other general and administrative expenses	$1,649	$2,797
Staff costs	1,420	1,378
Depreciation and amortization	16	43
Total	$3,085	$4,218

For the three months ended March 31, 2017, other general and administrative expenses included the following: $0.7 million of advisory and external consultancy expenses, $0.2 million of tax consulting, payroll accounting, accounting and auditing expenses, $0.4 million in infrastructure expenses, $1.0 million of legal expenses, $0.1 million of travel expenses, $0.1 million in supervisory board fees and expenses and $0.3 million of other expenses.

For the three months ended March 31, 2016, other general and administrative expenses included the following: $0.4 million of advisory and external consultancy expenses, $0.1 million of tax consulting, payroll accounting, accounting and auditing expenses, $0.3 million in infrastructure expenses, $0.3 million of legal expenses, $0.1 million of travel expenses, $0.1 million in supervisory board fees and expenses and $0.3 million of other expenses.

6.                                      Post-employment benefit obligations

As required under Austrian labor law, the Company makes contributions to a state plan classified as defined contribution plan (Mitarbeitervorsorgekasse) for its employees in Austria. Monthly contributions to the plan are 1.53% of salary with respect to each employee and are recognized as expense in the period incurred. In the three months ended March 31, 2017 and 2016, contribution costs amounted to $11,000 and $11,000, respectively.

For employees of Nabriva Therapeutics US, Inc., the Company makes contributions to a defined contribution plan as defined in subsection 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee’s voluntary contribution to the plan and 50% of the next 2% contributed by the employee. Contributions are recognized as expense in the period incurred. In the three months ended March 31, 2017 and 2016 contribution expenses were approximately $51,000 and $32,000, respectively.

7.                                      Other income (expense), net

	Three Months Ended March 31,
(in thousands)	2016	2017
Foreign exchange gain	$1,439	$993
Foreign exchange losses	(459)	(809)
Other	18	22
Total	$998	$206

8.                                      Income tax (expense) benefit

In accordance with the FASB Accounting Standard Codification (ASC) Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2017, the Company recorded tax expense of $349,000 and for the three months ended March 31, 2016, the Company recorded a tax benefit of $17,000.

As of March 31, 2017 and December 31, 2016, the Company had a non-current deferred tax assets of $1.2 million and $1.4 million, respectively. The deferred tax asset relates to tax attributes of the Company’s U.S. subsidiary, Nabriva Therapeutics US, Inc. The Company maintains a valuation allowance against certain deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

On the basis of this evaluation, as of March 31, 2017 and December 31, 2016, the Company has recorded a valuation allowance of $58,085 and $54,114, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

9.                                      Earnings (Loss) per Share

Basic earnings/losses per share

Basic earnings/losses per share is calculated by dividing the net earnings/loss attributable to shareholders by the weighted average number of shares outstanding during the year.

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2017
Net loss for the period	$(13,599)	$(15,223)
Weighted average number of shares outstanding	2,117,895	2,720,423
Excluded treasury shares on March 31	2,819	—
Basic loss per share	$(6.42)	$(5.60)

Diluted earnings/losses per share

Diluted earnings/losses per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all dilutive potential shares. The effect of 278,579 and 191,496 potentially dilutive share options has been excluded from the diluted loss per share calculations as of March 31, 2017 and 2016, respectively because it would result in a decrease in the loss per share for the period and is therefore not to be treated as dilutive.

10.                               Fair Value Measurement

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Assets:
Short-term investments:
Available-for-sale investments	$15,017	$36,059	$—	$51,076
Term Deposits	30	—	—	30
Total Assets	$15,047	$36,059	$—	$51,106

(in thousands)	Level 1	Level 2	Level 3	Total
As of March 31, 2017
Assets:
Short-term investments:
Available-for-sale investments	$15,001	$26,030	$—	$41,031
Term Deposits	30	—	—	30
Total Assets	$15,031	$26,030	$—	$41,061

As of March 31, 2017 and December 31, 2016, the Company held short term investments (see Note 12) classified as both Level 1 and Level 2, and the Company did not hold any Level 3 financial instruments measured at fair value. There were no transfers between Level 1 and 2 in the three months ended March 31, 2017 or the year ended December 31, 2016. There were no changes in valuation techniques during the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, the Company did not hold any financial instruments as liabilities that were held at fair value.

Other receivables, prepaid expenses, accounts payable and accrued expenses and other current liabilities are carried at their historical cost which approximates fair value due to their short term nature.

11.                               Long-term and current receivables

(in thousands)	As of December 31, 2016	As of March 31, 2017
Deposits	$420	$424
Total long-term receivables	$420	$424
Research premium	5,346	6,910
VAT and other taxes	46	316
Receivables from grant revenue	144	—
Other receivables	25	222
Total current receivables	$5,561	$7,448
Total	$5,981	$7,872

Long-term receivables relate to rent deposits made on the office building in Vienna, Austria and King of Prussia, Pennsylvania, United States.

Current receivables are all due within one year. No receivables are past due or impaired.

As of March 31, 2017 and December 31, 2016, no receivables were pledged.

12.                               Short-term investments

The Company’s short-term investments were as follows:

	As of December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:	$—	$—	$—	$—
Available-for-sale investments	$51,094	$—	$(18)	$51,076
Term deposits	$30	$—	$—	$30
Total	$51,124	$—	$(18)	$51,106

	As of March 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:	$—	$—	$—	$—
Available-for-sale investments	$41,047	$—	$(16)	$41,031
Term deposits	$30	$—	$—	$30
Total	$41,077	$—	$(16)	$41,061

As of March 31, 2017 and December 31, 2016, the Company’s short-term investments were classified as available-for-sale and comprised a (i) money market fund that invests all of its assets, excluding cash and deposits, in short term U.S. dollar-denominated debt securities, and (ii) a U.S. treasury note.

13.                               Cash and Cash Equivalents

Cash and cash equivalents were as follows:

(in thousands)	As of December 31, 2016	As of March 31, 2017
Cash on hand	$—	$—
Cash at bank	32,778	27,166
Total cash and cash equivalents	$32,778	$27,166

14.                               Share-Based Payments

Stock Option Plan 2007

On September 12, 2007 the Company’s management and supervisory boards resolved to implement a stock option plan (“SOP 2007”) for all employees (including members of the management board) with open-ended contracts of employment with the Company and for selected members of the supervisory board of the Company and further participants. The stock option plan became effective on September 28, 2007 and the shareholders of the Company resolved to amend the SOP 2007 on September 17, 2009, May 7, 2010 and June 30, 2015. The total number of options that were eligible to be granted and vested in the beneficiaries under the SOP 2007 did not exceed 29,889 (the overall number of options under the SOP 2007).

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

Notwithstanding any of the above, the exercise of vested options was only permissible in case of a liquidation event (e.g. sale of 50% or more of the shares or assets of the Company or merger of the Company) or a qualified public offering. Since the closing of the initial public offering of the Company on September 23, 2015 the beneficiaries are entitled to exercise their vested options until the end of the exercise period on September 27, 2017.

The beneficiaries are not entitled to transfer vested options except to individuals by way of inheritance or bequest. Options do not entitle beneficiaries to exercise any shareholder rights. Beneficiaries may exercise shareholder rights if and to the extent such beneficiary otherwise holds shares.

As of March 31, 2017, the vested option rights outstanding under the SOP 2007 amount to $1,087 and are recorded under additional paid in capital.

Movements in the number of share options outstanding and their related weighted average exercise prices concerning the SOP 2007 are as follows:

	2017
Stock Option Plan 2007	Weighted average exercise price in $ per share	Options	Aggregate intrinsic value
Outstanding as of January 1, 2017	7.32	10,996
Granted	—	—
Exercised	7.32	(5,156)
Forfeited	—	—
Outstanding as of March 31, 2017	7.32	5,840	$1,112
Vested and exercisable as of March 31, 2017	7.32	5,712	$1,086

The total intrinsic value of options exercised during the three months ended March 31, 2017 was $943,000.

The weighted average remaining contractual life of all options granted under the SOP 2007 is 0.2 years. Stock-based compensation expense under the Stock Option Plan 2007 was $15,000, for the three months ended March 31, 2017. We did not accrue any income tax benefit under the Stock Option Plan 2007 for the three months ended March 31, 2017.

The weighted average share price at the date of exercise of options exercised during the three months ended March 31, 2017 was $97.67.

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

Options granted under the Stock Option Plan 2015 have a term of no more than ten years from the beneficiary’s date of participation.

The beneficiaries are not entitled to transfer vested options except to individuals by way of inheritance or bequest. Options do not entitle beneficiaries to exercise any shareholder rights. Beneficiaries may only exercise shareholder rights if and to the extent such beneficiary otherwise holds shares.

As at March 31, 2017, the vested option rights outstanding under the SOP 2015 amounted to $4,214 and is recorded under additional paid in capital.

Movements in the number of share options outstanding and their related weighted average exercise prices under the Stock Option Plan 2015 are as follows:

	2017
Stock Option Plan 2015	Weighted average exercise price in $ per share	Options	Aggregate intrinsic value
Outstanding as of January 1, 2017	78.25	179,436
Granted	85.51	102,560
Exercised	—	—
Forfeited	88.00	(9,257)
Outstanding as of March 31, 2017	80.65	272,739	$12,255
Vested and exercisable as of March 31, 2017	77.12	62,805	$3,926

Stock-based compensation expense under the Stock Option Plan 2015 was approximately $1.8 million for the three months ended March 31, 2017. The total income tax benefit under the Stock Option Plan 2015 recognized in the statement of operations and comprehensive income (loss) for the three months ended March 31, 2017 was $200,000. The weighted average fair value of the options granted during the three months ended March 31, 2017 was $32.47 per share. The 102,560 options granted in the three months ended March 31, 2017 were valued based on a Black Scholes option pricing model. The significant inputs into the model were as follows:

Input parameters	Granted on February 7, 2017	Granted on March 21, 2017
Grant date share price in $	85.00	110.00
Exercise price in $	85.00	110.00
Expected volatility	68%	66%
Expected term of options	2.2 years	2.2 years
Risk-free interest rate	-0.777%	-0.718%
Dividend yield	—	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The weighted average remaining contractual life of the options granted in the three months ended March 31, 2017 is 9.9 years.

As of March 31, 2017, there was $8.0 million of total unrecognized compensation expense, related to unvested options granted under the Stock Option Plan 2015, which will be recognized over the weighted —average remaining vesting period of 2.2 years.

Founders’ Program 2007

The Founders’ Program 2007 was an additional share-based payment scheme, the beneficiaries of which were Dr. Gerd Ascher and Dr. Rodger Novak. There remain 623 shares available in form of stock options at an exercise price of €1.00 per share granted under the Founders’ Program and otherwise on the same terms and conditions as set out in the Company’s Stock Option Plan 2007. The 623 options vested as follows: 25% of the options (156 shares) vested in November 2007. A further 25% (155 shares) vested in February 2008. The remaining 50% vested during the period from March 2008 to February 2010 on a monthly pro rata basis (i.e., 2.083% per month, or 13 shares per month). The fair value of each of these options at grant date is $144.23 per share. The options are fully vested and have been exercised.

15.                               December 2016 Financing

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

16.                               Accrued Expenses and Other Liabilities

Other non-current liabilities include an obligation to pay jubilee benefits arising under the collective bargaining agreement for the chemical industry, by which employees in Austria are entitled to receive jubilee payments after being employed for a certain number of years. For this obligation a provision of $113,000 and $107,000 has been made as of March 31, 2017 and December 31, 2016, respectively.

The Company’s net obligation in respect of the jubilee payments is calculated annually by an independent actuary in accordance with ASC 710-10-25 using the projected unit credit method. The principle actuarial assumptions used were as follows: discount rate of 1.3% and retirement at the age of 61.5-65 for men and 56.5-65 for women, future annual salary increases of 3%.

Accrued expenses and other current liabilities include the following:

(in thousands)	As of December 31, 2016	As of March 31, 2017
Research and development related costs	$8,716	$8,739
Payroll and related costs	2,150	1,461
Accounting, tax and audit services	484	471
Other	1,976	882
Total other current liabilities	$13,326	$11,553

17.                               Commitments and Contingencies

Commitments

Lease Agreements

In March 2007, the Company entered into a lease agreement for an unlimited period starting in December 2007 with CONTRA Liegenschaftsverwaltung GMBH for the use of business and research premises at Leberstrasse 20, 1110 Vienna. Within the first 10 years the contract can only be terminated under certain conditions. The monthly rental fee for the premises and laboratory furniture was $84,000 and $85,000, as of March 31, 2017 and December 31, 2016, respectively,  and includes all operating costs. Additional monthly costs for facility management and security services amounted to $9,000 and $9,000 as of March 31, 2017 and December 31, 2016, respectively.

In July 2015, the Company entered into a lease agreement with CardConnect, LLC, for the use of office premises at 1000 Continental Drive, Suite 600, King of Prussia, PA 19406, USA with the lease term continuing until December 2023. The monthly base rental fee was $40,000 and $40,000 as of March 31, 2017 and December 31, 2016, respectively.

Rent expense was $304,000 and $272,000 for the three months ended March 31, 2017 and 2016, respectively.

The obligations under the lease agreements are payable as follows:

(in thousands)	As of December 31, 2016	As of March 31, 2017
No later than 1 year	$1,484	$1,252
Later than 1 year and no later than 5 years	2,536	2,572
Later than 5 years	507	515
Total	$4,527	$4,339

Other contractual commitments

In addition to the agreements described above, the Company has entered into a number of other agreements also entailing financial commitments for the future and relating mainly to services provided by third parties in connection with the conduct of clinical trials and other research and development activities. Some of these commitments are also subject to early termination clauses exercisable at the option of the Company. The remaining payments to be made under these agreements, if all milestones and other conditions are met, are estimated to be as follows:

(in thousands)	As of December 31, 2016	As of March 31, 2017
No later than 1 year	$51,685	$45,575
Later than 1 year and no later than 5 years	6,241	5,290
Later than 5 years	—	—
Total	$57,926	$50,865

Contingencies

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

18.                               Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to March 31, 2017 through the date the unaudited consolidated financial statements were issued, and have not identified any such events material to an understanding of the unaudited consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 24, 2017. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have completed a Phase 2 clinical trial of lefamulin for acute bacterial skin and skin structure infections, or ABSSSI, and seventeen Phase 1 clinical trials of lefamulin in which we exposed healthy subjects to single or multiple doses of IV or oral lefamulin. We plan to pursue additional opportunities for lefamulin, including a development program for use in pediatric patients and potentially for the treatment of ABSSSI. In addition, as an antibiotic with potent activity against a wide variety of multi-drug resistant pathogens, including methicillin-resistant S. aureus, we may explore development of lefamulin in further indications, including ventilator-associated bacterial pneumonia, or VABP, hospital-acquired bacterial pneumonia, or HABP, sexually transmitted infections, or STIs, osteomyelitis and prosthetic joint infections. Through our research and development efforts, we have also identified a topical pleuromutilin product candidate, BC-7013, which has completed a Phase 1 clinical trial.

We were incorporated in October 2005 in Austria under the name Nabriva Therapeutics Forschungs GmbH, a limited liability company organized under Austrian law, as a spin-off from Sandoz GmbH and commenced operations in February 2006. In 2007, we transformed into a stock corporation (Aktiengesellschaft) under the name Nabriva Therapeutics AG. In 2014, we established our wholly owned U.S. subsidiary, which began operations in August 2014. Since inception, we have incurred significant operating losses. As of March 31, 2017, we had an accumulated deficit of $220.1 million. To date, we have financed our operations primarily through our 2016 rights offering, our 2015 initial public offering, private placements of our common shares, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

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

Redomiciliation Transaction

On April 17, 2017, we announced that our supervisory board and management board approved the relocation of Nabriva Therapeutics AG, or Nabriva AG, and its subsidiaries, or the Nabriva Group, from Austria to Ireland, which we refer to as the Redomiciliation Transaction. The Redomiciliation Transaction will be effected by the exchange of American Depositary Shares and common shares of Nabriva Therapeutics AG for shares of Nabriva Therapeutics Plc, a newly-formed Irish public limited company, or Nabriva Ireland, with Nabriva Ireland becoming the publicly-traded parent entity of Nabriva Therapeutics AG, which we refer to as the Exchange Offer. Once the Exchange Offer is completed, Nabriva Therapeutics AG, the current Austrian publicly-traded parent company, will become a subsidiary of Nabriva Ireland, and it is expected that Nabriva Ireland will then become the publicly-traded parent company of the Nabriva Group with its tax residency in Ireland.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017 and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the three months ended March 31, 2017, there were no material changes to our critical accounting policies, except as described below.

Share-based Payments

We measure the options under our equity incentive plans at fair value at their grant date in accordance with ASC 718, Compensation — Stock Compensation,” using the Black-Scholes model. The fair value of such share-based compensation is recognized as an expense over the respective vesting period. No options were granted under the Stock Option Plan 2007 during the three months ended March 31, 2017. Options granted during the three months ended March 31, 2017 under the Stock Option Plan

2015 have a weighted-average exercise price of €80.08 ($85.51) and a weighted average fair value of €30.40 ($32.47).The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the three months ended March 31, 2017:

Input parameters	Granted on February 7, 2017	Granted on March 21, 2017
Expected volatility	68%	66%
Expected term of options	2.2 years	2.2 years
Risk-free interest rate	-0.777%	-0.718%
Dividend yield	—	—

We recognized stock-based compensation expense of approximately $1.8 million during the three months ended March 31, 2017 related to the options granted under the Stock Option Plan 2015.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2017

	Three Months Ended March 31,
(in thousands)	2016	2017	Change
Consolidated Operations Data:
Revenues	$1,419	$1,678	$259
Costs and Expenses:
Research and development	(13,036)	(12,660)	376
General and administrative	(3,085)	(4,218)	(1,133)
Total operating expenses	(16,121)	(16,878)	(757)
Loss from operations	(14,702)	(15,200)	(498)
Other income (expense):
Other income (expense), net	998	206	(792)
Interest income (expense), net	88	120	32
Loss before income taxes	(13,616)	(14,874)	(1,258)
Income tax benefit (expense)	17	(349)	(366)
Net loss	$(13,599)	$(15,223)	(1,624)

Revenues

Revenues, consisting primarily of research premium and grant revenue, increased by $0.3 million from $1.4 million for the three months ended March 31, 2016 to $1.7 million for the three months ended March 31, 2017. The change was primarily due to a $0.2 million increase in grant income, as well as a $0.1 million increase in anticipated grant revenue from research premiums provided to us by the Austrian government as a result of increases in our applicable research and development expenses.

To date we have not generated any revenues from product sales and we do not expect to generate any revenue from the sale of products in the near future. Our success depends primarily on the successful development and regulatory approval of our product candidates and our ability to finance operations. If our development efforts result in clinical success and regulatory approval or we enter into collaboration agreements with third parties for our product candidates, we may generate revenue from those product candidates.

Research and Development Expenses

Research and development expenses decreased by $0.4 million from $13.0 million for the three months ended March 31, 2016 to $12.6 million for the three months ended March 31, 2017. The change was primarily due to costs related to the initiation and continuation of patient enrollment for our Phase 3 clinical trials of lefamulin during the three months ended March 31, 2016. Research materials and purchased services for our other programs and initiatives were relatively limited during both periods.

We expect to have significant research and development expenses in connection with our ongoing activities, particularly with our ongoing Phase 3 clinical trials of lefamulin for the treatment of CABP, and as we pursue the clinical development of lefamulin for additional indications and engage in earlier stage research and development activities. We expect our total future direct research and development costs to remain consistent as we continue the clinical development of lefamulin for CABP and other indications. We do not expect to incur significant expenses in the near future for our other programs and initiatives. It is difficult to estimate the duration and completion costs of our other research and development programs.

General and Administrative Expenses

General and administrative expense increased by $1.1 million from $3.1 million for the three months ended March 31, 2016 to $4.2 million for the three months ended March 31, 2017. The increase was primarily due to a $0.7 million increase in legal fees related to the redomiciliation of our ultimate parent company from Austria to Ireland and a $0.4 million increase in pre-commercialization activites and increased professional service fees.

We expect general and administrative expenses to increase with the expansion of our staff and management team to include new personnel responsible for finance, legal, information technology and later, sales and business development functions. We also expect increased infrastructure, consulting, legal, accounting, auditing and investor relations expenses, associated with being a public company in the United States after the loss of our foreign private issuer status and planned redomiciliation to Ireland.

Other Income (Expense), net

Other income (expense), net decreased by $0.8 million from $1.0 million income for the three months ended March 31, 2016, to $0.2 million income for the three months ended March 31, 2017. The decrease was primarily due to re-measurements of our foreign currency account balances.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, including our initial public offering of ADSs and private placements of our common shares, convertible debt financings and research and development support from governmental grants and loans. As of March 31, 2017, we had cash and cash equivalents and short term investments of $68.2 million.

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

Cash Flows

Comparison of Three Months Ended March 31, 2016 and 2017

The following table summarizes our cash flows for the three months ended March 31, 2016 and 2017:

	Three Months Ended March 31,
(in thousands)	2016	2017
Net cash (used in) provided by:
Operating activities	$(10,879)	$(14,684)
Investing activities	2,933	9,977
Financing activities	29	(1,171)
Effects of foreign currency translation on cash	924	266
Net decrease in cash	(6,993)	(5,612)

Operating Activities

Cash flow used in operating activities increased by $3.8 million from $10.9 million for the three months ended March 31, 2016 to $14.7 million for the three months ended March 31, 2017 primarily due to a $0.5 million increase in net loss, after adjustments for non-cash amounts included in net income and lower working capital of $3.3 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow from investing activities increased by $7.1 million from $2.9 million for the three months ended March 31, 2016 to $10.0 million for the three months ended March 31, 2017 primarily due to proceeds from sale of available-for-sale financial assets to fund operational cash out flows. Other investing activities were relatively insignificant in both periods and related primarily to the acquisition of equipment in support of our research and development activities.

Financing Activities

Cash flow generated from financing activities decreased by $1.2 million from $0.0 million for the three months ended March 31, 2016 to $1.2 million for the three months ended March 31, 2017 due to $1.4 million increase in equity transaction costs related to our rights offering and related underwritten offering in December 2016. The period over period decrease in financing cash inflows was partially offset by proceeds of $0.2 million from long-term debt related to a government loan received from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG).

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

•                  ultimately establish a medical affairs, sales, marketing and distribution infrastructure and build up inventory of finished product and its components to commercialize any product candidates for which we receive marketing approval;

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018 . We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and funding from local and international government entities and non-government organizations in the disease areas addressed by our product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Contractual Obligations and Commitments

The table below sets forth our contractual obligations and commercial commitments as of March 31, 2017 that are expected to have an impact on liquidity and cash flow in future periods. The amounts disclosed are the contractual undiscounted cash flow values.

	Payments Due by Period
(in thousands)	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years	Total
Operating lease obligations	$1,252	1,520	1,052	515	4,339

	Payments Due by Period
(in thousands)	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years	Total
Other contractual commitments	45,575	5,290	—	—	50,865
Total	$46,827	6,810	1,052	515	55,204

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

Capital Expenditures

Our total purchases related to capital expenditures were $25,000 and $67,000 for the three months ended March 31, 2017 and 2016, respectively. We made no significant investments in intangible assets during the three months ended March 31, 2017 and 2016. Currently, there are no material capital projects planned in 2017. However, we expect our capital expenditures may increase over the next 12 to 18 months due to the expansion of our U.S. presence and the continued enhancements of our information technology infrastructure.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, other than our operating lease obligations for our facilities in Austria and the United States.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the euro and the British pound. Our functional currency is the U.S. dollar, but we receive research and development support from governmental grants and loans, and acquire materials, in these other currencies. We have not established any formal practice to manage the foreign exchange risk against our functional currency. However, we attempt to minimize our net exposure by buying or selling foreign currencies at spot rates upon receipt of new funds to facilitate committed or anticipated foreign currency transactions.

Interest rate risk may arise from short-term or long-term debt. As of March 31, 2017, we had no debt that exposed us to interest rate risk. As of March 31, 2017, we had neither significant long-term interest-bearing assets nor significant long-term interest-bearing liabilities, other than a government loan we have received at a below-market rate of interest from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG). Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Liquidity Risk

Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

ITEM 4.  CONTROLS AND PROCEDURES

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.   RISK FACTORS

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $15.2 million for the three months ended March 31, 2017, $54.9 million for the year ended December 31, 2016, $47.0 million for the year ended December 31, 2015 and $14.2 million for the year ended December 31, 2014. As of March 31, 2017, we had accumulated losses of $220.1 million. To date, we have financed our operations primarily through the sale of our equity securities, including our American Depositary Shares, or ADSs, and private placements of our common shares, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

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

We expect that our existing cash, cash equivalents and short-term investments, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2018 and to obtain top-line data for both our Phase 3 clinical trials of lefamulin. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. These estimates assume, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our senior managers and supervisory board members, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding common shares as of March 31, 2017 in the aggregate, beneficially owned approximately 76.9% of our share capital. As a result, if these shareholders were to choose to act together, they would be able to control most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of supervisory board members and approval of any merger, consolidation or sale of all or substantially all of our assets.

ADSs representing only a relatively small percentage of our common shares are publicly traded, which may limit the liquidity of the ADS and may have a material adverse effect on the price of the ADSs.

As of March 31, 2017, only 23.1% of our common shares were beneficially owned by parties other than our supervisory board members, senior management, shareholders holding 5% or more of our common shares, and their respective affiliates. As a result,

ADSs representing only a relatively small number of our common shares are actively traded in the public market. Limited liquidity may increase the volatility of the price of the ADSs.

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

Sales of a substantial number of our common shares or ADS, or the perception in the market that these sales could occur, could reduce the market price of the ADSs. Each ADS represents one tenth (1/10) of a common share and we had 2,721,086 common shares outstanding as of March 31, 2017, of which 2,260,443 shares are represented by 22,604.430 American Depositary Shares. Moreover, holders of an aggregate of 636,153 common shares have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of the ADSs could decline.

Future issuances of common shares pursuant to our equity incentive plans could also result in additional dilution of the percentage ownership of our shareholders. We filed a registration statement on Form S-8 on November 18, 2015 that covers an aggregate of 201,632 common shares reserved for issuance pursuant to our equity incentive plans. Additionally, the majority of common shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of March 31, 2017, an aggregate of 68,517 options to purchase our common shares had vested and become exercisable.

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

We determined that, as of June 30, 2016, we no longer qualified as a ‘‘foreign private issuer’’ under the rules and regulations of the SEC. As a result, beginning January 1, 2017, our annual filings with the SEC were made on Form 10-K (including our annual report for the year ending December 31, 2016) rather than on Form 20-F. In addition, commencing on January 1, 2017, we also expanded our reporting to be consistent with that of a domestic filer in the United States, including filing quarterly reports on Form 10-Q and current reports on Form 8-K. In addition, we are required to prepare our financial statements in accordance with U.S. GAAP, rather than IFRS, and we will adopt new or revised U.S. GAAP accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not emerging growth companies. We also are now subject to SEC rules governing the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act; the provisions of Regulation Fair Disclosure, which regulate the selective disclosure of material information; and the sections of the Exchange Act requiring insiders to file public reports of their share ownership and trading activities and establishing insider liability for profits realized from any ‘‘short-swing’’ transactions in our equity securities. In addition, we are now subject to the NASDAQ Stock Market listing requirements applicable to domestic issuers.

We expect the regulatory and compliance costs to comply with the reporting and corporate governance requirements applicable to a domestic issuer will be significantly higher than the costs we have historically incurred as a foreign private issuer. As a result, we expect that the loss of our foreign private issuer status will continue to increase our legal and financial compliance costs and may make some activities highly time consuming and costly. We also expect that our loss of foreign private issuer status may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our supervisory board.

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

United States investors may have difficulty enforcing civil liabilities against us, our supervisory board members or senior management and the experts named in our filings with the SEC.

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

RISK FACTORS RELATED TO THE REDOMICILIATION TRANSACTION

We may not realize all of the anticipated benefits of the Redomiciliation Transaction or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in carrying out the Redomiciliation Transaction and after its completion.

The Redomiciliation Transaction of a parent company is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to the Exchange Offer and the Redomiciliation Transaction. The Redomiciliation Transaction process may disrupt the business of the Nabriva Group and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in the Redomiciliation Transaction and to realize the anticipated benefits of the Redomiciliation Transaction could cause an interruption of or a loss of momentum in, the activities of the Nabriva Group and could adversely affect the Nabriva Group’s results of operations. In addition, the overall

Redomiciliation Transaction may result in material unanticipated problems, expenses, liabilities, competitive responses and diversion of management’s attention. The difficulties of the Redomiciliation Transaction include, among others:

•                  the diversion of management’s attention to Redomiciliation Transaction matters;

•                  difficulties in achieving anticipated cost savings, business opportunities and growth prospects from the Redomiciliation Transaction; and

•                  difficulties in managing a newly redomiciled company.

Many of these factors will be outside of our control and any one of them could result in increased costs and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the Nabriva Group. In addition, even if the Redomiciliation Transaction is carried out successfully, we may not realize the full benefits of the transactions, including the corporate benefits, cost savings or growth opportunities that we expect.

The benefits we anticipate from the Redomiciliation Transaction may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may also be incurred in the Redomiciliation Transaction. All of these factors could decrease or delay the expected accretive effect of the Redomiciliation Transaction. As a result, we cannot assure you that the Redomiciliation Transaction will result in the realization of the full benefits anticipated from it.

Failure to successfully complete the Redomiciliation Transaction could negatively impact the share price and the future business and financial results of Nabriva Ireland and/or Nabriva AG.

If the Exchange Offer is not completed, the ongoing businesses of the Nabriva Group may be adversely affected and, without realizing any of the benefits of the Redomiciliation Transaction, the Nabriva Group will be subject to a number of risks, including the following:

•                  the Nabriva Group will be required to pay costs and expenses relating to the proposed Redomiciliation Transaction; and

•                  matters relating to the Redomiciliation Transaction (including integration planning) may require substantial commitments of time and resources by the management team of the Nabriva Group, which could otherwise have been devoted to other opportunities that may have been beneficial to the Nabriva Group.

If the Exchange Offer is not completed, these risks may materialize and may adversely affect the Nabriva Group’s business, financial results and share price.

While the Redomiciliation Transaction is pending, the Nabriva Group will be subject to business uncertainties that could adversely affect its business.

Uncertainty about the effect of the Redomiciliation Transaction on employees, investors and suppliers may have an adverse effect on the Nabriva Group. These uncertainties may impair the Nabriva Group’s ability to attract, retain and motivate key personnel until the Redomiciliation Transaction is complete and for a period of time thereafter, and could cause those who deal with the Nabriva Group to seek to change existing business relationships with the Nabriva Group. Employee retention may be particularly challenging during the pendency of the transactions because employees may experience uncertainty about their future roles within the Nabriva Group. If, despite the Nabriva Group’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Nabriva Group, the Nabriva Group’s business could be seriously harmed.

Nabriva Ireland Shares will have rights different from Nabriva AG Common Shares and Nabriva AG ADSs. Therefore, your rights as a shareholder will change as a result of the Redomiciliation Transaction.

The consummation of the Redomiciliation Transaction will change the governing law that applies to our shareholders from Austrian Law (which applies to our common shares) and from U.S. law (which applies to our ADSs) to Irish law (which applies to Nabriva Ireland Shares). Many of the principal attributes of our common shares and our ADSs and Nabriva Ireland Shares will be similar. However, once the Redomiciliation Transaction is consummated, your future rights as a shareholder under Irish law will differ from your current rights as a shareholder under Austrian Law. In addition, Nabriva Ireland’s proposed constitution will differ from our articles of association.

Nabriva Ireland will be exposed to the risk of future changes in law, which could materially adversely affect us, including by reducing or eliminating the anticipated benefits of the Redomiciliation Transaction.

Nabriva Ireland is subject to Irish law. As a result, Nabriva Ireland would be subject to the risk of future adverse changes in Irish law (including Irish corporate and tax law). In addition, Nabriva Ireland and the Nabriva Group will also be subject to the risk of future adverse changes in Austrian and U.S. law, as well as changes of law in other countries in which Nabriva Ireland and its subsidiaries operate.

Future adverse changes in law after the Redomiciliation Transaction could result in Nabriva Ireland not being able to maintain a worldwide effective corporate tax rate that is competitive in our industry.

While we believe that the Redomiciliation Transaction should not affect our ability to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be after the Redomiciliation Transaction. The tax laws of Ireland, Austria, the U.S., and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. In particular, legislative action could be taken by Ireland, Austria, the U.S. or other jurisdictions which could override tax treaties upon which we expect to rely and adversely affect our effective tax rate. As a result, our actual effective tax rate may be materially different from our expectation.

We expect to incur transaction costs in connection with the Redomiciliation Transaction.

We expect to incur transaction costs in connection with the Redomiciliation Transaction, which have been and will continue to be expensed as incurred. A significant portion of these costs will be incurred regardless of whether the Redomiciliation Transaction is completed and prior to holders of our common shares and our ADSs tendering into the Exchange Offer. We expect to incur costs and expenses, including professional fees, to comply with U.S., Austrian and Irish corporate and other laws. In addition, we expect to incur attorneys’ fees, corporate service provider fees, accountants’ fees, filing fees, mailing expenses, solicitation fees, transfer agent fees, and financial printing expenses in connection with the Redomiciliation Transaction.

We may choose not to proceed with the Redomiciliation Transaction.

We may decide not to proceed with the Redomiciliation Transaction and terminate the Exchange Offer at any time prior to its completion.

If the Nabriva Ireland Shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in the Nabriva Ireland Shares may be disrupted.

The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. DTC is not obligated to accept the Nabriva Ireland Shares for deposit and clearing within its facilities at the completion of the Exchange Offer and, even if DTC does initially accept the Nabriva Ireland Shares, it will generally have discretion to cease to act as a depository and clearing agency for the ordinary shares. If DTC determined prior to the consummation of the Exchange Offer that the Nabriva Ireland Shares are not eligible for clearance within the DTC system, then we would not expect to complete the Redomicilation Transaction. However, if DTC determined at any time after the consummation of the Exchange Offer that the Nabriva Ireland Shares were not eligible for continued deposit and clearance within its facilities, then we believe the Nabriva Ireland Shares would not be eligible for continued listing on a U.S. securities exchange and trading in the Nabriva Ireland Shares would be disrupted. While we would pursue alternative arrangements to list Nabriva Ireland Shares and maintain trading, any such disruption could have a material adverse effect on the trading price of the Nabriva Ireland Shares.

The Nabriva Ireland Shares issued to holders of registered Nabriva AG ADSs and holders of Nabriva AG Common Shares pursuant to the Exchange Offer will not be issued into the DTC system.

As noted above, the facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system. The Nabriva Ireland Shares issued to holders of registered Nabriva AG ADSs and holders of Nabriva AG Common Shares (i.e., not Nabriva AG ADSs held within DTC) pursuant to the Exchange Offer will be issued in certificated form and not into the DTC system, and will accordingly be less liquid than Nabriva Ireland Shares that are held within the DTC system.

It will be the responsibility of holders of registered Nabriva AG ADSs and holders of Nabriva AG Common Shares who receive Nabriva Ireland Shares pursuant to the Exchange Offer, should they so wish, to seek to have those shares accepted by DTC for deposit and clearing within the DTC system.

As we will be a holding company, our operating results, financial condition and ability to pay dividends or other distributions will be entirely dependent on funding, dividends and other distributions received from our subsidiaries, including Nabriva AG, which may be subject to restrictions.

Our ability to pay dividends or other distributions and to pay our obligations in the future will depend on the level of funding, dividends and other distributions, if any, received from our subsidiaries, including Nabriva AG and its subsidiaries and any new subsidiaries we establish in the future. The ability of our companies to make loans or distributions (directly or indirectly) to us may be restricted as a result of several factors, including restrictions in financing agreements and the requirements of applicable law and regulatory and fiscal or other restrictions. In particular, if the Redomiciliation Transaction is successful and the Irish holding company structure is put in place, our subsidiaries, including Nabriva AG and any new subsidiaries established by us or Nabriva AG following completion of the Exchange Offer, may be subject to laws that restrict dividend payments, authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us, or limit or prohibit transactions with affiliates. Restrictions and regulatory action of this kind could impede access to funds that we may need to make dividend payments.

Furthermore, we may guarantee some of the payment obligations of certain of our subsidiaries, including Nabriva AG, from time to time. These guarantees may require us to provide substantial funds or assets to Nabriva AG or its other subsidiaries or their creditors or counterparties at a time when we are in need of liquidity to fund our own obligations.

We do not expect to undertake the Squeeze-Out Process and holders of Nabriva AG Common Shares and holders of Nabriva AG ADSs who do not tender into the Exchange Offer may have very limited liquidity options after the Exchange Offer.

Provided that we acquire 90% or more of the total issued share capital of Nabriva AG (including Nabriva AG Common Shares represented by Nabriva AG ADSs) pursuant to the Exchange Offer, Austrian law permits us to acquire the remaining share capital of Nabriva AG (including Nabriva AG Common Shares represented by Nabriva AG ADSs) for cash pursuant to a process we refer to as the Squeeze-Out Process. The actual cash consideration payable to holders of any untendered Nabriva AG Common Shares or Nabriva AG ADSs, if any, acquired by us pursuant to the Squeeze-Out Process will be based on a report prepared by us and the Nabriva AG Management Board, which must be verified by an Austrian court-appointed expert. Generally, such a process takes about 3 to 4 months or more from initiation of the Squeeze-Out Process until non-tendering holders of Nabriva AG Common Shares or Nabriva AG ADSs receive the cash consideration. Under Austrian law, such price will have to be paid in cash, which will have an impact on our liquidity and cash reserves and therefore may have an adverse effect on our financial and operational flexibility.

We do not expect to undertake the Squeeze-Out Process and cannot give you any assurance that we will undertake the Squeeze-Out Process sometime in the future or that we will have the cash to pay the amounts necessary to effectuate that Squeeze-Out Process. Holders of any untendered Nabriva AG Common Shares or Nabriva AG ADSs are advised that if they do not tender their respective securities in the Exchange Offer, they may be forced to hold their respective security for an indefinite period of time. Consequently, such holders may have to hold their investment indefinitely and may not be able to liquidate their investments or pledge them as collateral for a loan.

The market for any non-tendered Nabriva AG Common Shares or Nabriva AG ADSs will be less liquid following completion of the Exchange Offer, and the value of any non-tendered Nabriva AG Common Shares or Nabriva AG ADSs may decline significantly.

The market for Nabriva AG Common Shares or Nabriva AG ADSs will be significantly less liquid following completion of the Exchange Offer, and the value of any Nabriva AG Common Shares or Nabriva AG ADSs not tendered into the Exchange Offer may be lower or fluctuate more widely following completion of the Exchange Offer. The exchange of Nabriva AG Common Shares or Nabriva AG ADSs for Nabriva Ireland Shares pursuant to the Exchange Offer will reduce the number of holders of Nabriva AG Common Shares and Nabriva AG ADSs as well as the number of Nabriva AG Common Shares and Nabriva AG ADSs that might otherwise trade publicly and, depending upon the number of Nabriva AG Common Shares and Nabriva AG ADSs so exchanged, will adversely affect the liquidity and market value of the remaining Nabriva AG Common Shares and Nabriva AG ADSs held by the public.

We may also take steps following the Exchange Offer to change the corporate structure or assets of Nabriva AG and these steps could affect the liquidity and trading value of Nabriva AG Common Shares and Nabriva AG ADSs. Moreover, if permitted by applicable laws and rules of U.S. authorities and the stock exchanges, and depending on the level of acceptance of the Exchange Offer, upon consummation of the Exchange Offer, Nabriva Ireland and its affiliates will cause Nabriva AG to effect one or more of the following: (a) delist the Nabriva AG ADSs from the NASDAQ, (b) suspend Nabriva AG’s obligation to file reports under the Exchange Act, until termination of registration thereunder, (c) terminate the registration of the Nabriva AG ADSs under the Exchange Act or (d) terminate the ADS facility.

We may restructure Nabriva AG after the completion of the Exchange Offer or take other steps to acquire Nabriva AG Common Shares and Nabriva AG ADSs.

If holders of Nabriva AG Common Shares and Nabriva AG ADSs do not tender their Nabriva AG Common Shares and Nabriva AG ADSs into the Exchange Offer, any of these actions may negatively affect the value and liquidity of their remaining interest in Nabriva AG. We reserve the right to use any legally permitted method to acquire any nontendered Nabriva AG Common Shares and Nabriva AG ADSs following the expiration of the Exchange Offer period. We may undertake any means available to us including, but not limited to, by way of purchases or subsequent exchange or tender offers or to engage in one or more corporate restructuring transactions, such as a redomiciliation, deredomiciliation, liquidation, transfer of assets or conversion of Nabriva AG into another form or corporate entity, or to change the Nabriva AG articles of association to alter the corporate or capital structure in a manner beneficial to us and our shareholders. Conversely, if we decide not to, or are not able to, implement any post-closing transactions or restructuring measures, holders of Nabriva AG Common Shares and Nabriva AG ADSs will remain shareholders of Nabriva AG rather than Nabriva Ireland and be subject to the risks that may affect their remaining minority investment in Nabriva.

Holders of Nabriva AG Common Shares and Nabriva AG ADSs may hold a proportionately higher percentage interest in the Nabriva Group following completion of the Exchange Offer.

If holders of Nabriva AG Common Shares and holders of Nabriva AG ADSs participate fully in the Exchange Offer and 100% of Nabriva AG Common Shares and Nabriva AG ADSs in issue are tendered into the Exchange Offer, each holder of Nabriva AG Common Shares and holder of Nabriva AG ADSs shall hold the same proportion of the total number of Nabriva Ireland Shares as it currently does of the total number of Nabriva AG Common Shares and Nabriva AG ADSs on completion of the Exchange Offer.

If less than 100% of the Nabriva AG Common Shares and Nabriva AG ADSs in issue are tendered into the Exchange Offer and the Squeeze-Out Process is undertaken, tendering holders of Nabriva AG Common Share and Nabriva AG ADSs will receive a higher proportionate percentage interest in the Nabriva Group than they currently hold on completion of the Exchange Offer and the Squeeze-out Process, due to the fact that nontendering holders of Nabriva AG Common Shares or holders of Nabriva AG ADSs will not receive Nabriva Ireland Shares.

We do not expect to undertake the Squeeze-Out Process and cannot give you any assurance that we will undertake the Squeeze-Out Process sometime in the future or that we will have the cash to pay the amounts necessary to effectuate that Squeeze-Out Process. Holders of any untendered Nabriva AG Common Shares or Nabriva AG ADSs are advised that if they do not tender their respective securities in the Exchange Offer, they may be forced to hold their respective security for an indefinite period of time. Consequently, such holders may have to hold their investment indefinitely and may not be able to liquidate their investments or pledge them as collateral for a loan.

The Nabriva AG ADSs will be delisted from the NASDAQ Global Select Market following completion of the Exchange Offer.

If permitted by applicable laws and rules of U.S. authorities and the stock exchanges, upon completion of the Exchange Offer, we intend to cause Nabriva AG to delist the Nabriva AG ADSs from the NASDAQ Global Select Market. Nabriva Ireland has applied for all of the Nabriva Ireland Shares to trade on the NASDAQ Global Select Market, which is expected to be the only listing of the Nabriva Ireland Shares. The NASDAQ Global Select Market will make the final decision as to whether such listing will be permitted or not and consequently, whether the Nabriva AG ADSs will be delisted from the NASDAQ Global Select Market. We expect that such delisting will result in a decrease in the liquidity of the Nabriva AG ADSs, which will make it difficult for holders of Nabriva AG ADSs to divest of their holdings. Non-tendering investors in Nabriva AG may accordingly be forced to hold their Nabriva AG Common Shares and Nabriva AG ADSs for an indefinite period of time.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended March 31, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS AG
Date: May 10, 2017
	By:	/s/ Colin Broom
Colin Broom Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer (Principal Financial and Accounting Officer)

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and March 31, 2017, (ii) Consolidated Statements of Operations for the three months ended March 31, 2016 and 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

X