Form 10-Q
period 2017-06-30
Nabriva Therapeutics plc
filed 2017-08-07
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 001-37558

Nabriva Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	Not applicable
(State or jurisdiction of organization)	(I.R.S. Employer Identification No.)

25-28 North Wall Quay
IFSC, Dublin 1, Ireland	Not applicable
(Address of principal executive offices)	(Zip Code)

+353 1 649 2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes  ☐  No  ☒

As of July 15, 2017, the registrant had 26,838,260 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

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

•       our plans to pursue development of lefamulin for additional indications other than community-acquired bacterial pneumonia, or CABP;

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

•      our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;

•      the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;

•      competitive factors;

•      compliance with current or prospective governmental regulation;

•      general economic and market conditions;

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

SPECIAL NOTE REGARDING THE REDOMICILIATION

On June 23, 2017, Nabriva Therapeutics plc, a public limited company organized under the laws of Ireland, or Nabriva Ireland, became the successor issuer to Nabriva Therapeutics AG, a stock corporation (Aktiengesellschaft) organized under the laws of Austria, or Nabriva AG, for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such succession occurred following the conclusion of a tender offer related to the exchange of American Depositary Shares and common shares of Nabriva AG for ordinary shares of Nabriva Ireland, which resulted in Nabriva Ireland, a new Irish holding company, becoming the ultimate holding company of Nabriva AG (the predecessor registrant and former ultimate holding company) and its subsidiaries, which we refer to as the Redomiciliation Transaction.

Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “Nabriva,” “the Nabriva Group,” “the Company,” “we,” “ours,” “us,” or similar terms on or prior to June 23, 2017 (the effective date of the Redomiciliation Transaction), refer to our predecessor, Nabriva Therapeutics AG, together with its subsidiaries.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	As of December 31, 2016	As of June 30, 2017

Assets
Current assets:
Cash and cash equivalents	$32,778	$20,089
Short-term investments	51,106	33,084
Other receivables	5,561	8,699
Prepaid expenses	1,176	1,353
Total current assets	90,621	63,225
Property, plant and equipment, net	519	1,437
Intangible assets, net	270	211
Long-term receivables	420	408
Deferred tax assets	1,410	2,093
Total assets	$93,240	$67,374

Liabilities and equity
Current liabilities:
Accounts payable	$2,551	$8,323
Accrued expense and other current liabilities	13,326	8,432
Total current liabilities	15,877	16,755
Non-current liabilities
Long-term debt	—	218
Other non-current liabilities	107	146
Total non-current liabilities	107	364
Total liabilities	$15,984	$17,119
Commitments and contingencies (Note 14)
Stockholders’ Equity:
Common shares, no par value, 2,719,695 common shares issued and outstanding at December 31, 2016	$2,939	$—
Ordinary shares, par value $0.01, 1,000,000,000 ordinary shares authorized at June 30, 2017; 26,838,260 issued and outstanding at June 30, 2017	—	268
Preferred shares, par value $0.01, 100,000,000 shares authorized at June 30, 2017; None issued and outstanding at June 30, 2017	—	—
Additional paid in capital	279,149	283,960
Accumulated other comprehensive income (loss)	10	(16)
Accumulated deficit	(204,842)	(234,667)
Total Nabriva Therapeutics plc stockholders’ equity	77,256	49,545
Non-controlling interest	—	710
Total stockholders’ equity	77,256	50,255
Total liabilities and stockholders’ equity	$93,240	$67,374

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2016	2017	2016	2017
Revenues:
Research premium and grant revenue	$1,785	$1,051	$3,204	$2,729
Operating expenses:
Research and development	$(9,943)	$(11,043)	$(22,979)	$(23,703)
General and administrative	(3,368)	(5,570)	(6,453)	(9,788)
Total operating expenses	$(13,311)	$(16,613)	$(29,432)	$(33,491)
Loss from operations	$(11,526)	$(15,562)	$(26,228)	$(30,762)
Other income (expense):
Other income (expense), net	(644)	(116)	354	90
Interest income	54	112	142	233
Interest expense	—	(3)	—	(4)
Loss before income taxes	$(12,116)	$(15,569)	$(25,732)	$(30,443)
Income tax benefit	12	967	29	618
Net loss	$(12,104)	$(14,602)	$(25,703)	$(29,825)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale financial assets	(8)	(10)	33	(26)
Reclassification to net income	—	—	—	—
Other comprehensive income (loss), net of tax	$(8)	$(10)	$33	$(26)
Comprehensive loss	$(12,112)	$(14,612)	$(25,670)	$(29,851)

Loss per share
Basic and Diluted ($ per share)	$(0.57)	$(0.54)	$(1.21)	$(1.10)

Weighted average number of shares:
Basic and Diluted	21,252,790	27,186,560	21,215,870	27,197,070

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30
(in thousands)	2016	2017
Cash flows from operating activities
Net loss	$(25,703)	$(29,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expense, net	(253)	(1,008)
Non-cash interest income	(65)	(63)
Depreciation and amortization expense	99	149
Stock-based compensation	1,405	2,876
Deferred income taxes	(31)	(683)
Other, net	1	105
Changes in operating assets and liabilities:
Changes in long-term receivables	(6)	12
Changes in other receivables and prepaid expenses	(3,039)	(3,315)
Changes in accounts payable	(1,097)	4,975
Changes in accrued expenses and other liabilities	3,550	(3,460)
Changes in other non-current liabilities	9	18
Net cash used in operating activities	(25,130)	(30,219)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(307)	(236)
Purchases of available-for-sale securities	(14,000)	—
Proceeds from sales of property, plant and equipment	—	2
Proceeds from maturities of term deposits	15,000	—
Proceeds from sales of available-for-sale securities	15,000	18,000
Net cash provided by investing activities	15,693	17,766
Cash flows from financing activities
Proceeds from long-term debt	—	228
Proceeds from exercise of stock options	237	11
Equity offering costs	—	(1,483)
Net cash provided by (used in) financing activities	237	(1,244)

Effects of foreign currency translation on cash and cash equivalents	253	1,008
Net decrease in cash and cash equivalents	(8,947)	(12,689)
Cash and cash equivalents at beginning of period	36,446	32,778
Cash and cash equivalents at end of period	$27,499	$20,089

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.                                      Organization and Business Activities

Nabriva Therapeutics plc (“Nabriva Ireland”), together with its 98.6% owned and consolidated Austrian subsidiary, Nabriva Therapeutics AG (“Nabriva AG”), and 100% owned and consolidated U.S. subsidiary Nabriva Therapeutics US, Inc. and 100% owned and consolidated Irish subsidiary Nabriva Therapeutics Ireland DAC, (collectively, “Nabriva”, the “Nabriva Group” or the “Company”) is a clinical stage biopharmaceutical company engaged in the research and development of novel anti-infective agents to treat serious infections, with a focus on the pleuromutilin class of antibiotics. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.

On March 1, 2017, Nabriva Ireland was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate parent company of the Nabriva Group from Austria to Ireland. Nabriva Ireland replaced Nabriva AG as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer (the “Exchange Offer”) in which holders of 98.5% of the outstanding share capital of Nabriva AG exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland (the “Redomiciliation Transaction”).  The ordinary shares of Nabriva Ireland were issued on a one-for-ten basis to the holders of the Nabriva AG common shares (“Nabriva AG common shares”) and on a one-for-one basis to the holders of the Nabriva AG American Depositary Shares (“Nabriva AG ADSs”) participating in the Exchange Offer. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the NASDAQ Global Market under the symbol “NBRV,” the same symbol under which the American Depositary Shares of Nabriva AG were previously traded.  This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva AG for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland.  As of June 30, 2017, 98.6% of Nabriva AG share capital had been exchanged for ordinary shares of Nabriva Ireland. The Company currently expects to issue additional ordinary shares of Nabriva Ireland in exchange for the remaining 1.4% of Nabriva AG’s outstanding share capital in the third quarter of 2017.

Nabriva AG was incorporated in Austria as a spin-off from Sandoz GmbH in October 2005 and commenced operations in February 2006. Nabriva Therapeutics US, Inc. was founded and began operations in the United States in August 2014. In February 2017, the Company purchased all shares issued in the capital of Hyacintho DAC, a designated activity company incorporated by a nominee company in December 2016 and renamed the company to Nabriva Therapeutics Ireland DAC on April 10, 2017.

Throughout these Notes to the Unaudited Consolidated Financial Statements, unless the context requires otherwise, all references to “Nabriva,” “the Nabriva Group,” “the Company,” or similar terms on or prior to June 23, 2017 (the effective date of the Redomiciliation Transaction), refer to our predecessor, Nabriva AG, together with its subsidiaries.

Certain share and per share amounts have been retrospectively adjusted to reflect the Exchange Offer and the Redomiciliation Transaction.

Liquidity

As of December 31, 2016, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. This standard requires management to 1) identify and disclose if there are initial conditions indicating substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the financial statements, 2) disclose the principal conditions that gave rise to substantial doubt, 3) disclose management’s evaluation of the significance of those conditions in relation to the Company’s ability to meet its obligations and 4) disclose management’s plans that are intended to mitigate the adverse conditions.  In accordance with the accounting standard, when considering management’s plans to mitigate the conditions giving rise to substantial doubt, management can only consider those plans which are probable to be successfully implemented.

As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s projected expenditures may deplete current cash, cash equivalents and investments in 2017 and 2018.  As of June 30, 2017, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are conditions indicating that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these interim consolidated financial statements.  Since its inception, the Company has incurred net losses and generated negative cash flows from its operations. To date, it has financed its operations through the sale of equity securities, including its initial public offering of Nabriva AG ADSs and private placements of its Nabriva AG common shares, convertible debt financings and research and development support from governmental grants and loans. As of June 30, 2017, the Company had cash and cash equivalents and short-term investments of $53.2 million.  The Company anticipates that its expenses will increase substantially as it continues the development of and potentially seeks marketing approval for lefamulin and, possibly, other product candidates and continues its research activities. The Company’s expenses will increase if it suffers any delays in its Phase 3 clinical program for lefamulin for the treatment of community-acquired bacterial pneumonia (“ CABP”), including delays in enrollment of patients. If the Company obtains marketing approval for lefamulin or any other product candidate that it develops, it expects to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, the Company expects to incur additional costs associated with operating as a public company.  The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

The Company currently expects to seek funding in future periods.  While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards.  As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending.  This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.  The ability to reduce spending under this plan, at a level that mitigates the factors described above, is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next twelve months.

As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.  While management has plans in place to mitigate these actions, they are not considered probable, as defined in the accounting standards, and a failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects.

The interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Based on current projections, the company anticipates availability of top-line clinical data from LEAP 1, its first Phase 3 clinical trial of lefamulin for CABP, in September of 2017. In addition, the Company expects to complete patient enrollment for LEAP 2, its second Phase 3 clinical trial of lefamulin for CABP, in the fourth quarter of 2017 and anticipates availability of top-line data for LEAP 2 in the first quarter of 2018.

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

The accompanying consolidated financial information as of June 30, 2017 and for the three and six months ended June 30, 2016 and 2017 is unaudited. The December 31, 2016 condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2017 and for the three and six months ended June 30, 2016 and 2017. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2017.

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

•           In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 was effective in the first quarter of 2017. The impact of adopting this standard did not have a material effect on the Company’s financial position, results of operation or cash flow and related disclosures.

3.                                      Research Premium and Grant Revenue

Research premium and grant revenue consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2017	2016	2017
Research premium	$1,759	$871	$3,151	$2,376
Government grants	—	154	—	301
Grants from WWFF	26	26	53	52
Total	$1,785	$1,051	$3,204	$2,729

Research premium and grant revenue comprises (1) the research premium from the Austrian government, (2) grants received from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG) and the Vienna Business Promotion Fund (Wiener Wirtschaftsförderungsfonds, or WWFF) and (3) the benefit of government loans at below-market interest rates.

The research premium the Company receives from the Austrian government is calculated at a specified percent of specified research and development cost base. The Company recognizes the research premium as long as it has incurred research and development expenses. The WWFF grant is paid out through the landlord in the form of a monthly reduction in lease payments and is recognized over the period from grant date in March 2010 until end of the lease termination waiver term in December 2017. All grants are non-refundable as long as the conditions of the grant are met. The Company is and has been in full compliance with the conditions of the grants and all related regulations.

4.                                      Research and Development Expenses

Research and development expenses include the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2017	2016	2017
Research materials and purchased services	$6,918	$6,551	$17,102	$16,159
Staff costs	1,952	3,159	3,937	5,479
Other research and development expenses	1,041	1,303	1,879	2,002
Depreciation and amortization	32	30	61	63
Total	$9,943	$11,043	$22,979	$23,703

Research materials and purchased services include all expenses for materials and services in respect of research activities.

For the three and six months ended June 30, 2017, other research and development expenses consisted of $0.4 million and $0.7 million, respectively, in infrastructure expenses, $0.7 million and $1.0 million, respectively, in advisory and external consultancy expenses and $0.2 million and $0.3 million, respectively, in intellectual property and trademark related expenses and travel expenses.

For the three and six months ended June 30, 2016, other research and development expenses consisted of $0.3 million and $0.6 million, respectively, in infrastructure expenses, $0.5 million and $0.8 million, respectively, in advisory and external consultancy expenses, $0.1 million and $0.2 million, respectively, in intellectual property and trademark related expenses, $0.1 million and $0.2 million, respectively, in travel expenses and $0.1 million and $0.1 million, respectively, in other expenses.

5.                                      General and Administrative Expenses

General and administrative expenses include the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2017	2016	2017
Other general and administrative expenses	$1,879	$3,310	$3,528	$6,107
Staff costs	1,467	2,217	2,887	3,595
Depreciation and amortization	22	43	38	86
Total	$3,368	$5,570	$6,453	$9,788

For the three and six months ended June 30, 2017, other general and administrative expenses included the following: $1.0 million and $1.7 million, respectively, of advisory and external consultancy expenses, $0.2 million and $0.4 million, respectively, of tax consulting, payroll accounting, accounting and auditing expenses, $0.3 million and $0.7 million, respectively,  in infrastructure expenses, $1.3 million and $2.3 million, respectively,  of legal expenses, $0.1 million and $0.2 million, respectively, of travel expenses, $0.1 million and $0.2 million, respectively, in supervisory board fees and expenses and $0.3 million and $0.6 million, respectively, of other expenses.

For the three and six months ended June 30, 2016, other general and administrative expenses included the following: $0.6 million and $1.0 million, respectively, of advisory and external consultancy expenses, $0.1 million and $0.2 million, respectively, of tax consulting, payroll accounting, accounting and auditing expenses, $0.3 million and $0.6 million, respectively, in infrastructure expenses, $0.3 million and $0.6 million, respectively, of legal expenses, $0.1 million and $0.2 million, respectively, of travel expenses, $0.2 million and $0.3 million, respectively, in supervisory board fees and expenses and $0.3 million and $0.6 million, respectively, of other expenses.

6.                                      Post-employment benefit obligations

As required under Austrian labor law, the Company makes contributions to a state plan classified as defined contribution plan (Mitarbeitervorsorgekasse) for its employees in Austria. Monthly contributions to the plan are 1.53% of salary with respect to each employee and are recognized as expense in the period incurred. In the three months ended June 30, 2017 and 2016, contribution costs were $16,000 and $19,000, respectively. In the six months ended June 30, 2017 and 2016, contribution costs were $27,000 and $30,000, respectively.

For employees of Nabriva Therapeutics US, Inc., the Company makes contributions to a defined contribution plan as defined in subsection 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee’s voluntary contribution to the plan and 50% of the next 2% contributed by the employee. Contributions are recognized as expense in the period incurred. In the three months ended June 30, 2017 and 2016 contribution expenses were approximately $51,000 and $32,000, respectively. In the six months ended June 30, 2017 and 2016 contribution expenses were approximately $97,000 and $73,000, respectively.

7.                                      Income tax (expense) benefit

In accordance with the FASB Accounting Standard Codification (ASC) Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended June 30, 2017, the Company recorded a tax benefit of $967,000 and for the three months ended June 30, 2016, the Company recorded a tax benefit of $12,000. For the six months ended June 30, 2017, the Company recorded a tax benefit of $618,000 and for the six months ended June 30, 2016, the Company recorded a tax benefit of $29,000.

As of June 30, 2017 and December 31, 2016, the Company had a non-current deferred tax assets of $2.1 million and $1.4 million, respectively. The deferred tax asset relates to tax attributes of the Company’s U.S. subsidiary, Nabriva Therapeutics US, Inc. The Company maintains a valuation allowance against certain deferred tax assets as management has determined that it is not more likely than not that the Company will realize these future tax benefits.

On the basis of this evaluation, as of June 30, 2017 and December 31, 2016, the Company has recorded a valuation allowance of $58,973 and $54,114, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

8.                                      Earnings (Loss) per Share

Basic earnings/losses per share

Basic earnings/losses per share is calculated by dividing the net earnings/loss attributable to shareholders by the weighted average number of shares outstanding during the year.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2017	2016	2017
Net loss for the period	$(12,104)	$(14,602)	$(25,703)	$(29,825)
Weighted average number of shares outstanding	21,252,790	27,186,560	21,215,870	27,197,070
Excluded treasury shares on June 30	10,390	—	10,390	—
Basic loss per share	$(0.57)	$(0.54)	$(1.21)	$(1.10)

Diluted earnings/losses per share

Diluted earnings/losses per share is calculated by adjusting the weighted average number of shares outstanding to assume conversion of all dilutive potential shares. The effect of 2,930,110 and 1,858,600 potentially dilutive share options has been excluded from the diluted loss per share calculations as of June 30, 2017 and 2016, respectively because it would result in a decrease in the loss per share for the period and is therefore not to be treated as dilutive.

9.                                      Fair Value Measurement

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Assets:
Short-term investments:
Available-for-sale investments	$15,017	$36,059	$—	$51,076
Term deposits	30	—	—	30
Total Assets	$15,047	$36,059	$—	$51,106

(in thousands)	Level 1	Level 2	Level 3	Total
As of June 30, 2017
Assets:
Short-term investments:
Available-for-sale investments	$15,035	$18,019	$—	$33,054
Term deposits	30	—	—	30
Total Assets	$15,065	$18,019	$—	$33,084

As of June 30, 2017 and December 31, 2016, the Company held short-term investments (see Note 11) classified as both Level 1 and Level 2, and the Company did not hold any Level 3 financial instruments measured at fair value. There were no transfers between Level 1 and 2 in the six months ended June 30, 2017 or the year ended December 31, 2016. There were no changes in valuation techniques during the six months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, the Company did not hold any financial instruments as liabilities that were held at fair value.

Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short term nature.

10.                               Long-term and current receivables

(in thousands)	As of December 31, 2016	As of June 30, 2017
Deposits	$420	$408
Total long-term receivables	$420	$408

Research premium	5,346	8,265
VAT and other taxes	46	138
Receivables from grant revenue	144	156
Other receivables	25	140
Total current receivables	$5,561	$8,699
Total	$5,981	$9,107

Long-term receivables relate to rent deposits made on the office building in Vienna, Austria and King of Prussia, Pennsylvania, United States.

Current receivables are all due within one year. No receivables are past due or impaired.

11.                               Short-term investments

The Company’s short-term investments were as follows:

	As of December 31, 2016
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:	$—	$—	$—	$—
Available-for-sale investments	$51,094	$—	$(18)	$51,076
Term deposits	$30	$—	$—	$30
Total	$51,124	$—	$(18)	$51,106

	As of June 30, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:	$—	$—	$—	$—
Available-for-sale investments	$33,080	$—	$(26)	$33,054
Term deposits	$30	$—	$—	$30
Total	$33,110	$—	$(26)	$33,084

As of June 30, 2017 and December 31, 2016, the Company’s short-term investments were classified as available-for-sale and comprised a (i) money market fund that invests all of its assets, excluding cash and deposits, in short term U.S. dollar-denominated debt securities, and (ii) a U.S. treasury note.

12.                               Share-Based Payments

Stock Option Plan 2007

On September 12, 2007 the Company’s management and supervisory boards resolved to implement a stock option plan (“SOP 2007”) for all employees (including members of the management board) with open-ended contracts of employment with the Company and for selected members of the supervisory board of the Company and further participants. The stock option plan became effective on September 28, 2007 and the shareholders of the Company resolved to amend the SOP 2007 on September 17, 2009, May 7, 2010 and June 30, 2015. The total number of options that were eligible to be granted and vested in the beneficiaries under the SOP 2007 did not exceed 29,889 Nabriva AG common shares (the overall number of options under the SOP 2007).  In connection with the Redomiciliation Transaction, the SOP 2007 was amended to take account of certain requirements under Irish law and assumed by Nabriva Ireland, with each option to acquire one Nabriva AG common share becoming an option to acquire ten ordinary shares of Nabriva Ireland on the same terms and conditions.

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

Movements in the number of share options outstanding and their related weighted average exercise prices concerning the SOP 2007 are as follows:

	2017
Stock Option Plan 2007	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2017	109,960	0.73
Granted	—	—
Exercised	(52,820)	0.73
Forfeited	—	—
Outstanding as of June 30, 2017	57,140	0.73	$577
Vested and exercisable as of June 30, 2017	56,640	0.73	$552

The total intrinsic value of options exercised during the six months ended June 30, 2017 was $479,000.

The weighted average remaining contractual life of all options granted under the SOP 2007 is 0.1 years. Stock-based compensation expense under the Stock Option Plan 2007 was $15,000 and $30,000 for the three and six months ended June 30, 2017, respectively. We did not accrue any income tax benefit under the Stock Option Plan 2007 for the three and six months ended June 30, 2017.

The weighted average share price at the date of exercise of options exercised during the six months ended June 30, 2017 was $9.79.

Stock Option Plan 2015

On April 2, 2015, the Company’s shareholders, management board and supervisory board adopted the Stock Option Plan 2015 and the shareholders approved an amended and restated version of the Stock Option Plan 2015 on June 30, 2015. An amendment to the amended and restated Stock Option Plan 2015 was approved by the shareholders on July 22, 2015. The Stock Option Plan 2015 became effective on July 3, 2015 upon the registration with the commercial register in Austria of the conditional capital increase approved by the shareholders on June 30, 2015. The Stock Option Plan 2015 initially provided for the grant of options for up to 95,000 Nabriva AG common shares to the Company’s employees, including members of the management board, and to members of the supervisory board. Following the closing of the initial public offering of the Company, the overall number of options increased to 177,499 Nabriva AG common shares. Following approval by the Company’s shareholders at its 2016 annual general meeting, the number of shares available for issuance under the Stock Option Plan 2015 was increased to 346,235 Nabriva AG common shares. In connection with the Redomiciliation Transaction, the Stock Option Plan 2015 was amended to take account of certain requirements under Irish law and assumed by Nabriva Ireland, with each option to acquire one Nabriva AG common share becoming an option to acquire ten ordinary shares of Nabriva Ireland on the same terms and conditions.

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

Movements in the number of share options outstanding and their related weighted average exercise prices under the Stock Option Plan 2015 are as follows:

	2017
Stock Option Plan 2015	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2017	1,794,360	7.83
Granted	1,150,600	8.77
Exercised	—	—
Forfeited	(110,900)	8.92
Outstanding as of June 30, 2017	2,834,060	8.17	$6,547
Vested and exercisable as of June 30, 2017	736,561	8.09	$1,760

Stock-based compensation expense under the Stock Option Plan 2015 was approximately $1.1 million and $2.9 million for the three and six months ended June 30, 2017, respectively. The weighted average fair value of the options granted during the six months ended June 30, 2017 was $4.86, per share. The 1,150,600 options granted in the six months ended June 30, 2017, were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	55.6% - 58.1%
Expected term of options (in years)	6.1
Range of risk-free interest rate	1.9% - 2.1%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The weighted average remaining contractual life of the options as of June 30, 2017 is 8.8 years.

As of June 30, 2017, there was $11.1 million of total unrecognized compensation expense, related to unvested options granted under the Stock Option Plan 2015, which will be recognized over the weighted-average remaining vesting period of 1.5 years.

13.          Accrued Expenses and Other Liabilities

Other non-current liabilities include an obligation to pay jubilee benefits arising under the collective bargaining agreement for the chemical industry, by which employees in Austria are entitled to receive jubilee payments after being employed for a certain number of years. For this obligation a provision of $125,000 and $107,000 has been made as of June 30, 2017 and December 31, 2016, respectively.

The Company’s net obligation in respect of the jubilee payments is calculated annually by an independent actuary in accordance with ASC 710-10-25 using the projected unit credit method. The principle actuarial assumptions used were as follows: discount rate of 1.3% and retirement at the age of 61.5-65 for men and 56.5-65 for women, future annual salary increases of 3%.

Accrued expenses and other current liabilities include the following:

(in thousands)	As of December 31, 2016	As of June 30, 2017
Research and development related costs	$8,716	$5,137
Payroll and related costs	2,150	2,187
Accounting, tax and audit services	484	123
Other	1,976	985
Total other current liabilities	$13,326	$8,432

14.          Commitments and Contingencies

Commitments

Lease Agreements

In March 2007, the Company entered into a lease agreement for an unlimited period starting in December 2007 with CONTRA Liegenschaftsverwaltung GMBH for the use of business and research premises at Leberstrasse 20, 1110 Vienna. Within the first 10 years the contract can only be terminated under certain conditions. The monthly rental fee for the premises and laboratory furniture was $84,000 and $85,000, as of June 30, 2017 and December 31, 2016, respectively, and includes all operating costs. Additional monthly costs for facility management and security services amounted to $9,000 and $9,000 as of June 30, 2017 and December 31, 2016, respectively.

In July 2015, the Company entered into a lease agreement with CardConnect, LLC, for the use of office premises at 1000 Continental Drive, Suite 600, King of Prussia, PA 19406, USA with the lease term continuing until December 2023. The monthly base rental fee was approximately $40,000 and $40,000 as of June 30, 2017 and December 31, 2016, respectively.

The obligations under the lease agreements are payable as follows:

(in thousands)	As of December 31, 2016	As of June 30, 2017
No later than 1 year	$1,484	$1,029
Later than 1 year and no later than 5 years	2,536	2,554
Later than 5 years	507	244
Total	$4,527	$3,827

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

(in thousands)	As of December 31, 2016	As of June 30, 2017
No later than 1 year	$51,685	$40,999
Later than 1 year and no later than 5 years	6,241	2,007
Total	$57,926	$43,006

Contingencies

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

15.          Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to June 30, 2017 through the date the unaudited consolidated financial statements were issued, and have not identified any such events material to an understanding of the unaudited consolidated financial statements.

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

Overview

We are a clinical stage biopharmaceutical company engaged in the research and development of novel anti-infective agents to treat serious infections, with a focus on the pleuromutilin class of antibiotics. We are developing our lead product candidate, lefamulin, to be the first pleuromutilin antibiotic available for systemic administration in humans. We are developing both intravenous, or IV, and oral formulations of lefamulin for the treatment of community-acquired bacterial pneumonia, or CABP and intend to develop lefamulin for additional indications other than pneumonia. We have initiated two pivotal, international Phase 3 clinical trials of lefamulin for the treatment of moderate to severe CABP. These are the first clinical trials we have conducted with lefamulin for the treatment of CABP. We initiated the first of these trials, which we refer to as LEAP 1, in September 2015 and initiated the second trial, which we refer to as LEAP 2, in April 2016. Enrollment was completed in LEAP 1 in April of 2016 and we expect to have top-line data available from LEAP1 in September 2017. We anticipate completion of patient enrollment in LEAP 2 in the fourth quarter of 2017 and to have top-line data available from LEAP 2 in the first quarter of 2018. If the results of these trials are favorable, including achievement of the primary efficacy endpoints of the trials, we expect to submit applications for marketing approval for lefamulin for the treatment of CABP in both the United States and Europe in the second half of 2018.

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

On March 1, 2017, Nabriva Therapeutics plc (“Nabriva Ireland”) was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate company of the group from Austria to Ireland. Nabriva Ireland replaced Nabriva Therapeutics AG (“Nabriva AG”) as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer (the “Exchange Offer”) in which holders of 98.6% of the outstanding share capital of Nabriva AG exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland, which we refer to as the Redomiciliation Transaction. The ordinary shares of Nabriva Ireland were issued on a one-for-ten basis to the holders of the Nabriva AG common shares and on a one-for-one basis to the holders of the Nabriva AG American Depositary Shares (“Nabriva AG ADSs”) participating in the Exchange Offer. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the NASDAQ Global Market under the symbol “NBRV,” the same symbol under which the ADSs of Nabriva Therapeutics AG were previously traded.  This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva AG for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland.  As of June 30, 2017, 98.6% of Nabriva AG’s share capital had been exchanged for ordinary shares of Nabriva Ireland.  We currently expect to issue additional ordinary shares of Nabriva Ireland in exchange for the remaining 1.4% of Nabriva AG’s outstanding share capital in the third quarter of 2017.

Nabriva AG was incorporated in October 2005 in Austria under the name Nabriva Therapeutics Forschungs GmbH, a limited liability company organized under Austrian law, as a spin-off from Sandoz GmbH and commenced operations in February 2006. In 2007, Nabriva AG transformed into a stock corporation (Aktiengesellschaft) under the name Nabriva Therapeutics AG. In 2014, we established our wholly owned U.S. subsidiary, which began operations in August 2014. Since inception, we have incurred significant operating losses. As of June 30, 2017, we had an accumulated deficit of $234.7 million. To date, we have financed our operations primarily through our 2016 rights offering, our 2015 initial public offering, private placements of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017 and the notes to the interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the six months ended June 30, 2017, there were no material changes to our critical accounting policies.

Share-based Payments

We measure the options under our equity incentive plans at fair value at their grant date in accordance with ASC 718, Compensation — Stock Compensation,” using the Black-Scholes model. The fair value of such share-based compensation is recognized as an expense over the respective vesting period. No options were granted under the Stock Option Plan 2007 during the six months ended June 30, 2017. Options granted during the six months ended June 30, 2017 under the Stock Option Plan 2015 have a weighted-average exercise price of €8.15 ($8.77) and a weighted average fair value of €4.52 ($4.86).The weighted-average assumptions used to estimate the fair value of stock options using the Black-Scholes option pricing model were as follows for the six months ended June 30, 2017:

Input parameters
Range of expected volatility	55.6% - 58.1%
Expected term of options (in years)	6.1

We recognized stock-based compensation expense of approximately $1.1 million and $2.9 million during the three and six months ended June 30, 2017, respectively, related to the options granted under the Stock Option Plan 2015.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2017

	Three Months Ended June 30,
(in thousands)	2016	2017	Change
Consolidated Operations Data:
Revenues	$1,785	$1,051	$(734)
Costs and Expenses:
Research and development	(9,943)	(11,043)	(1,100)
General and administrative	(3,368)	(5,570)	(2,202)
Total operating expenses	(13,311)	(16,613)	(3,302)
Loss from operations	(11,526)	(15.562)	(4,036)
Other income (expense):
Other income (expense), net	(644)	(116)	528
Interest income (expense), net	54	109	55
Loss before income taxes	(12,116)	(15,569)	(3,453)
Income tax benefit (expense)	12	967	955
Net loss	$(12,104)	$(14,602)	(2,498)

Revenues

Revenues, consisting primarily of research premium and grant revenue, decreased by $0.7 million from $1.8 million for the three months ended June 30, 2016 to $1.1 million for the three months ended June 30, 2017. The change was primarily due to a $0.9 million decrease in grant revenue from research premiums provided to us by the Austrian government as a result of a decrease in our research and development expenses for which we can receive grant revenue, offset by $0.2 million increase in grant income.

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

Research and Development Expenses

Research and development expenses increased by $1.1 million from $9.9 million for the three months ended June 30, 2016 to $11.0 million for the three months ended June 30, 2017. The change was primarily due to a $0.6 million increase in stock-based compensation expense, a $0.7 million increase in staff costs due to the addition of employees and a $0.2 million increase in research consulting fees, offset by a $0.4 million decrease in costs related to the continuation of patient enrollment for our Phase 3 clinical trials of lefamulin. Research materials and purchased services for our other programs and initiatives were relatively consistent during both periods.

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

General and Administrative Expenses

General and administrative expense increased by $2.2 million from $3.4 million for the three months ended June 30, 2016 to $5.6 million for the three months ended June 30, 2017. The increase was primarily due to a $1.0 million increase in legal fees mainly related to the redomiciliation of our ultimate parent company from Austria to Ireland, a $0.6 million increase in pre-commercialization activities and increased professional service fees and a $0.6 million increase in stock-based compensation expense.

We expect general and administrative expenses to increase with the expansion of our staff and management team to include new personnel responsible for finance, legal, information technology, medical affairs and later, sales and business development functions. We also expect increased infrastructure, consulting, legal, accounting, auditing and investor relations expenses, associated with being a public company in the United States after the loss of our foreign private issuer status and redomiciliation to Ireland.

Other Income (Expense), net

Other income (expense), net increased by $0.5 million from $0.6 million expense for the three months ended June 30, 2016, to $0.1 million expense for the three months ended June 30, 2017. The increase was primarily due to re-measurements of our foreign currency account balances.

Income tax benefit

Our income tax benefit was $967,000 and $12,000 for the three months ended June 30, 2017 and 2016, respectively.  Our income tax benefit includes Irish and foreign income taxes at statutory rates and the effects of various permanent differences.

Comparison of Six Months Ended June 30, 2016 and 2017

	Six Months Ended June 30,
(in thousands)	2016	2017	Change
Consolidated Operations Data:
Revenues	$3,204	$2,729	$(475)
Costs and Expenses:
Research and development	(22,979)	(23,703)	(724)
General and administrative	(6,453)	(9,788)	(3,355)
Total operating expenses	(29,432)	(33,491)	(4,059)
Loss from operations	(26,228)	(30,762)	(4,534)
Other income (expense):
Other income (expense), net	354	90	(264)
Interest income (expense), net	142	229	87
Loss before income taxes	(25,732)	(30,443)	(4,711)
Income tax benefit	29	618	589
Net loss	$(25,703)	$(29,825)	(4,122)

Revenues

Revenues, consisting primarily of research premium and grant revenue, decreased by $0.5 million from $3.2 million for the six months ended June 30, 2016 to $2.7 million for the six months ended June 30, 2017. The change was primarily due to a $0.8 million decrease in grant revenue from research premiums provided to us by the Austrian government as a result of a decrease in our research and development expenses for which we can receive grant revenue, offset by a $0.3 million increase in grant income.

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

Research and Development Expenses

Research and development expenses increased by $0.7 million from $23.0 million for the six months ended June 30, 2016 to $23.7 million for the six months ended June 30, 2017. The change was primarily due to a $0.7 million increase in stock-based compensation expense, a $0.9 million increase in staff costs due to the addition of employees and a $0.1 million increase in research consulting fees, offset by a $1.0 million decrease in costs related to the continuation of patient enrollment for our Phase 3 clinical trials of lefamulin. Research materials and purchased services for our other programs and initiatives were relatively consistent during both periods.

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

General and Administrative Expenses

General and administrative expense increased by $3.3 million from $6.5 million for the six months ended June 30, 2016 to $9.8 million for the six months ended June 30, 2017. The increase was primarily due to a $1.7 million increase in legal fees related to the redomiciliation of our ultimate parent company from Austria to Ireland, $1.0 million increase in pre-commercialization activites and increased professional service fees, and a $0.6 million increase in stock-based compensation expense.

We expect general and administrative expenses to increase with the expansion of our staff and management team to include new personnel responsible for finance, legal, information technology, medical affairs and later, sales and business development functions. We also expect increased infrastructure, consulting, legal, accounting, auditing and investor relations expenses, associated with being a public company in the United States after the loss of our foreign private issuer status and redomiciliation to Ireland.

Other Income (Expense), net

Other income (expense), net decreased by $0.3 million from $0.4 million income for the six months ended June 30, 2016, to $0.1 million income for the six months ended June 30, 2017. The decrease was primarily due to re-measurements of our foreign currency account balances.

Income tax benefit

Our income tax benefit was $618,000 and $29,000 for the six months ended June 30, 2017 and 2016, respectively.  Our income tax benefit includes Irish and foreign income taxes at statutory rates and the effects of various permanent differences.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, including our initial public offering and private placements of our equity securities, convertible debt financings and research and development support from governmental grants and loans. As of June 30, 2017, we had cash and cash equivalents and short term investments of $53.2 million.

Cash Flows

Comparison of Six Months Ended June 30, 2016 and 2017

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2017:

	Six Months Ended June 30,
(in thousands)	2016	2017
Net cash (used in) provided by:
Operating activities	$(25,130)	$(30,219)
Investing activities	15,693	17,766
Financing activities	237	(1,244)
Effects of foreign currency translation on cash	253	1,008
Net decrease in cash	$(8,947)	$(12,689)

Operating Activities

Cash flow used in operating activities increased by $5.1 million from $25.1 million for the six months ended June 30, 2016 to $30.2 million for the six months ended June 30, 2017 primarily due to a $3.9 million increase in net loss, after adjustments for non-cash amounts included in net loss and lower working capital of $1.2 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow from investing activities increased by $2.1 million from $15.7 million for the six months ended June 30, 2016 to $17.8 million for the six months ended June 30, 2017 primarily due to proceeds from sale of available-for-sale financial assets to fund operational cash out flows. Other investing activities were relatively insignificant in both periods and related primarily to the acquisition of equipment in support of our research and development activities.

Financing Activities

Cash flow generated from financing activities decreased by $1.5 million from $0.2 million cash inflow for the six months ended June 30, 2016 to $1.3 million cash outflow for the six months ended June 30, 2017 due to $1.5 million increase in equity transaction costs related to our rights offering and related underwritten offering in December 2016. The period over period change in financing activities includes a $0.2 million decrease of proceeds from exercise of stock options, offset by proceeds of $0.2 million from long-term debt related to a government loan received from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG).

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

•                  expand our physical presence in the United States and Ireland; and

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

•                  the rate of the expansion of our physical presence in the United States and Ireland; and

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

Contractual Obligations and Commitments

The table below sets forth our contractual obligations and commercial commitments as of June 30, 2017 that are expected to have an impact on liquidity and cash flow in future periods. The amounts disclosed are the contractual undiscounted cash flow values.

	Payments Due by Period
(in thousands)	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years	Total
Operating lease obligations	$1,029	1,510	1,044	244	3,827

	Payments Due by Period
(in thousands)	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years	Total
Other contractual commitments	40,999	2,007	—	—	43,006
Total	$42,028	3,517	1,044	244	46,833

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

Capital Expenditures

Our total purchases related to capital expenditures were $211,000 and $240,000 for the three months ended June 30, 2017 and 2016, respectively. Our total purchases related to capital expenditures were $236,000 and $307,000 for the six months ended June 30, 2017 and 2016, respectively. We made no significant investments in intangible assets during the three and six months ended June 30, 2017 and 2016. Currently, there are no material capital projects planned in 2017. However, we expect our capital expenditures may increase over the next 12 to 18 months due to the expansion of our Irish and U.S. presence and the continued enhancements of our information technology infrastructure.

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

Interest rate risk may arise from short-term or long-term debt. As of June 30, 2017, we had no debt that exposed us to interest rate risk. As of June 30, 2017, we had neither significant long-term interest-bearing assets nor significant long-term interest-bearing liabilities, other than a government loan we have received at a below-market rate of interest from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG). Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

We anticipate that our expenses will increase substantially as we continue the development of and potentially seek marketing approval for lefamulin and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for lefamulin for the treatment of CABP, including delays in enrollment of patients. If we obtain marketing approval for lefamulin or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Furthermore, we expect to incur additional costs associated with operating as a public company.  We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

However, there can be no assurance that we will be successful in acquiring additional capital at level sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of our interim financial statements.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce to eliminate its research and development programs or any future commercialization effort.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $29.8 million for the six months ended June 30, 2017, $54.9 million for the year ended December 31, 2016, $47.0 million for the year ended December 31, 2015 and $14.2 million for the year ended December 31, 2014. As of June 30, 2017, we had accumulated deficits of $234.7 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our expenses will increase substantially as we progress our two international Phase 3 clinical trials of our lead product candidate, lefamulin, for the treatment of community-acquired bacterial pneumonia, or CABP. We initiated the first of these clinical trials, which we refer to as LEAP 1, in September 2015 and initiated the second trial, which we refer to as LEAP 2, in April 2016. If the results of these two trials are favorable, including achievement of the primary efficacy endpoints of the trials, we expect to submit applications for marketing approval for lefamulin for the treatment of CABP in both the United States and Europe in the second half of 2018. We also continue to characterize the clinical pharmacology of lefamulin. If we obtain marketing approval of lefamulin for CABP or another indication, we also expect to incur significant sales, marketing, distribution and manufacturing expenses.

In addition, our expenses will increase if and as we:

•      initiate or continue the research and development of lefamulin for additional indications and of our other product candidates;

•      seek to discover and develop additional product candidates;

•      seek marketing approval for any product candidates that successfully complete clinical development;

•                  ultimately establish a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any product candidates for which we receive marketing approval;

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

•                  establishing medical affairs, sales, marketing and distribution capabilities to effectively market and sell lefamulin in the United States;

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

We expect our research and development, commercialization and other expenses to increase substantially in connection with our ongoing activities, particularly as we continue development of and potentially seek marketing approval for lefamulin and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for lefamulin for CABP, including delays in enrollment of patients or regulatory delays. If we obtain marketing approval for lefamulin or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

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

Conducting clinical trials is a time consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of lefamulin or any other products that we successfully develop, in-license or acquire, none of which we expect to be commercially available for several years, if at all. In addition, if approved, lefamulin or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.

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

The intended efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate, and we may have exposure to additional tax liabilities or our effective tax rate could change, which could have a material impact on our results of operations and financial position.

As a company with international operations, we are subject to income taxes, as well as non-income based taxes, in both the United States and various foreign jurisdictions. We have designed our corporate structure, the manner in which we develop and use our intellectual property, and our intercompany transactions between our subsidiaries in a way that is intended to enhance our operational and financial efficiency. The application of the tax laws and regulations of various countries in which we operate and to our global operations is subject to interpretation. We also must operate our business in a manner consistent with our corporate structure to realize such efficiencies. The tax authorities of the countries in which we operate may challenge our methodologies for valuing developed technology or for transfer pricing. If, for one or more of these reasons, tax authorities determine that the manner in which we operate results in our business not achieving the intended tax consequences, our effective tax rate could increase and harm our financial position and results of operations.

A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense, a decrease in tax rates in a jurisdiction in which we have significant deferred tax assets, or a new or different interpretation of applicable tax law, could result in a material increase in tax expense. The United States government and other governments are considering and may adopt tax law changes that significantly increase our worldwide tax liabilities.

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

We have invested a significant portion of our efforts and financial resources in the development of lefamulin. There remains a significant risk that we will fail to successfully develop lefamulin for CABP or any other indication. Based on our estimates regarding patient enrollment, we expect to have top-line data from LEAP 1 in September of 2017. With respect to LEAP 2, based on current projections, we expect to complete patient enrollment in the fourth quarter of 2017, and we anticipate receiving top-line data for LEAP 2 in the first quarter of 2018.  Our ability to meet our target timing will depend on our enrollment rates. A significant delay in enrollment would result in delays to our development timelines and additional development costs beyond what we have budgeted. If we ultimately obtain favorable results from our Phase 3 clinical program for lefamulin for CABP, we do not expect to submit applications for marketing approval for lefamulin for this indication until the second half of 2018.

Our ability to generate product revenues, which may not occur for several years, if ever, will depend heavily on our obtaining marketing approval for and commercializing lefamulin. The success of lefamulin will depend on a number of factors, including the following:

•                  completing our ongoing Phase 3 clinical trials as and when expected;

•                  obtaining favorable safety and efficacy results from clinical trials;

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

•                  we may be unable to enroll a sufficient number of patients in our LEAP 2 clinical trial of lefamulin for CABP or other clinical trials we conduct to ensure adequate statistical power to detect any statistically significant treatment effects;

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

•                  we may have to suspend or terminate our Phase 3 clinical trials of lefamulin for CABP or other clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health or safety risks;

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

We are currently in the process of negotiating agreements with third-party manufacturers for the long-term commercial supply of lefamulin. We obtained the pleuromutilin starting material for the clinical trial supply of lefamulin from a single third-party manufacturer, Sandoz GmbH, or Sandoz, a division of Novartis AG, or Novartis. We have identified an alternative supplier that we believe will be able to provide pleuromutilin starting material for the commercial supply of lefamulin. Another third-party manufacturer synthesizes lefamulin from the pleuromutilin starting material and provides our supply of the active pharmaceutical ingredient. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of lefamulin. We may be unable to conclude agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or any future licensed patents by developing similar or alternative technologies or products in a non-infringing manner. In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to preventing such circumvention. Legal and regulatory developments in the European Union and elsewhere may also result in clinical trial data submitted as part of an MAA becoming publicly available. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data to obtain marketing authorizations in the European Union and in other jurisdictions. Such developments may also require us to allocate significant resources to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

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

Risks Related to Regulatory Approval and Marketing of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary non-clinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, in particular in the United States or the European Union, we will not be able to commercialize our product candidates in those markets, and our ability to generate revenue will be materially impaired.

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

We have no experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and expect to rely on third-parties to assist us in this process. Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that lefamulin or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of lefamulin or any of our other product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates, including lefamulin, for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

With the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA.  In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA.  To those ends, on May 4, 2017, the U.S. House of Representatives passed the American Health Care Act and the Senate is currently considering legislative proposals leading to new healthcare reform legislation.  It remains to be seen, however, whether new legislation repealing and replacing the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare.  It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits.  It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.  At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States.  In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

Risks Related to Ownership of Our Ordinary Shares

An active trading market for our ordinary shares may not be sustained.

Following the Redomiciliation, our ordinary shares began trading on the NASDAQ Global Market on June 26, 2017. Given the limited trading history of our ordinary shares, there is a risk that an active trading market for our ordinary shares will not be sustained, which could put downward pressure on the market price of our ordinary shares and thereby affect the ability of our security holders to sell their shares.

The price of our ordinary shares may be volatile and fluctuate substantially.

The trading price of our ordinary shares has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

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

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to control most matters submitted to shareholders for approval.

Our executive officers and directors, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding ordinary shares as of June 30, 2017 in the aggregate, beneficially owned approximately 72.5% of our share capital. As a result, if these shareholders were to choose to act together, they would be able to control most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Only a relatively small percentage of our ordinary shares are publicly traded, which may limit the liquidity of our ordinary shares and may have a material adverse effect on the price of our ordinary shares.

As of June 30, 2017, only 27.5% of our ordinary shares were beneficially owned by parties other than our executive officers, directors and shareholders holding 5% or more of our ordinary shares, and their respective affiliates. As a result, shares representing only a relatively small number of our ordinary shares are actively traded in the public market. Limited liquidity may increase the volatility of the price of our ordinary shares.

Our ordinary shares do not trade on any exchange outside of the United States.

Our ordinary shares are listed only in the United States on The NASDAQ Global Market, and we have no plans to list our ordinary shares in any other jurisdiction. As a result, a holder of ordinary shares outside of the United States may not be able to effect transactions in our ordinary shares as readily as the holder may if our ordinary shares were listed on an exchange in that holder’s home jurisdiction.

The sale of a substantial number of ordinary shares may cause the market price of our ordinary shares to decline.

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 26,838,260 ordinary shares outstanding as of June 30, 2017. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in additional dilution of the percentage ownership of our shareholders. We filed an amended registration statement on Form S-8 on July 28, 2017 that covers an aggregate of 2,016,320 ordinary shares reserved for issuance pursuant to our equity incentive plans. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of June 30, 2017, an aggregate of 794,461 options to purchase our ordinary shares had vested and become exercisable.

If a large number of our ordinary shares are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ordinary shares and impede our ability to raise future capital.

We are an ‘‘emerging growth company’’, and the reduced disclosure requirements applicable to emerging growth companies may make our ordinary shares less attractive to investors.

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

We may choose to take advantage of some, but not all, of the available exemptions. We may take advantage of these provisions until December 31, 2020 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earlier to occur of: the last day of the fiscal year in which we have more than $1 billion (as may be inflation-adjusted by the SEC from time-to-time) in annual revenues; the date we qualify as a ‘‘large accelerated filer,’’ with more than $700 million in market value of our share capital held by non-affiliates; or the issuance by us of more than $1 billion of non-convertible debt over a three-year period.

We may choose to take advantage of some, but not all, of the available benefits under the JOBS Act. We cannot predict whether investors will find our ordinary shares less attractive if we rely on such exemptions. If some investors find our ordinary shares less attractive as a result, there may be a less active trading market for our ordinary shares and the market price of our ordinary shares may be more volatile.

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

We expect the regulatory and compliance costs to comply with the reporting and corporate governance requirements applicable to a domestic issuer will be significantly higher than the costs we have historically incurred as a foreign private issuer. As a result, we expect that the loss of our foreign private issuer status will continue to increase our legal and financial compliance costs and may make some activities highly time consuming and costly. We also expect that our loss of foreign private issuer status may make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of our board.

We have broad discretion in the use of our funds and may not use them effectively.

Our management has broad discretion in the application of our available funds and could spend the funds in ways that do not improve our results of operations or enhance the value of our ordinary shares. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our ordinary shares to decline and delay the development of our product candidates. Pending their use, we may invest funds in a manner that does not produce income or that loses value.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we incur, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, security holders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our ordinary shares.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

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

United States investors may have difficulty enforcing judgments against us, our directors and executive officers.

We are incorporated under the laws of Ireland, and our registered offices and a substantial portion of our assets are located outside of the United States. In addition, one of our directors is a resident of a jurisdiction other than the United States. As a result, it may not be possible to effect service of process on such person or us in the United States or to enforce judgments obtained in courts in the United States against such person or us based on civil liability provisions of the securities laws of the United States.

There is no treaty between Ireland and the United States providing for the reciprocal enforcement of foreign judgments.  The following requirements must be met before the foreign judgment will be deemed to be enforceable in Ireland:

•                                          the judgment must be for a definite sum;

•                                          the judgment must be final and conclusive; and

•                                          the judgment must be provided by a court of competent jurisdiction.

An Irish court will also exercise its right to refuse judgment if the foreign judgment (1) was obtained by fraud; (2) violates Irish public policy; (3) is in breach of natural justice; or (4) is irreconcilable with an earlier judgment.  Further, an Irish court may stay proceedings if concurrent proceedings are being brought elsewhere.  Judgments of U.S. courts of liabilities predicated upon U.S. federal securities laws may not be enforced by Irish courts if deemed to be contrary to public policy in Ireland.

We do not expect to pay dividends in the foreseeable future.

We have not paid any dividends on our ordinary shares since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support continuing dividends. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.”  Payment of future dividends to security holders will be at the discretion of the board, after taking into account various factors including our business prospects, cash requirements, financial performance, debt covenant limitations and new product development.

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

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation. We are incorporated as a public limited company under Irish law.

The rights of our shareholders are governed by our memorandum and articles of association and Irish law. The rights associated with our ordinary shares are different to the rights generally associated with shares held in a U.S. corporation. Material differences between the rights of shareholders of a U.S. corporation and the rights of our shareholders include differences with respect to, among other things, distributions, dividends, repurchases and redemptions, dividends in shares / bonus issues, the election of directors, the removal of directors, the fiduciary and statutory duties of directors, conflicts of interests of directors, the indemnification of directors and officers, limitations on director liability, the convening of annual meetings of shareholders and special shareholder meetings, notice provisions for meetings, the quorum for shareholder meetings, the adjournment of shareholder meetings, the exercise of voting rights, shareholder suits, rights of dissenting shareholders, anti-takeover measures and provisions relating to the ability to amend the articles of association.

We may be classified as a passive foreign investment company for our tax year ending December 31, 2017, which may result in adverse U.S. federal income tax consequence to U.S. holders.

Based on our estimated gross income and average value of our gross assets and the nature of our business, we do not believe that we were a ‘‘passive foreign investment company,’’ or PFIC, for U.S. federal income tax purposes for our tax years ended December 31, 2014, 2015 or 2016, although for our tax year ended December 31, 2016, our calculations indicate that we were close to being so classified, and to the extent of any differences in its own calculations, the U.S. taxing authority might conclude that we were in fact a PFIC for that year. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes (1) in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income and (2) as to a given holder who was a holder in such year and regardless of such corporation’s income or asset composition, in any subsequent taxable year unless, as to that holder, certain elections are made that can entail substantial tax costs to that holder. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any future taxable year. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were to be treated as a PFIC for the tax year ending December 31, 2017, or any other future taxable year during which a U.S. holder held our ordinary shares, however, certain adverse U.S. federal income tax consequences could apply to the U.S. holder. We currently intend to make available the information necessary to permit a U.S. holder to make a valid QEF election, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. holder of ordinary shares.

Risks Related to the Redomiciliation Transaction

We may not realize all of the anticipated benefits of the Redomiciliation Transaction or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in completing the internal restructuring following the Redomiciliation Transaction.

The redomiciliation of a parent company is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integration following the Redomiciliation Transaction. The continued restructuring process following the Redomiciliation Transaction may disrupt our business and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in the Redomiciliation Transaction and to realize the anticipated benefits of the Redomiciliation Transaction could cause an interruption of or a loss of momentum in, our activities and could adversely affect our results of operations. In addition, the overall Redomiciliation Transaction may result in material unanticipated problems, expenses, liabilities, competitive responses and diversion of management’s attention. The difficulties of the Redomiciliation Transaction include, among others:

•                  the diversion of management’s attention to matters relating to the Redomiciliation Transaction;

•                  difficulties in achieving anticipated cost savings, business opportunities and growth prospects from the Redomiciliation Transaction; and

•                  difficulties in managing a newly redomiciled company.

Many of these factors will be outside of our control and any one of them could result in increased costs and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the Group. In addition, we may not realize the full benefits of the Redomiciliation Transaction, including the corporate benefits, cost savings or growth opportunities that we expect.

The benefits we anticipate from the Redomiciliation Transaction may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may also be incurred as a result of the Redomiciliation Transaction. All of these factors could decrease or delay the expected accretive effect of the Redomiciliation Transaction. As a result, we cannot assure you that the Redomiciliation Transaction will result in the realization of the full benefits anticipated from it.

For a period of time following the Redomiciliation Transaction, we will be subject to business uncertainties that could adversely affect its business.

Uncertainty about the effect of the Redomiciliation Transaction on employees and investors may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time following the Redomiciliation Transaction, and could cause those who deal with us to seek to change existing business relationships with us. Employee retention may be particularly challenging because employees may experience uncertainty about their future roles within the Nabriva Group. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain us, our business could be seriously harmed.

Nabriva Ireland Ordinary Shares have rights different from Nabriva AG Common Shares and Nabriva AG ADSs.

The completion of the Redomiciliation Transaction has changed the governing law that applies to our shareholders from Austrian Law (which applied to our Nabriva AG common shares) and from U.S. law (which applied to our Nabriva AG ADSs) to Irish law (which applies to Nabriva Ireland ordinary shares). Many of the principal attributes of our Nabriva AG common shares and our Nabriva AG ADSs and Nabriva Ireland ordinary shares will be similar. However, your rights as a shareholder under Irish law will differ from your previous rights as a shareholder under Austrian Law. In addition, Nabriva Ireland’s memorandum and articles of association, as adopted on June 23, 2017, is different from Nabriva AG’s articles of association.

We will be exposed to the risk of future changes in law, which could materially adversely affect us, including by reducing or eliminating the anticipated benefits of the Redomiciliation Transaction.

We are subject to Irish law. As a result, we are subject to the risk of future adverse changes in Irish law (including Irish corporate and tax law). In addition, we and our subsidiaries are also subject to the risk of future adverse changes in Austrian and U.S. law, as well as changes of law in other countries in which we and our subsidiaries operate.

Future adverse changes in law could result in Nabriva Ireland not being able to maintain a worldwide effective corporate tax rate that is competitive in our industry.

While we believe that being incorporated in Ireland should not affect our ability to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we will operate. The tax laws of Ireland, Austria, the U.S., and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. In particular, legislative action could be taken by Ireland, Austria, the United States or other jurisdictions which could override tax treaties upon which we expect to rely and adversely affect our effective tax rate. As a result, our actual effective tax rate may be materially different from our expectation.

We expect to incur additional transaction costs in connection with the Redomiciliation Transaction.

We expect to incur additional costs in connection with the Redomiciliation Transaction, which have been and will continue to be expensed as incurred. We expect to incur costs and expenses, including professional fees, to comply with U.S., Austrian and Irish corporate and other laws. In addition, we expect to incur attorneys’ fees, corporate service provider fees, accountants’ fees, Nabriva AG ADS termination fees, filing fees, mailing expenses, solicitation fees, transfer agent fees, and financial printing expenses in connection with the Redomiciliation Transaction.

As we will be a holding company, our operating results, financial condition and ability to pay dividends or other distributions will be entirely dependent on funding, dividends and other distributions received from our subsidiaries, which may be subject to restrictions.

Our ability to pay dividends or other distributions and to pay our obligations in the future will depend on the level of funding, dividends and other distributions, if any, received from our subsidiaries and any new subsidiaries we establish in the future. The ability of our companies to make loans or distributions (directly or indirectly) to us may be restricted as a result of several factors, including restrictions in financing agreements and the requirements of applicable law and regulatory and fiscal or other restrictions. In particular, our subsidiaries and any new subsidiaries may be subject to laws that restrict dividend payments, authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us, or limit or prohibit transactions with affiliates. Restrictions and regulatory action of this kind could impede access to funds that we may need to make dividend payments.

Furthermore, we may guarantee some of the payment obligations of certain of our subsidiaries from time to time. These guarantees may require us to provide substantial funds or assets to our subsidiaries or their creditors or counterparties at a time when we are in need of liquidity to fund our own obligations.

A transfer of our ordinary shares, other than ones effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.

Transfers of our ordinary shares effected by means of the transfer of book entry interests in the Depository Trust Company (“DTC”) will not be subject to Irish stamp duty. However, if you hold our ordinary shares directly rather than beneficially through DTC, any transfer of your shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of your shares.

Our ordinary shares received by means of a gift or inheritance could be subject to Irish capital acquisitions tax.

Irish capital acquisitions tax, or “CAT” could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €310,000 in respect of taxable gifts or inheritances received from their parents.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the six months ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

We effected the initial public offering of our Nabriva Therapeutics AG American Depositary Shares, or Nabriva AG ADSs, each representing one tenth (1/10) of a Nabriva AG common share, through a Registration Statement on Form F-1 (File No. 333-205073) that was declared effective by the Securities and Exchange Commission on September 17, 2015. On September 23, 2015, we completed the sale of 9,000,000 Nabriva AG ADSs, representing 900,000 of our Nabriva AG common shares, at a public offering price of $10.25 per Nabriva AG ADS, before underwriting discounts. In addition, we granted the underwriters a 30-day option to purchase up to 1,350,000 additional Nabriva AG ADSs to cover over allotments, if any. On September 30, 2015, we completed the additional sale of 1,350,000 Nabriva AG ADSs under this option at a price to the public of $10.25 per Nabriva AG ADS, resulting in aggregate net proceeds to us of approximately $92.4 million after deducting underwriting discounts and commissions of $7.4 million and offering expenses of $6.3 million. None of the underwriting discounts and commissions or other offering expenses were paid to directors or officers of ours or their associates or to persons owning 10% or more of any class of our equity securities or to any affiliates of ours. Leerink Partner LLC, RBC Capital Markets, LLC, Needham & Company, LLC and Wedbush PacGrow Inc. were the underwriters for our initial public offering.

There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on September 21, 2015.

Our board of directors retains broad discretion in the allocation and use of the net proceeds of our initial public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

We will hold an Extraordinary General Meeting of Shareholders (the “2017 EGM”) on Friday, September 15, 2017, beginning at 3 p.m., Greenwich Mean Time, in Dublin, Ireland.

Proposals of shareholders intended to be presented at our 2017 EGM pursuant to Rule 14a 8 promulgated under the Exchange Act must be received by us at our offices at 25-28 North Wall Quay, Dublin 1, Ireland, Attention: Secretary, no later than August 14, 2017, in order to be included in the proxy statement and proxy card relating to that meeting.

In addition, our memorandum and articles of association also provide that we be given advance notice of shareholder nominations for election to our board of directors and of other matters which shareholders wish to present for action at an annual general meeting of shareholders, other than matters included in our proxy statement in accordance with Rule 14a-8 of the Exchange Act. The required proper written notice must be received by the Secretary at our registered office at the address noted above, no later than August 14, 2017.

ITEM 6.  EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: August 7, 2017
	By:	/s/ Colin Broom
Colin Broom Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2017	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer (Principal Financial and Accounting Officer)

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

3.1	Memorandum and Articles of Association of Nabriva Therapeutics plc.	8-K	001-38132	06/26/2017	3.1

10.1	Form of Indemnification Agreement.	8-K	001-38132	06/26/2017	10.1

10.2	Stock Option Plan 2007, as Amended.	8-K	001-38132	06/26/2017	10.2

10.3	Stock Option Plan 2015, as Amended.	8-K	001-38132	06/26/2017	10.3

10.4	Employment Agreement, dated June 14, 2017, by and between Nabriva Therapeutics US, Inc. and Robert Crotty.					X

10.5	Employment Agreement, dated July 6, 2017, by and among the Registrant, Nabriva Therapeutics US, Inc. and Francesco M. Lavino.					X

14.1	Code of Business Conduct and Ethics of Nabriva Therapeutics plc.	8-K	001-38132	06/26/2017	14.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and June 30, 2017, (ii) Consolidated Statements of Operations for the six months ended June 30, 2016 and 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

						X