Form 10-Q
period 2017-09-30
Nabriva Therapeutics plc
filed 2017-11-09
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 36,691,490 ordinary shares outstanding.

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

SPECIAL NOTE REGARDING THE REDOMICILIATION

On June 23, 2017, Nabriva Therapeutics plc, a public limited company organized under the laws of Ireland, or Nabriva Ireland, became the successor issuer to Nabriva Therapeutics AG, a stock corporation (Aktiengesellschaft) organized under the laws of Austria, or Nabriva Austria, for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such succession occurred following the conclusion of a tender offer related to the exchange of American Depositary Shares and common shares of Nabriva Austria for ordinary shares of Nabriva Ireland, which resulted in Nabriva Ireland, a new Irish holding company, becoming the ultimate holding company of Nabriva Austria (the predecessor registrant and former ultimate holding company) and its subsidiaries, which we refer to as the Redomiciliation Transaction.

Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “Nabriva,” “the Nabriva Group,” “the Company,” “we,” “ours,” “us,” or similar terms on or prior to June 23, 2017 (the effective date of the Redomiciliation Transaction), refer to our predecessor, Nabriva Therapeutics AG, together with its subsidiaries.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	As of December 31, 2016	As of September 30, 2017

Assets
Current assets:
Cash and cash equivalents	$32,778	$112,158
Short-term investments	51,106	531
Other receivables	5,561	3,673
Prepaid expenses	1,176	1,510
Total current assets	90,621	117,872
Property, plant and equipment, net	519	1,405
Intangible assets, net	270	199
Long-term receivables	420	420
Deferred tax assets	1,410	—
Total assets	$93,240	$119,896

Liabilities and equity
Current liabilities:
Accounts payable	$2,551	$5,319
Accrued expense and other current liabilities	13,326	11,014
Total current liabilities	15,877	16,333
Non-current liabilities
Long-term debt	—	227
Other non-current liabilities	107	198
Total non-current liabilities	107	425
Total liabilities	15,984	16,758
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common shares, no par value, 2,719,695 common shares issued and outstanding at December 31, 2016	2,939	—
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at September 30, 2017; 36,691,490 issued and outstanding at September 30, 2017	—	367
Preferred shares, par value $0.01, 100,000,000 shares authorized at September 30, 2017; None issued and outstanding at September 30, 2017	—	—
Additional paid in capital	279,149	359,680
Accumulated other comprehensive income	10	27
Accumulated deficit	(204,842)	(256,936)
Total stockholders’ equity	77,256	103,138
Total liabilities and stockholders’ equity	$93,240	$119,896

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2016	2017	2016	2017
Revenues:
Research premium and grant revenue	$971	$1,468	$4,175	$4,197
Operating expenses:
Research and development	(12,058)	(12,668)	(35,037)	(36,371)
General and administrative	(2,992)	(9,525)	(9,445)	(19,313)
Total operating expenses	(15,050)	(22,193)	(44,482)	(55,684)
Loss from operations	(14,079)	(20,725)	(40,307)	(51,487)
Other income (expense):
Other income (expense), net	50	301	404	391
Interest income	92	69	234	302
Interest expense	(35)	(42)	(35)	(46)
Loss before income taxes	(13,972)	(20,397)	(39,704)	(50,840)
Income tax benefit (expense)	(28)	(1,872)	1	(1,254)
Net loss	(14,000)	(22,269)	(39,703)	(52,094)
Other comprehensive income (loss), net of tax
Unrealized gains on available-for-sale securities	34	69	67	43
Other comprehensive income, net of tax	34	69	67	43
Comprehensive loss	$(13,966)	$(22,200)	$(39,636)	$(52,051)

Loss per share
Basic and Diluted	$(0.66)	$(0.79)	$(1.87)	$(1.89)

Weighted average number of shares:
Basic and Diluted	21,276,610	28,147,226	21,236,260	27,517,267

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30
(in thousands)	2016	2017
Cash flows from operating activities
Net loss	$(39,703)	$(52,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expense, net	(283)	(1,356)
Non-cash interest income	(102)	—
Depreciation and amortization expense	172	295
Stock-based compensation	1,983	4,538
Deferred income taxes	(428)	1,410
Other, net	36	147
Changes in operating assets and liabilities:
Changes in long-term receivables	(8)	—
Changes in other receivables and prepaid expenses	(4,418)	1,554
Changes in accounts payable	(234)	2,632
Changes in accrued expenses and other liabilities	5,251	(2,419)
Changes in other non-current liabilities	13	27
Net cash used in operating activities	(37,721)	(45,266)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(456)	(1,141)
Purchases of available-for-sale securities	(14,000)	—
Purchases of term deposits	(10)	—
Proceeds from sales of property, plant and equipment	—	2
Proceeds from maturities of term deposits	15,000	—
Proceeds from sales of available-for-sale securities	25,000	50,500
Net cash provided by investing activities	25,534	49,361
Cash flows from financing activities
Proceeds from sale of ordinary shares	—	80,000
Proceeds from long-term debt	—	228
Proceeds from exercise of stock options	243	83
Equity offering costs	—	(6,382)
Net cash provided by financing activities	243	73,929

Effects of foreign currency translation on cash and cash equivalents	282	1,356
Net increase (decrease) in cash and cash equivalents	(11,662)	79,380
Cash and cash equivalents at beginning of period	36,446	32,778
Cash and cash equivalents at end of period	$24,784	$112,158

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

1.                                      Organization and Business Activities

Nabriva Therapeutics plc (“Nabriva Ireland”), together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH (“Nabriva Austria”), Nabriva Therapeutics US, Inc., Nabriva Therapeutics Ireland DAC, and Nabriva Therapeutics One DAC (collectively, “Nabriva”, the “Nabriva Group” or the “Company”) is a clinical stage biopharmaceutical company engaged in the research and development of novel anti-infective agents to treat serious infections, with a focus on the pleuromutilin class of antibiotics. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.

On March 1, 2017, Nabriva Ireland was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate parent company of the Nabriva Group from Austria to Ireland. Nabriva Ireland replaced Nabriva Austria as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer (the “Exchange Offer”) in which holders of 98.5% of the outstanding share capital of Nabriva Austria exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland (the “Redomiciliation Transaction”).  The ordinary shares of Nabriva Ireland were issued on a one-for-ten basis to the holders of the Nabriva Austria common shares (“Nabriva Austria common shares”) and on a one-for-one basis to the holders of the Nabriva Austria American Depositary Shares (“Nabriva Austria ADSs”) participating in the Exchange Offer. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the NASDAQ Global Market under the symbol “NBRV,” the same symbol under which the American Depositary Shares of Nabriva Austria were previously traded.  This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva Austria for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland.  As of September 30, 2017, 100% of Nabriva Austria share capital had been exchanged for ordinary shares of Nabriva Ireland.

Nabriva Austria was incorporated in Austria as a spin-off from Sandoz GmbH in October 2005 and commenced operations in February 2006 as Nabriva Therapeutics AG. On October 19, 2017, Nabriva Austria was converted into a private limited liability company under Austrian law and renamed Nabriva Therapeutics GmbH. Nabriva Therapeutics US, Inc. was founded and began operations in the United States in August 2014. In February 2017, Nabriva Austria purchased all shares issued in the capital of Hyacintho DAC, a designated activity company incorporated by a nominee company in December 2016; it renamed the company to Nabriva Therapeutics Ireland DAC on April 10, 2017 and renamed the company again to Nabriva Therapeutics One DAC on  October 13, 2017 (“One DAC”). From April 2017, One DAC held a license of all of the intellectual property rights of the Nabriva Group from Nabriva Austria. In October 2017, the Company purchased all shares issued in the capital of a new Irish designated activity company, Nabriva Therapeutics Ireland DAC (“Nabriva DAC”) from a nominee company. On October 19, 2017, Nabriva Austria terminated the intellectual property rights license in place with One DAC and put in place a new intellectual property rights license with Nabriva DAC in respect of all of the intellectual property rights of the Nabriva Group.

Throughout these Notes to the Unaudited Consolidated Financial Statements, unless the context requires otherwise, all references to “Nabriva,” “the Nabriva Group,” “the Company,” or similar terms on or prior to June 23, 2017 (the effective date of the Redomiciliation Transaction), refer to our predecessor, Nabriva Austria, together with its subsidiaries.

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

As disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s projected expenditures may deplete current cash, cash equivalents and investments in 2018.  As of September  30, 2017, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are conditions indicating that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these interim consolidated financial statements.

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations. To date, it has financed its operations through the sale of equity securities, including its initial public offering of Nabriva Austria ADSs, public follow-on offerings and private placements of its Nabriva Austria common shares, convertible debt financings and research and development support from governmental grants and loans.

On September 22, 2017 the Company completed an underwritten public offering of 9,411,765 ordinary shares at a public offering price of $8.50 per share, resulting in gross proceeds of $80.0 million and net proceeds to the Company of approximately $73.3 million, after deducting underwriting discounts and commissions and offering expenses.

As of September 30, 2017, the Company had cash and cash equivalents and short-term investments of $112.7 million.  The Company anticipates that its expenses will increase substantially as it continues the development of and seeks marketing approval for lefamulin and, possibly, other product candidates and continues its research activities. The Company’s expenses will increase if it suffers any delays in its Phase 3 clinical program for lefamulin for the treatment of community-acquired bacterial pneumonia              (“CABP”), including delays in patient enrollment for its on-going Phase 3 clinical trial of lefamulin for CABP. If the Company obtains marketing approval for lefamulin or any other product candidate that it develops, it expects to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

The Company expects to seek additional funding in future periods.  While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards.  As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures.  This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.  The ability to unilaterally reduce spending, at a level that mitigates the factors described above, is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next twelve months.

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

The Compamy expects that its existing cash, cash equivalents and short-term investments will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2018.The interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

The accompanying consolidated financial information as of September 30, 2017 and for the three and nine months ended September 30, 2016 and 2017 is unaudited. The December 31, 2016 condensed balance sheet data was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2017 and for the three and nine months ended September 30, 2016 and 2017. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2016 and 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 24, 2017.

The Company’s significant accounting policies are described in Note 2 of the notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.

Adopted as of the current period:

•                  In November 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. ASU 2015-17 simplifies the balance sheet classification of deferred taxes and requires that all deferred taxes be presented as noncurrent. ASU 2015-17 was effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The impact of adopting this standard did not have a material effect on the Company’s financial position, results of operation or cash flow and related disclosures.

•                  In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of certain aspects of employee share-based payment accounting including income taxes, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 was effective for the fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The impact of adopting this standard did not have a material effect on the Company’s financial position, results of operation or cash flow and related disclosures.

To be adopted in future periods:

•             In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or US GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. ASU 2014-09 will have no impact on the Company until it begins to generate product revenue.

•          In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends certain aspects of accounting and disclosure requirements of financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with changes in fair value recognized in the results of operations. ASU 2016-01 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company does not anticipate the initial adoption of the provisions of this guidance will have a material impact on its financial position, results of operation or cash flow and related disclosures.

•           In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. A modified retrospective transition approach is required for lessees of capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that the standard will have on its financial position, results of operation or cash flow and related disclosures.

•           In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to  apply modification accounting in Topic 718, Compensation—Stock Compensation. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted. An entity should apply the amendments prospectively to a modification that occurs on or after the adoption date. The Company does not anticipate the initial adoption of the provisions of this guidance to have a material impact on its financial position, results of operation or cash flow and related disclosures.

3.                                      Research Premium and Grant Revenue

Research premium and grant revenue consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2017	2016	2017
Research premium	$944	$1,277	$4,095	$3,653
Government grants	—	163	—	464
Grants from WWFF	27	28	80	80
Total	$971	$1,468	$4,175	$4,197

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

4.                                      Income tax (expense) benefit

In accordance with the FASB Accounting Standard Codification (ASC) Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended September 30, 2017, the Company recorded a tax expense of $1.9 million and for the three months ended September 30, 2016, the Company recorded a tax expense of $28,000. For the nine months ended September 30, 2017, the Company recorded a tax expense of $1.3 million and for the nine months ended September 30, 2016, the Company recorded a tax benefit of $1,000.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets.  On the basis of this evaluation, as of September 30, 2017 and December 31, 2016, the Company has recorded a valuation allowance of $62.8 million and $54.1 million, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

5.                                      Earnings (Loss) per Share

Basic and diluted loss per share

For the three and nine months ended September 30, 2017 and 2016, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.  Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential common stock equivalents are antidilutive and thus not included in the calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2017	2016	2017
Net loss for the period	$(14,000)	$(22,269)	$(39,703)	$(52,094)
Weighted average number of shares outstanding	21,276,610	28,147,226	21,236,260	27,517,267
Basic and diluted loss per share	$(0.66)	$(0.79)	$(1.87)	$(1.89)

The following common stock equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Stock option awards	1,969,810	3,294,240	1,969,810	3,294,240

6.                                      Fair Value Measurement

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
As of December 31, 2016
Assets:
Short-term investments:
Available-for-sale investments	$15,017	$36,059	$—	$51,076
Term deposits	30	—	—	30
Total Assets	$15,047	$36,059	$—	$51,106

(in thousands)	Level 1	Level 2	Level 3	Total
As of September 30, 2017
Assets:
Short-term investments:
Available-for-sale investments	$—	$501	$—	$501
Term deposits	30	—	—	30
Total Assets	$30	$501	$—	$531

As of September 30, 2017 and December 31, 2016, the Company held short-term investments classified as both Level 1 and Level 2, and the Company did not hold any Level 3 financial instruments measured at fair value. There were no transfers between Level 1 and 2 in the nine months ended September 30, 2017 or the year ended December 31, 2016. There were no changes in valuation techniques during the nine months ended September 30, 2017.

As of September 30, 2017 and December 31, 2016, the Company did not hold any financial instruments as liabilities that were held at fair value.

Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

7.                                      Share-Based Payments

Stock Option Plan 2007

On September 12, 2007 the Company’s management and supervisory boards resolved to implement a stock option plan (“SOP 2007”) for all employees (including members of the management board) with open-ended contracts of employment with the Company and for selected members of the supervisory board of the Company and further participants. The stock option plan became effective on September 28, 2007. In connection with the Redomiciliation Transaction, the SOP 2007 was amended to take account of certain requirements under Irish law and assumed by Nabriva Ireland, with each option to acquire one Nabriva Austria common share becoming an option to acquire ten ordinary shares of Nabriva Ireland on the same terms and conditions. As of September 27, 2017, all outstanding options under the SOP 2007 automatically terminated and were forfeited.

Stock-based compensation expense under the SOP 2007 was $10,000 and $40,000 for the three and nine months ended September 30, 2017, respectively.

Stock Option Plan 2015

On April 2, 2015, the Company’s shareholders, management board and supervisory board adopted the Stock Option Plan 2015 (the “SOP 2015”) and the shareholders approved an amended and restated version of the SOP 2015 on June 30, 2015. An amendment to the amended and restated SOP 2015 was approved by the shareholders on July 22, 2015. SOP 2015 became effective on July 3, 2015 upon the registration with the commercial register in Austria of the conditional capital increase approved by the shareholders on June 30, 2015. The SOP 2015 initially provided for the grant of options for up to 95,000 Nabriva Austria common shares to the Company’s employees, including members of the management board, and to members of the supervisory board. Following the closing of the initial public offering of the Company, the overall number of options increased to 177,499 Nabriva Austria common shares. Following approval by the Company’s shareholders at its 2016 annual general meeting, the number of shares available for issuance under the SOP 2015 was increased to 346,235 Nabriva Austria common shares. In connection with the Redomiciliation Transaction, the SOP 2015 was amended to take account of certain requirements under Irish law and assumed by Nabriva Ireland, with each option to acquire one Nabriva Austria common share becoming an option to acquire ten ordinary shares of Nabriva Ireland on the same terms and conditions.

Each vested option grants the beneficiary the right to acquire one share in the Company. The vesting period for the options is four years following the grant date. On the last day of the last calendar month of the first year of the vesting period, 25% of the options attributable to each beneficiary are automatically vested. During the second, third and fourth years of the vesting period, the remaining 75% of the options vest on a monthly pro rata basis (i.e. 2.083% per month). Options granted under the SOP 2015 have a term of no more than ten years from the beneficiary’s date of participation.

Movements in the number of share options outstanding and their related weighted average exercise prices under the SOP 2015 are as follows:

	2017
Stock Option Plan 2015	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2017	1,794,360	7.83	—
Granted	1,458,300	9.02	—
Exercised	—	—	—
Forfeited	(110,900)	8.92	—
Outstanding as of September 30, 2017	3,141,760	8.34	$—
Vested and exercisable as of September 30, 2017	897,159	7.67	$1,630

Stock-based compensation expense under the SOP 2015 was approximately $1.6 million and $4.5 million for the three and nine months ended September 30, 2017, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2017 was $5.05, per share. The 1,458,300 options granted in the nine months ended September 30, 2017, were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	55.6% - 62.0%
Expected term of options (in years)	6.1
Range of risk-free interest rate	1.8% - 2.1%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The weighted average remaining contractual life of the options as of September 30, 2017 is 8.7 years.

As of September 30, 2017, there was $11.7 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 1.4 years.

2017 Share Incentive Plan

On July 26, 2017, the Company’s board of directors adopted the 2017 Share Incentive Plan (the “2017 Plan”) and the shareholders approved the 2017 Plan at the Company’s Extraordinary General Meeting of Shareholders on September 15, 2017. Following shareholder approval of the 2017 Plan, the Company ceased making awards under the SOP 2015, and future awards will be made under the 2017 Plan.  However, all outstanding awards under SOP 2015 will remain in effect and continue to be governed by the terms of the SOP 2015. The 2017 Plan permits the award of share options (both incentive and nonstatutory options), share appreciation rights (“SARs”), restricted shares, restricted share units (“RSUs”), and other share-based awards to the Company’s employees, officers, directors, consultants and advisers. The 2017 Plan is administered by the Company’s board of directors.

Under the 2017 Plan, the number of ordinary shares that will be reserved for issuance will be the sum of (1) 3,000,000 ordinary shares; plus (2) a number of ordinary shares (up to 3,438,990 ordinary shares) which is equal to the sum of the number of the Company’s ordinary shares then available for issuance under the SOP 2015 and the number of ordinary shares subject to outstanding awards under the SOP 2015 that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year beginning in the fiscal year ending December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 2,000,000 ordinary shares, (ii) 4% of the number of outstanding ordinary shares on such date and (iii) an amount determined by the board of directors.

At September 30, 2017, 3,438,990 ordinary shares were available for issuance under the 2017 Plan.

Options and SARs granted will be exercisable at such times and subject to such terms and conditions as the board may specify in the applicable option agreement; provided, however, that no option or SAR will be granted with a term in excess of ten years. The board will also determine the terms and conditions of restricted shares and RSUs, including the conditions for vesting and repurchase (or forfeiture) and the issue price, if any.

The following table summarizes information regarding our stock option awards under the 2017 Plan at September 30, 2017:

2017
2017 Plan	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2017	—	—	—
Granted	150,600	7.69	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding as of September 30, 2017	150,600	7.69	$76
Vested and exercisable as of September 30, 2017	—	—	—

Stock-based compensation expense under the 2017 Plan was approximately $14,000 for the three and nine months ended September 30, 2017, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2017 was $4.40, per share. The 150,600 options granted in the nine months ended September 30, 2017, were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	59.5% - 63.0%
Expected term of options (in years)	5.9
Range of risk-free interest rate	1.9% - 2.0%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The weighted average remaining contractual life of the options as of September 30, 2017 is 10.0 years.

As of September 30, 2017, there was $0.6 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 1.7 years.

8.                                      Accrued Expenses and Other Liabilities

Other non-current liabilities include an obligation to pay jubilee benefits arising under the collective bargaining agreement for the chemical industry, by which employees in Austria are entitled to receive jubilee payments after being employed for a certain number of years. For this obligation a provision of $134,000 and $107,000 has been made as of September 30, 2017 and December 31, 2016, respectively.

The Company’s net obligation in respect of the jubilee payments is calculated annually by an independent actuary in accordance with ASC 710-10-25 using the projected unit credit method. The principle actuarial assumptions used were as follows: discount rate of 1.3% and retirement at the age of 61.5-65 for men and 56.5-65 for women, future annual salary increases of 3%.

Accrued expenses and other current liabilities include the following:

(in thousands)	As of December 31, 2016	As of September 30, 2017
Research and development related costs	$8,716	$4,487
Payroll and related costs	2,150	3,520
Accounting, tax and audit services	484	222
Other	1,976	2,785
Total other current liabilities	$13,326	$11,014

9.                                      Commitments and Contingencies

Commitments

Lease Agreements

In March 2007, the Company entered into a lease agreement for an unlimited period starting in December 2007 with CONTRA Liegenschaftsverwaltung GmbH for the use of business and research premises at Leberstrasse 20, 1110 Vienna. Within the first 10 years the contract can only be terminated under certain conditions. The monthly rental fee for the premises and laboratory furniture was $88,000 and $85,000, as of September 30, 2017 and December 31, 2016, respectively, and includes all operating costs. Additional monthly costs for facility management and security services amounted to $9,000 and $9,000 as of September 30, 2017 and December 31, 2016, respectively.

In July 2015, the Company entered into a lease agreement with CardConnect, LLC, for the use of office premises at 1000 Continental Drive, Suite 600, King of Prussia, PA 19406, USA with the lease term continuing until December 2023. The monthly base rental fee was approximately $40,000 and $40,000 as of September 30, 2017 and December 31, 2016, respectively.

The obligations under the lease agreements are payable as follows:

(in thousands)	As of December 31, 2016	As of September 30, 2017
No later than 1 year	$1,484	$770
Later than 1 year and no later than 5 years	2,536	2,563
Later than 5 years	507	111
Total	$4,527	$3,444

Other contractual commitments

In addition to the agreements described above, the Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities.The estimated payments to the services providers included in the table below are based solely on the estimated work to be performed by them to complete the trials and other activities along with the anticipated achievement of  milestones included within the agreements. Also,some of these contracts are subject to early termination clauses exercisable at the discretion of the Company. Minimum required payments, if any, under these agreements are deemed to be immaterial.

The remaining payments to be made under these agreements are estimated as follows:

(in thousands)	As of December 31, 2016	As of September 30, 2017
No later than 1 year	$51,685	$33,636
Later than 1 year and no later than 5 years	6,241	185
Total	$57,926	$33,821

The estimated payments to the services providers included in the table above are based solely on the estimated work to be performed by them to complete the clinical trials and other research and development activities along with the anticipated achievement of the milestones included within the agreements. The Company is not obligated to make minimum required payments under these service agreements.

Contingencies

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

10.                               Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to September 30, 2017 through the date the unaudited consolidated financial statements were issued, and have not identified any such events material to an understanding of the unaudited consolidated financial statements.

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

We initiated the first of two pivotal, international Phase 3 clinical trials, which we refer to as Lefamulin Evaluation Against Pneumonia 1, or LEAP 1, in September 2015 and initiated the second trial, which we refer to as LEAP 2, in April 2016. On September 18, 2017, we announced positive top-line results for  LEAP 1. In LEAP 1, , which enrolled 551 patients,  lefamulin met all of the primary endpoints of non-inferiority compared to moxifloxacin with or without linezolid as required by the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA. Lefamulin also showed a favorable tolerability profile in the LEAP 1 trial, with no unexpected safety signals or evidence of off-target activity. We anticipate completion of patient enrollment of approximately 740 adult patients in LEAP 2 in the fourth quarter of 2017 and to have top-line data available from LEAP 2 in the spring of 2018. If the results of LEAP 2 are also favorable, including achievement of the primary efficacy endpoints of the trial, we expect to submit a new drug application, or NDA, for marketing approval of lefamulin for the treatment of CABP in adults in the United States in the second half of 2018. We also expect to submit a marketing authorization application, or MAA, for lefamulin for the treatment of CABP in adults in Europe a few months after our NDA filing.

We believe that pleuromutilin antibiotics can help address the major public health threat posed by bacterial resistance, which the World Health Organization, or WHO, characterized in 2010 as one of the three greatest threats to human health. Increasing resistance to antibiotics used to treat CABP is a growing concern and has become an issue in selecting the appropriate initial antibiotic treatment prior to determining the specific microbiological cause of the infection, referred to as empiric treatment. For example, the U.S. Centers for Disease Control and Prevention, or CDC, has classified Streptococcus pneumoniae, the most common respiratory pathogen, as a serious threat to human health as a result of increasing resistance to currently available antibiotics. In addition, the CDC recently reported on the growing evidence of widespread resistance to macrolides, widely used antibiotics that disrupt bacterial protein synthesis, in Mycoplasma pneumoniae, a common cause of CABP that is associated with significant morbidity and mortality. Furthermore, Staphylococcus aureus, including methicillin-resistant S. aureus, or MRSA, which has also been designated as a serious threat to human health by the CDC, has emerged as a more common cause of CABP in some regions of the world, and a possible pathogen to be covered with empiric therapy. We believe that lefamulin is well suited as either a first- or second-line empiric monotherapy for the treatment of CABP because of its novel mechanism of action, spectrum of activity, including against multidrug resistant pathogens, achievement of substantial drug concentrations in lung fluids and lung immune cells, and flexibility as step down oral agent with both the IV and oral formulations and favorable safety and tolerability profile.

We have completed a Phase 2 clinical trial of lefamulin for acute bacterial skin and skin structure infections, or ABSSSI, and twenty Phase 1 clinical trials of lefamulin in which we exposed healthy subjects to single or multiple doses of IV or oral lefamulin. We plan to pursue additional opportunities for lefamulin, including a development program for use in pediatric patients and potentially for the treatment of ABSSSI. In addition, as an antibiotic with potent activity against a wide variety of multi-drug resistant pathogens, including methicillin-resistant S. aureus, we may explore development of lefamulin in other indications, including ventilator-associated bacterial pneumonia, or VABP, hospital-acquired bacterial pneumonia, or HABP, sexually transmitted infections, or STIs, osteomyelitis and prosthetic joint infections. Through our research and development efforts, we have also identified a topical pleuromutilin product candidate, BC-7013, which has completed a Phase 1 clinical trial.

The FDA has designated each of the IV and oral formulations of lefamulin as a qualified infectious disease product, or QIDP, which provides for the extension of statutory exclusivity periods in the United States for an additional five years upon FDA approval of the product for the treatment of CABP and granted fast track designation to these formulations of lefamulin. Fast track designation is granted by the FDA to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. The fast track designation for the IV and oral formulations of lefamulin will allow for more frequent interactions with the FDA, the opportunity for a rolling review of any NDA we submit and eligibility for priority review and a shortening of the FDA’s goal for taking action on a marketing application from ten months to six months.

On March 1, 2017, Nabriva Therapeutics plc, or “Nabriva Ireland”, was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate company of the group from Austria to Ireland. Nabriva Ireland replaced Nabriva Therapeutics AG, or “Nabriva Austria”, as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer, or the “Exchange Offer”, in which holders of 98.6% of the outstanding share capital of Nabriva Austria exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland, which we refer to as the Redomiciliation Transaction. The ordinary shares of Nabriva Ireland were issued on a one-for-ten basis to the holders of the Nabriva Austria common shares and on a one-for-one basis to the holders of the Nabriva Austria American Depositary Shares, or “Nabriva Austria ADSs”, participating in the Exchange Offer. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the NASDAQ Global Market under the symbol “NBRV,” the same symbol under which the ADSs of Nabriva Therapeutics AG were previously traded.  This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva Austria for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland.   As of September 30, 2017, 100% of Nabriva Austria share capital had been exchanged for ordinary shares of Nabriva Ireland.

Nabriva Austria was incorporated in October 2005 in Austria under the name Nabriva Therapeutics Forschungs GmbH, a limited liability company organized under Austrian law, as a spin-off from Sandoz GmbH and commenced operations in February 2006. In 2007, Nabriva Austria transformed into a stock corporation (Aktiengesellschaft) under the name Nabriva Therapeutics AG. On October 19, 2017, Nabriva Austria was converted into a limited liability company under Austrian law and renamed Nabriva Therapeutics GmbH. In 2014, we established our wholly owned U.S. subsidiary, which began operations in August 2014. Since inception, we have incurred significant operating losses. As of September 30, 2017, we had an accumulated deficit of $256.9 million. To date, we have financed our operations primarily through our 2017 equity offering, our 2016 rights offering, our 2015 initial public offering, private placements of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we continue the development of and seek marketing approval for lefamulin and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for lefamulin for CABP, including delays in enrollment of patients for LEAP 2. If we obtain marketing approval for lefamulin or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2017 and the notes to the interim consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.  During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2017

	Three Months Ended September 30,
(in thousands)	2016	2017	Change
Consolidated Operations Data:
Revenues	$971	$1,468	$497
Costs and Expenses:
Research and development	(12,058)	(12,668)	(610)
General and administrative	(2,992)	(9,525)	(6,533)
Total operating expenses	(15,050)	(22,193)	(7,143)
Loss from operations	(14,079)	(20,725)	(6,646)
Other income (expense):
Other income (expense), net	50	301	251
Interest income (expense), net	57	27	(30)
Loss before income taxes	(13,972)	(20,397)	(6,425)
Income tax expense	(28)	(1,872)	(1,844)
Net loss	$(14,000)	$(22,269)	(8,269)

Revenues

Revenues, consisting primarily of research premium and grant revenue, increased by $0.5 million from $1.0 million for the three months ended September 30, 2016 to $1.5 million for the three months ended September 30, 2017. The change was primarily due to a $0.3 million increase in grant revenue from research premiums provided to us by the Austrian government as a result of an increase in our research and development expenses for which we can receive grant revenue and a $0.2 million increase in grant income.

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

Research and Development Expenses

Research and development expenses increased by $0.6 million from $12.1 million for the three months ended September 30, 2016 to $12.7 million for the three months ended September 30, 2017. The change was primarily due to a $0.9 million increase in staff costs due to the addition of employees  and a $0.3 million increase in stock-based compensation expense, offset by a $0.6 million decrease in research consulting fees.

We expect to have significant research and development expenses in connection with our ongoing activities, particularly with LEAP 2, our ongoing Phase 3 clinical trial of lefamulin for the treatment of CABP, and as we pursue the clinical development of lefamulin for additional indications and engage in earlier stage research and development activities. We expect our total future direct research and development costs to remain consistent as we continue the clinical development of lefamulin for CABP and other indications. We do not expect to incur significant expenses in the near future for our other programs and initiatives. It is difficult to estimate the duration and completion costs of our other research and development programs.

General and Administrative Expenses

General and administrative expense increased by $6.5 million from $3.0 million for the three months ended September 30, 2016 to $9.5 million for the three months ended September 30, 2017. The increase was primarily due to a $1.9 million increase of advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees, a $1.5 million increase in legal fees mainly related to the redomiciliation of our parent company from Austria to Ireland, a $1.0 million increase in stock-based compensation expense, a $0.6 million increase in staff costs due to the addition of employees, a $0.6 million increase in VAT tax expenses and a $0.4 million increase in support, infrastructure and other corporate costs.

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

Other Income (Expense), net

Other income (expense), net increased by $0.2 million from $0.1 million income for the three months ended September 30, 2016, to $0.3 million income for the three months ended September 30, 2017. The increase was primarily due to re-measurements of our foreign currency account balances.

Income Tax Benefit (Expense)

Income tax expense was approximately $1.9 million for the three months ended September 30, 2017, compared to an income tax expense of $28,000 for the three months ended September 30, 2016.  Our income tax expense includes Irish and foreign income taxes at statutory rates and the effects of various permanent differences.

Comparison of Nine Months Ended September 30, 2016 and 2017

	Nine Months Ended September 30,
(in thousands)	2016	2017	Change
Consolidated Operations Data:
Revenues	$4,175	$4,197	$22
Costs and Expenses:
Research and development	(35,037)	(36,371)	(1,334)
General and administrative	(9,445)	(19,313)	(9,868)
Total operating expenses	(44,482)	(55,684)	(11,202)
Loss from operations	(40,307)	(51,487)	(11,180)
Other income (expense):
Other income (expense), net	404	391	(13)
Interest income (expense), net	199	256	57
Loss before income taxes	(39,704)	(50,840)	(11,136)
Income tax benefit (expense)	1	(1,254)	(1,255)
Net loss	$(39,703)	$(52,094)	(12,391)

Revenues

Grant revenue from research premiums provided to us by the Austrian government decreased by $0.3 millionas a result of a decrease in our research and development expenses for which we can receive grant revenue, was offset by a $0.3 million increase in grant income.

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

Research and Development Expenses

Research and development expenses increased by $1.3 million from $35.0 million for the nine months ended September 30, 2016 to $36.4 million for the nine months ended September 30, 2017. The change was primarily due to a a $1.7 million increase in staff costs due to the addition of employees  and a $1.0 million increase in stock-based compensation expense, partially offset by a $0.8 million decrease in research materials and purchased services related to the development of lefamulin and a $0.5 million decrease in research consulting fees .

We expect to have significant research and development expenses in connection with our ongoing activities, particularly with LEAP 2, our ongoing Phase 3 clinical trial of lefamulin for the treatment of CABP, and as we pursue the clinical development of lefamulin for additional indications and engage in earlier stage research and development activities. We expect our total future direct research and development costs to remain consistent as we continue the clinical development of lefamulin for CABP and other indications. We do not expect to incur significant expenses in the near future for our other programs and initiatives. It is difficult to estimate the duration and completion costs of our other research and development programs.

General and Administrative Expenses

General and administrative expense increased by $9.9 million from $9.4 million for the nine months ended September 30, 2016 to $19.3 million for the nine months ended September 30, 2017. The increase was primarily due to a $3.1 million increase in legal fees mainly related to the redomiciliation of our parent company from Austria to Ireland, a $2.6 million increase of advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees, a $1.6 million increase in stock-based compensation expense, a $1.0 million increase in staff costs due to the addition of employees, a $0.6 million increase in VAT tax expenses, and a $0.7 million increase in support, infrastructure and other corporate costs.

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

Other Income (Expense), net

Other income (expense), net increased by $0.1 million from $0.6 million income for the nine months ended September 30, 2016, to $0.7 million income for the nine months ended September 30, 2017. The increase was primarily due to re-measurements of our foreign currency account balances.

Income tax Benefit (Expense)

Our income tax expense was approximately $1.3 million and an income tax benefit of $1,000 for the nine months ended September 30, 2017 and 2016, respectively.  Our income tax benefit (expense) includes Irish and foreign income taxes at statutory rates and the effects of various permanent differences.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, including our initial public offering, public follow-on offerings and private placements of our equity securities, convertible debt financings and research and development support from governmental grants and loans.

On September 22, 2017 we completed an underwritten public offering of 9,411,765 ordinary shares at a public offering price of $8.50 per share, resulting in gross proceeds of $80.0 million and net proceeds to us of approximately $73.3 million, after deducting underwriting discounts and commissions and offering expenses.

As of September 30, 2017, we had cash and cash equivalents and short-term investments of $112.7 million.

Cash Flows

Comparison of Nine Months Ended September 30, 2016 and 2017

The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2017:

	Nine Months Ended September 30,
(in thousands)	2016	2017
Net cash (used in) provided by:
Operating activities	$(37,721)	$(45,266)
Investing activities	25,534	49,361
Financing activities	243	73,929
Effects of foreign currency translation on cash	282	1,356
Net increase (decrease) in cash	$(11,662)	$79,380

Operating Activities

Cash flow used in operating activities increased by $7.6 million from $37.7 million for the nine months ended September 30, 2016 to $45.3 million for the nine months ended September 30, 2017 primarily due to a $8.7 million increase in net loss, after adjustments for non-cash amounts included in net loss and lower working capital of $1.1 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow from investing activities increased by $23.9 million from $25.5 million for the nine months ended September 30, 2016 to $49.4 million for the nine months ended September 30, 2017 primarily due to proceeds from sale of available-for-sale securities to fund operational cash out flows.

Financing Activities

Cash flow generated from financing activities increased by $73.7 million from $0.2 million of cash inflow for the nine months ended September 30, 2016 to $73.9 million of cash inflow for the nine months ended September 30, 2017 primarily due to the gross proceeds of $80.0 million from our 2017 equity financing, partially offset by $6.4 million of equity transaction costs related to our rights offering and related underwritten offering in December 2016, as well as the 2017 equity financing.

Operating and Capital Expenditure Requirements

We anticipate that our expenses will increase substantially as we continue the development of and seek marketing approval for lefamulin and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for lefamulin for the treatment of CABP, including delays in patient enrollment for LEAP 2. If we obtain marketing approval for lefamulin or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

In addition, our expenses will increase if and as we:

•                  initiate or continue the research and development of lefamulin for additional indications and of our other product candidates;

•                  seek to discover and develop additional product candidates;

•                  obtain marketing approval for any product candidates that successfully complete clinical development;

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

Our future capital requirements will depend on many factors, including:

•                  the progress, costs and results of our clinical trials for lefamulin, including our ongoing LEAP 2 trial;

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

Contractual Obligations and Commitments

The table below sets forth our contractual obligations and commercial commitments as of September 30, 2017 that are expected to have an impact on liquidity and cash flow in future periods. The amounts disclosed are the contractual undiscounted cash flow values.

	Payments Due by Period
(in thousands)	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years	Total
Operating lease obligations	$770	1,515	1,048	111	3,444

	Payments Due by Period
(in thousands)	Less than 1 year	Between 1 and 3 years	Between 3 and 5 years	More than 5 years	Total
Other contractual commitments	33,636	185	—	—	33,821
Total	$34,406	1,700	1,048	111	37,265

Operating lease obligations include rental agreements for our facilities in Austria and the United States.

Other contractual commitments relate to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. The estimated payments to the services providers included in the table above are based solely on the estimated work to be performed by them to complete the trials and other activities along with anticipated achievement of the milestones included within the agreements. Also,some of these contracts include early termination clauses exercisable at our discretion. Minimum required payments, if any, under these agreements are deemed to be immaterial.

Capital Expenditures

Capital expenditures were $905,000 and $149,000 for the three months ended September 30, 2017 and 2016, respectively, and $1,141,000 and $456,000 for the nine months ended September 30, 2017 and 2016, respectively. We made no significant investments in intangible assets during the three and nine months ended September 30, 2017 and 2016. Currently, there are no material capital projects planned for the remainder of 2017. However, our capital expenditures may increase over the next 12 to 18 months if we obtain marketing approval for lefamulin and incur significant commercialization costs related to distribution and manufacturing.

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

Interest rate risk may arise from short-term or long-term debt. As of September 30, 2017, we had no debt that exposed us to interest rate risk. As of September 30, 2017, we had neither significant long-term interest-bearing assets nor significant long-term interest-bearing liabilities, other than a government loan we have received at a below-market rate of interest from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG). Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We anticipate that our expenses will increase substantially as we continue the development of and seek marketing approval for lefamulin and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for lefamulin for the treatment of CABP, including delays in enrollment of patients for LEAP 2. If we obtain marketing approval for lefamulin or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.  We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

However, there can be no assurance that we will be successful in acquiring additional capital at level sufficient to fund our operations or on terms favorable to us. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of our interim financial statements.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce to eliminate our research and development programs or any future commercialization effort.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $52.1 million for the nine months ended September 30, 2017, $54.9 million for the year ended December 31, 2016, $47.0 million for the year ended December 31, 2015 and $14.2 million for the year ended December 31, 2014. As of September 30, 2017, we had an accumulated deficit of $256.9 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We anticipate that our expenses will increase substantially as we progress our second of two international Phase 3 clinical trials of our lead product candidate, lefamulin, for the treatment of community-acquired bacterial pneumonia, or CABP. We initiated the first of these clinical trials, which we refer to as LEAP 1, in September 2015 and initiated the second trial, which we refer to as LEAP 2, in April 2016. In September 2017, we announced positive top-line results for LEAP 1. If the results of LEAP 2 are also favorable, including achievement of the primary efficacy endpoints of the trials, we expect to submit a new drug application, or NDA, for marketing approval of lefamulin for the treatment of CABP in adults in the United States in the second half of 2018. We also expect to submit a marketing authorization application, or MAA, for lefamulin for the treatment of CABP in adults in Europe a few months after our NDA filing. We also continue to characterize the clinical pharmacology of lefamulin. If we obtain marketing approval of lefamulin for CABP or another indication, we also expect to incur significant sales, marketing, distribution and manufacturing expenses.

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

•                  continue to establish a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize any product candidates for which we receive marketing approval;

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

Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin. We do not expect to obtain marketing approval before 2019, if at all. This will require us to be successful in a range of challenging activities, including:

•                  completing enrollment for our LEAP 2 clinical trial of lefamulin for the treatment of CABP and completing the trial as and when we expect;

•                  obtaining favorable results from our LEAP 2 clinical trial of lefamulin for the treatment of CABP;

•                  subject to obtaining favorable results from our LEAP 2 clinical trial, applying for and obtaining marketing approval for lefamulin;

•                  expanding medical affairs, sales, marketing and distribution capabilities to effectively market and sell lefamulin in the United States;

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

We expect our research and development, commercialization and other expenses to increase substantially in connection with our ongoing activities, particularly as we continue development of and seek marketing approval for lefamulin and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for lefamulin for CABP, including delays in enrollment of patients or regulatory delays. If we obtain marketing approval for lefamulin or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

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

We expect that our existing cash, cash equivalents and short-term investments, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2018 and to obtain top-line data for LEAP 2. We have based these estimates on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. These estimates assume, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings.

Our future capital requirements will depend on many factors, including:

•                  the progress, costs and results of our clinical trials for lefamulin, including our ongoing LEAP 2 trial;

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

As a company that carries out extensive research and development activities, we benefit from the Austrian research and development support regime, under which we are eligible to receive a research premium from the Austrian government equal to 12% (10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprise research and development activities conducted in Austria, however, the research premium is also available for certain related third-party expenses with additional limitations. We received research premiums of $5.9 million for the year ended December 31, 2016, $4.3 million for the year ended December 31, 2015 and $1.4 million for the year ended December 31, 2014. However, as we increase our personnel and expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

We have invested a significant portion of our efforts and financial resources in the development of lefamulin. There remains a significant risk that we will fail to successfully develop lefamulin for CABP or any other indication. In September 2017, we announced positive top-line results for LEAP 1, the first of our two pivotal, international Phase 3 clinical trials of lefamulin for the treatment of CABP.  Patient enrollment for our second Phase 3 clinical trial of lefamulin for the treatment of CABP is ongoing. We currently expect to complete patient enrollment for LEAP 2 in the fourth quarter of 2017 and availability of top-line data for LEAP 2 in the spring of 2018.  Our ability to meet our target timing will depend on our enrollment rate for LEAP 2. A significant delay in enrollment would result in delays to our development timelines and additional development costs beyond what we have budgeted. If we ultimately obtain favorable results from LEAP 2 , we expect to submit an NDA for marketing approval for lefamulin for the treatment of CABP in adults in the United States in the second half of 2018. We also expect to submit an MAA for lefamulin for the treatment of CABP in adults in Europe a few months after our NDA filing.

Our ability to generate product revenues, which may not occur for several years, if ever, will depend heavily on our obtaining marketing approval for and commercializing lefamulin. The success of lefamulin will depend on a number of factors, including the following:

•                  completing our ongoing LEAP 2 clinical trial as and when expected;

•                  obtaining favorable safety and efficacy results from clinical trials, particularly LEAP 2;

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

LEAP 2 and other clinical trials we conduct may not be successful, and the results of our completed clinical trials may not predict success in  LEAP 2 or any other clinical trials. Notably, the LEAP 1 and LEAP 2 trial designs are not the same, as the LEAP 2 trial is evaluating a patient population with CABP that is less severe than those patients evaluated in LEAP 1 and LEAP 2 is only investigating oral lefamulin, among other differences. Positive results from LEAP 1 do not guarantee favorable results from LEAP 2. Although we believe that the collective data from prior trials and our preclinical studies provide support for concluding that lefamulin is well suited for treatment of CABP, we may fail to obtain favorable results in our LEAP 2 clinical trial of lefamulin for CABP or regulatory authorities could disagree with our interpretations or analyses of our clinical data. If the results of our LEAP 2 clinical trial are not favorable, including failure to achieve the primary efficacy endpoints of the trial, or regulatory authorities disagree with our interpretations or analyses of our clinical data, we may need to conduct additional clinical trials at significant cost or altogether abandon development of lefamulin for CABP and potentially pursue other indications.

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

If we experience any of a number of possible unforeseen events in connection with our LEAP 2 clinical trial of lefamulin for CABP or other clinical trials, the potential marketing approval or commercialization of lefamulin or other product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, our LEAP 2 clinical trial of lefamulin for CABP or other clinical trials we conduct that could delay or prevent our ability to receive marketing approval or commercialize lefamulin or our other product candidates, including:

•                  clinical trials of lefamulin or our other product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•                  the number of patients required for LEAP 2, lefamulin for other indications or our other product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

•                  we may have to suspend or terminate our LEAP 2 clinical trial of lefamulin for CABP or other clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health or safety risks;

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

For example, in our LEAP 2 clinical trial of lefamulin, patients who have previously taken no more than one dose of a short acting, potentially effective antibiotic for the treatment of the current CABP episode within 24 hours of receiving the first dose of study medication will be allowed to participate in the trial but will comprise only up to 25% of the total intent to treat population. Depending upon a region’s or a clinical trial site’s standard of care for the administration of antibiotics, this could affect our ability to enroll patients in LEAP 2 in a timely fashion. Also, enrollment for LEAP 2 may be negatively impacted by delays in opening clinical trial sites or the duration and/or severity of the influenza season. Moreover, our estimates regarding patient enrollment for LEAP 2 depends on increasing enrollment rates as such trial progresses, making it more difficult to precisely estimate the time of completion of the trial.  Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of the company to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in LEAP 2 or any of our other clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

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

In LEAP 1, lefamulin was generally well tolerated and exhibited a similar rate of treatment-emergent adverse events to the comparator drug.  However, 104 patients in the lefamulin arm of the trial reported at least one treatment-emergent adverse event and eight patients withdrew from the trial following an adverse event.  Furthermore, at least 2.0% of patients in LEAP 1 who were dosed with lefamulin reported the following adverse events: hypokalemia, nausea, insomnia, infusion site pain and infusion site phlebitis.  Fewer than 2.0% of trial patients dosed with lefamulin also experienced hypertension and an increase in alanine aminotransaminase, although no patients met Hy’s Law criteria, which is an indicator for severe liver damage.

In addition, lefamulin was well tolerated in our Phase 2 clinical trial for ABSSSI. No patient in the trial suffered any serious adverse events that were found to be related to lefamulin, and no patient in the trial died. Some patients experienced adverse events that were assessed by the investigator as possibly or probably related to study medication. The majority of their symptoms were mild in severity. Four patients discontinued study medication following a drug-related event, three of whom were in a lefamulin treatment group: one patient experienced events of hyperhidrosis, vomiting and headache; one patient experienced infusion site pain; and one patient experienced dyspnea.

Because the potential for mild effect on electrocardiogram, or ECG, measurements was observed in preclinical studies, we have continued to assess this potential in all human clinical trials we have conducted. In the Phase 2 clinical trial, no change in ECG measurements was considered to be of clinical significance, and no drug-related cardiovascular adverse event was reported. Both lefamulin and vancomycin treatment were associated with a small increase in the QT interval. The QT interval is a measure of the heart’s electrical cycle, and a prolonged QT interval is a risk factor for a potential ventricular arrhythmia. In LEAP 1, while changes in QT that were of potential clinical concern were uncommon, one patient treated with lefamulin had an increase in absolute QT interval to greater than 500 msec.  We are continuing to evaluate the effect of lefamulin on the QT interval in LEAP 2.

There were no systemic adverse events of clinical concern and no drug-related serious adverse events observed in any of our completed Phase 1 clinical trials of lefamulin. In these trials, the most commonly observed adverse effects with oral administration of lefamulin were related to the gastrointestinal tract, including nausea and abdominal discomfort, while the most commonly observed adverse effects related to IV administration were related to irritation at the infusion site. In addition, lefamulin produced a transient, predictable and reproducible prolongation of the QT interval based on the maximum concentration of the drug in the blood plasma. At the doses administered in the Phase 3 clinical trials for lefamulin for CABP, we expect that the drug will not produce large effects on the QT interval that would be of clinical relevance. We did not observe any drug-related cardiac adverse events, such as increase in ectopic ventricular activity or other cardiac arrhythmia, or clinically relevant ECG findings during the conduct of any of our completed Phase 1 clinical trials. If we observe clinically relevant effects on the QT interval in our Phase 3 clinical trials of lefamulin for CABP or in any other clinical trial of lefamulin, our ability to successfully develop lefamulin for CABP or any other indication may be significantly delayed or prevented.

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

We do not own or operate manufacturing facilities for the production of lefamulin that could be used in product candidate development, including clinical trial supply, or for commercial supply, or for the supply of any other compound that we are developing or evaluating in our research program. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties for supply of lefamulin, and our strategy is to outsource all manufacturing, packaging, testing, and distribution of our product candidates and products to third parties.

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

If the third parties that we engage to supply any materials or manufacture product for our non-clinical testing and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. For example, there are only a limited number of known manufacturers that produce the pleuromutilin starting material used in the synthesis of lefamulin. In early 2015, Novartis completed the sale of its animal health division, including its veterinary products, to a third party. As a result, we have identified an alternative supplier that currently manufactures pleuromutilin starting material for veterinary products, that we believe will be able to provide pleuromutilin starting material for the commercial scale manufacture of lefamulin. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. Similar GCP and transparency requirements apply in the European Union. Failure to comply with such requirements, including with respect to clinical trials conducted outside the European Union, can also lead regulatory authorities to refuse to take into account clinical trial data submitted as part of an MAA.

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

The process of obtaining marketing approvals is expensive, may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For example, on June 23, 2016, eligible members of the electorate in the United Kingdom decided by referendum to leave the European Union, commonly referred to as “Brexit”. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty.Because a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially change the regulatory regime applicable to the approval of any of our product candidates in the United Kingdom. In addition, since the European Medicines Agency, or EMA, is located in the United Kingdom, the implications for the regulatory review process in the European Union has not been clarified and could result in relocation of the EMA or a disruption in the EMA review process. The FDA and comparable regulatory authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from non-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel, including in the United States and Ireland where we plan to expand our physical presence, will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

Following the Redomiciliation Transaction, our ordinary shares began trading on the NASDAQ Global Market on June 26, 2017. Given the limited trading history of our ordinary shares, there is a risk that an active trading market for our ordinary shares will not be sustained, which could put downward pressure on the market price of our ordinary shares and thereby affect the ability of our security holders to sell their shares.

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

•                  one of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;

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

Our executive officers and directors, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding ordinary shares as of September 30, 2017 in the aggregate, beneficially owned approximately 52.5% of our share capital. As a result, if these shareholders were to choose to act together, they would be able to control most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

Only a relatively small percentage of our ordinary shares are publicly traded, which may limit the liquidity of our ordinary shares and may have a material adverse effect on the price of our ordinary shares.

As of September 30, 2017, approximately 47.5% of our ordinary shares were beneficially owned by parties other than our executive officers, directors and shareholders holding 5% or more of our ordinary shares, and their respective affiliates. As a result, shares representing only a relatively small number of our ordinary shares are actively traded in the public market. Limited liquidity may increase the volatility of the price of our ordinary shares.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 36,691,490 ordinary shares outstanding as of September 30, 2017. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in additional dilution of the percentage ownership of our shareholders. We filed an amended registration statement on Form S-8 on July 28, 2017 that covers an aggregate of 2,016,320 ordinary shares reserved for issuance pursuant to our Stock Option Plan 2007 and Stock Option Plan 2015, and we expect to file a Form S-8 to register an additional 3,000,000 ordinary shares reserved for issuance pursuant to our 2017 Share Incentive Plan. Additionally, the majority of ordinary shares that may be issued under our equity compensation plans also remain subject to vesting in tranches over a four-year period. As of September 30, 2017, an aggregate of 897,159 options to purchase our ordinary shares had vested and become exercisable.

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

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies as described elsewhere in this ‘‘Risk Factors’’ section. We may remain an emerging growth company until December 31, 2020, although if the market value of our share capital that is held by non-affiliates exceeds $700 million as of any June 30 before that time or if we have annual gross revenues of $1 billion or more in any fiscal year (as may be inflation adjusted by the SEC from time-to-time), we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Uncertainty about the effect of the Redomiciliation Transaction on employees and investors may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel for a period of time following the Redomiciliation Transaction, and could cause those who deal with us to seek to change existing business relationships with us. Employee retention may be particularly challenging because employees may experience uncertainty about their future roles within the Nabriva Group. If, despite our retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain employed by us, our business could be seriously harmed.

Our ordinary shares have rights different from Nabriva Austria Common Shares and Nabriva Austria ADSs.

The completion of the Redomiciliation Transaction has changed the governing law that applies to our shareholders from Austrian law (which applied to the Nabriva Austria common shares) and from U.S. law (which applied to the Nabriva Austria ADSs) to Irish law (which applies to our ordinary shares). Many of the principal attributes of the Nabriva Austria common shares and the Nabriva Austria ADSs and our ordinary shares are similar. However, the rights of our shareholders under Irish law are different from their previous rights as shareholders under Austrian law.

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

Future adverse changes in law could result in our not being able to maintain a worldwide effective corporate tax rate that is competitive in our industry.

While we believe that being incorporated in Ireland should not affect our ability to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we will operate. The tax laws of Ireland, Austria, the United States, and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. In particular, legislative action could be taken by Ireland, Austria, the United States or other jurisdictions which could override tax treaties upon which we expect to rely and adversely affect our effective tax rate. As a result, our actual effective tax rate may be materially different from our expectation.

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

A transfer of our ordinary shares, other than a transfer effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.

Transfers of our ordinary shares effected by means of the transfer of book entry interests in the Depository Trust Company, or “DTC”, will not be subject to Irish stamp duty. However, if you hold our ordinary shares directly rather than beneficially through DTC, any transfer of your shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty could adversely affect the price of our ordinary shares.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the nine months ended September 30, 2017 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

We effected the initial public offering of our Nabriva Therapeutics AG American Depositary Shares, or Nabriva Austria ADSs, each representing one tenth (1/10) of a Nabriva Austria common share, through a Registration Statement on Form F-1 (File No. 333-205073) that was declared effective by the Securities and Exchange Commission on September 17, 2015. On September 23, 2015, we completed the sale of 9,000,000 Nabriva Austria ADSs, representing 900,000 of our Nabriva Austria common shares, at a public offering price of $10.25 per Nabriva Austria ADS, before underwriting discounts. In addition, we granted the underwriters a 30-day option to purchase up to 1,350,000 additional Nabriva Austria ADSs to cover over allotments, if any. On September 30, 2015, we completed the additional sale of 1,350,000 Nabriva Austria ADSs under this option at a price to the public of $10.25 per Nabriva Austria ADS, resulting in aggregate net proceeds to us of approximately $92.4 million after deducting underwriting discounts and commissions of $7.4 million and offering expenses of $6.3 million. None of the underwriting discounts and commissions or other offering expenses were paid to directors or officers of ours or their associates or to persons owning 10% or more of any class of our equity securities or to any affiliates of ours. Leerink Partner LLC, RBC Capital Markets, LLC, Needham & Company, LLC and Wedbush PacGrow Inc. were the underwriters for our initial public offering.

There has been no material change in our planned use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on September 21, 2015.

Our board of directors retains broad discretion in the allocation and use of the net proceeds of our initial public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit				Date of	Exhibit	Filed
Number	Description of Exhibit	Form	File Number	Filing	Number	Herewith

10.1	Separation and Release of Claims Agreement, dated as of August 31, 2017, by and between Nabriva Therapeutics US, Inc. and Elyse Seltzer.	8-K	001-37558	08/31/2017	10.1

10.2	2017 Share Incentive Plan.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101

The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2017 and (v) Notes to Unaudited Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc

Date: November 9, 2017	By:	/s/ Colin Broom
Colin Broom Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer (Principal Financial and Accounting Officer)