Form 10-Q
period 2018-03-31
Nabriva Therapeutics plc
filed 2018-05-08
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of April 30, 2018, the registrant had 40,306,924 ordinary shares outstanding.

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

•       the future development or commercialization of lefamulin in the greater China region;

•       the potential benefits under our license agreement with Sinovant Sciences, Ltd.;

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	As of December 31, 2017	As of March 31, 2018

Assets
Current assets:
Cash and cash equivalents	$86,769	$89,441
Short-term investments	110	110
Other receivables	5,402	6,436
Contract asset	—	1,500
Prepaid expenses	1,558	1,016
Total current assets	93,839	98,503
Property, plant and equipment, net	1,327	1,376
Intangible assets, net	172	155
Long-term receivables	425	428
Total assets	$95,763	$100,462

Liabilities and equity
Current liabilities:
Accounts payable	$5,136	$3,807
Accrued expense and other current liabilities	8,124	7,577
Total current liabilities	13,260	11,384
Non-current liabilities
Long-term debt	232	411
Other non-current liabilities	203	225
Total non-current liabilities	435	636
Total liabilities	13,695	12,020
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at March 31, 2018; 36,707,685 and 40,233,867 issued and outstanding at December 31, 2017 and March 31, 2018, respectively	367	402
Preferred shares, par value $0.01, 100,000,000 shares authorized at March 31, 2018; None issued and outstanding	—	—
Additional paid in capital	360,872	380,553
Accumulated other comprehensive income	27	27
Accumulated deficit	(279,198)	(292,540)
Total stockholders’ equity	82,068	88,442
Total liabilities and stockholders’ equity	$95,763	$100,462

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2018
Revenues:
Collaboration revenue	$—	$6,500
Research premium and grant revenue	1,678	1,051
Total Revenue	1,678	7,551

Operating expenses:
Research and development	(12,660)	(10,279)
General and administrative	(4,218)	(10,136)
Total operating expenses	(16,878)	(20,415)
Loss from operations	(15,200)	(12,864)
Other income (expense):
Other income, net	206	23
Interest income	121	9
Interest expense	(1)	(4)
Loss before income taxes	(14,874)	(12,836)
Income tax expense	(349)	(506)
Net loss	(15,223)	(13,342)
Other comprehensive income (loss), net of tax
Unrealized losses on available-for-sale securities	(16)	—
Reclassification to net income	—	—
Other comprehensive income (loss), net of tax	(16)	—
Comprehensive loss	$(15,239)	$(13,342)

Loss per share
Basic and Diluted	$(0.56)	$(0.36)

Weighted average number of shares:
Basic and Diluted	27,204,230	36,911,604

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2018
Cash flows from operating activities
Net loss	$(15,223)	$(13,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expense, net	(266)	(112)
Non-cash interest income	(30)	(10)
Depreciation and amortization expense	76	133
Stock-based compensation	684	1,244
Deferred income taxes	178	—
Other, net	86	(6)
Changes in operating assets and liabilities:
Changes in long-term receivables	(5)	(3)
Changes in other receivables and prepaid expenses	(1,586)	(1,992)
Changes in accounts payable	1,789	(1,413)
Changes in accrued expenses and other liabilities	(383)	(1,311)
Changes in other non-current liabilities	6	22
Changes in income tax liabilities	(10)	451
Net cash used in operating activities	(14,684)	(16,339)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(25)	(160)
Proceeds from sales of property, plant and equipment	2	—
Proceeds from sales of available-for-sale securities	10,000	—
Net cash provided by (used in) investing activities	9,977	(160)
Cash flows from financing activities
Proceeds from sale of ordinary shares	—	19,388
Proceeds from long-term debt	229	189
Proceeds from exercise of stock options	10	—
Equity transaction costs	(1,410)	(518)
Net cash provided by (used in) financing activities	(1,171)	19,059

Effects of foreign currency translation on cash and cash equivalents	266	112
Net (decrease) increase in cash and cash equivalents	(5,612)	2,672
Cash and cash equivalents at beginning of period	32,778	86,769
Cash and cash equivalents at end of period	$27,166	$89,441

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except per share data)

1.             Organization and Business Activities

Nabriva Therapeutics plc (“Nabriva Ireland”), together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH (“Nabriva Austria”), Nabriva Therapeutics US, Inc., Nabriva Therapeutics Ireland DAC, and Nabriva Therapeutics One DAC (In Voluntary Liquidation) (collectively, “Nabriva”, the “Nabriva Group” or the “Company”) is a clinical stage biopharmaceutical company engaged in the research and development of novel anti-infective agents to treat serious infections, with a focus on the pleuromutilin class of antibiotics. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.

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

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations. To date, it has financed its operations through the sale of equity securities, including its initial public offering of Nabriva Austria ADSs, public offerings of our ordinary shares and private placements of its Nabriva Austria common shares, convertible debt financings and research and development support from governmental grants and loans. As of March 31, 2018, the Company had cash, cash equivalents and short-term investments of $89.6 million.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. As of December 31, 2017, in accordance with the requirements of ASC 205-40, the Company’s management had concluded that substantial doubt existed about the Company’s ability to continue as a going concern for one year from the date the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, were issued.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which, from time to time, the Company may offer and sell our ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. As of March 31, 2018, the Company has issued and sold an aggregate of 3,517,511 ordinary shares under the ATM Agreement, for gross proceeds of $19.4 million, and net proceeds of $18.9 million, after deducting commissions.

Since the filing of the Company’s Annual Report, the Company has re-evaluated the need for the previously planned expansion of its commercial organization, medical education, and supply chain activities and anticipates that the Company’s expenses for 2018 will decrease as compared to its expenses for 2017 as the Company winds down its Phase 3 clinical trial program for lefamulin for the treatment of community-acquired bacterial pneumonia (“CABP”). The Company expects to continue to invest in critical pre-commercialization activities prior to receiving marketing approval and making lefamulin available to patients.

As of March 31, 2018, management assessed the Company’s ability to continue as a going concern and determined that it now expects that its existing cash, cash equivalents and short-term investments will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the first quarter of 2020. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects.

The Company’s expenses will increase if it suffers any delays in its Phase 3 clinical program, including regulatory delays, or is required to conduct additional clinical trials to satisfy regulatory requirements. If the Company obtains marketing approval for lefamulin or any other product candidate that it develops, it expects to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

The Company expects to seek additional funding in future periods for purposes of investment in its commercial and medical affairs organization, including the expansion of a targeted hospital based sales force and related infrastructure, as well as investing in its supply chain, in an effort to enhance the potential commercial launch of lefamulin.

2.             Summary of Significant Accounting Policies

Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information and U.S. Securities and Exchange Commission (“SEC”) regulations for quarterly reporting. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial information as of March 31, 2018 and for the three months ended March 31, 2017 and 2018 is unaudited. The December 31, 2017 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2018 and for the three months ended March 31, 2017 and 2018. The financial data and other information disclosed in these notes related to the three months ended March 31, 2017 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2018.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

Adopted as of the current period:

•             In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies       while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or US GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced revenue disclosures, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The effective date of ASU 2014-09 for the Company is the first quarter of fiscal year 2018.  The adoption of ASU 2014-09 did not have an impact on the consolidated financial statements of the Company.

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
March 31, 2018
Assets:
Short-term investments:
Available-for-sale securities	$—	$50	$—	$50
Term deposits	60	—	—	60
Total Assets	$60	$50	$—	$110

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

As of March 31, 2018 and December 31, 2017, the Company held short-term investments classified as both Level 1 and Level 2, and the Company did not hold any Level 3 financial instruments measured at fair value. There were no transfers between Level 1 and 2 in the three months ended March 31, 2018 or the year ended December 31, 2017. There were no changes in valuation techniques during the three months ended March 31, 2018.

As of March 31, 2018 and December 31, 2017, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

4.             Accrued Expenses and Other Liabilities

(in thousands)	As of December 31, 2017	As of March 31, 2018
Research and development related costs	$2,308	$2,479
Payroll and related costs	4,426	2,651
Accounting, tax and audit services	231	586
Other	1,159	1,861
Total other current liabilities	$8,124	$7,577

5.             Revenue

	Three Months Ended March 31,
(in thousands)	2017	2018
Collaboration revenue	$—	$6,500
Research premium	1,505	770
Government grants	147	281
Grants from WWFF	26	—
Total	$1,678	$7,551

The collaboration revenue for the three months ended March 31, 2018 reflects the amounts recorded from the Sinovant License Agreement (see Note 9) and includes the $5.0 million non-refundable upfront payment received as consideration for entering into the license agreement with Sinovant as well as $1.5 million of variable consideration related a future milestone payment that the Company believes is probable to be met and received.

6.             Share-Based Payments

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

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

75% of the options vest on a monthly pro rata basis (i.e. 2.083% per month). Options granted under the SOP 2015 have a term of no more than ten years from the beneficiary’s date of participation.

The following table summarizes information regarding our stock option awards under the SOP 2015 for the three months ended March 31, 2018:

Stock Option Plan 2015	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2018	3,044,899	8.35
Granted	—	—
Exercised	—	—
Forfeited	(29,050)	7.49
Outstanding as of March 31, 2018	3,015,849	8.35	$3
Vested and exercisable as of March 31, 2018	1,337,202	7.88	$1

Stock-based compensation expense under the SOP 2015 was $0.7 million and $0.9 million for the three months ended March 31, 2017 and 2018, respectively.

The weighted average remaining contractual life of the options as of March 31, 2018 is 8.2 years.

As of March 31, 2018, there was $8.9 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 1.2 years.

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

At March 31, 2018, 4,891,442 ordinary shares were available for issuance under the 2017 Plan.

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

The following table summarizes information regarding our stock option awards under the 2017 Plan for the three months ended March 31, 2018:

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

2017 Plan	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2018	294,100	6.92
Granted	1,543,400	6.18
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2018	1,837,500	6.29	$—
Vested and exercisable as of March 31, 2018	—	—	—

Stock-based compensation expense under the 2017 Plan was $0.4 million for the three months ended March 31, 2018. The weighted average fair value of the options granted during the three months ended March 31, 2018 was $3.60 per share. The options granted in the three months ended March 31, 2018 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	60.9% - 61.0%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.6% - 2.7%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

The weighted average remaining contractual life of the options as of March 31, 2018 is 9.8 years.

As of March 31, 2018, there was $6.3 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 1.9 years.

Restricted Stock Units

During the three months ended March 31, 2018, the Company granted 339,550 RSUs with a grant date fair value of $6.47 per share, which was the closing price of the Company’s shares on the grant date. Vesting of the RSUs is subject to U.S. Food and Drug Administration (“FDA”), approval of a new drug application (“NDA”), for lefamulin.  Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. If the FDA does not approve an NDA for lefamulin within two years of the grant date, the RSU award will terminate in full. The award of 67,500 RSUs to our chief executive officer is contingent upon shareholder approval of an amendment to the 2017 Plan. No compensation expense was recognized for the RSUs as vesting is not probable at March 31, 2018.

7.             Income tax (expense) benefit

In accordance with the FASB Accounting Standard Codification (ASC) Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2017 and 2018, the Company recorded income tax expense of $349,000 and $506,000, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets.  On the basis of this evaluation, as of March 31, 2018 and December 31, 2017, the Company has recorded a valuation allowance of $81.3 million and $80.1 million, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

8.             Earnings (Loss) per Share

Basic and diluted loss per share

For the three months ended March 31, 2017 and 2018, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.  Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential common stock equivalents are antidilutive and thus not included in the calculation.

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2018
Net loss for the period	$(15,223)	$(13,342)
Weighted average number of shares outstanding	27,204,230	36,911,604
Basic and diluted loss per share	$(0.56)	$(0.36)

The following common stock equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2017	2018
Stock options	278,579	4,853,349
Restricted stock units	—	339,550

9.             License Agreement

In March 2018, the Company entered into a license agreement (the “License Agreement”), with Sinovant Sciences, Ltd. or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin (the “Licensed Products”), in the People’s Republic of China, Hong Kong, Macau, and Taiwan (together the “Territory”).

Under the License Agreement, Sinovant and the Company’s subsidiaries will establish a joint development committee (the “JDC’), to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone is a $1.5 million payment for the submission of a clinical trial application (“CTA”), by Sinovant to the Chinese Food and Drug Administration, which is planned for the third quarter of 2018. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, the Company will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory. The Company is obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant sufficient supply of lefamulin for Sinovant to manufacture finished drug products for development and commercialization of the Licensed Products in the Territory.

Unless earlier terminated, the License Agreement will expire upon the expiration of the last royalty term for the last Licensed Product in the Territory, which the Company expects will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non-exclusive, fully-paid, royalty-free and irrevocable. The License Agreement may be terminated in its entirety by Sinovant upon 180 days’ prior written notice at any time.  Either party may, subject to specified cure periods, terminate the License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the License Agreement under specified circumstances relating to the other party’s insolvency. The Company has the right to terminate the License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates (subject to specified cure periods).  The License Agreement contemplates that the Company will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

The Company has identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non-refundable upfront payment was allocated to the delivery of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment related to the submission of the CTA is within the control of the parties and is scheduled for submission in the third quarter of this year, the Company recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as the Company believes it is probable to be met and received. The future regulatory and commercial milestone payments will be accounted for on an “as incurred basis” and recorded during the period the milestones are achieved.

10.          Commitments and Contingencies

During the three months ended March 31, 2018, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

11.          Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to March 31, 2018 through the date the unaudited consolidated financial statements were issued, and have not identified any such events material to an understanding of the unaudited consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 16, 2018. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We initiated the first of two pivotal, international Phase 3 clinical trials of lefamulin, which we refer to as Lefamulin Evaluation Against Pneumonia 1, or LEAP 1, in September 2015 and initiated the second trial, which we refer to as LEAP 2, in April 2016. On September 18, 2017, we announced positive top-line results for LEAP 1. In LEAP 1, which enrolled 551 patients, lefamulin met all of the primary endpoints of non-inferiority compared to moxifloxacin with or without linezolid as required by the U.S. Food and Drug Administration, or FDA, and European Medicines Agency, or EMA. Lefamulin also showed a favorable tolerability profile in the LEAP 1 trial, with no unexpected safety signals or evidence of off-target activity. We completed patient enrollment of 738 adult patients in LEAP 2 in December 2017 and expect to have top-line data available from LEAP 2 in the spring of 2018. If the results of LEAP 2 are also favorable, including achievement of the primary efficacy endpoints of the trial, we expect to submit a new drug application, or NDA, for marketing approval of lefamulin for the treatment of CABP in adults in the United States in the fourth quarter of 2018. We also expect to submit a marketing authorization application, or MAA, for lefamulin for the treatment of CABP in adults in Europe a few months after our NDA filing.

On March 1, 2017, Nabriva Therapeutics plc, or Nabriva Ireland, was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate company of the group from Austria to Ireland. Nabriva Ireland replaced Nabriva Therapeutics AG, or Nabriva Austria, as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer, or the Exchange Offer, in which holders of 98.6% of the outstanding share capital of Nabriva Austria exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland, which we refer to as the Redomiciliation Transaction. The ordinary shares of Nabriva Ireland were issued on a one-for-ten basis to the holders of the Nabriva Austria common shares and on a one-for-one basis to the holders of the Nabriva Austria American Depositary Shares, or Nabriva Austria ADSs, participating in the Exchange Offer. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the Nasdaq Global Market under the symbol “NBRV,” the same symbol under which the Nabriva Austria ADSs were previously traded.  This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva Austria for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland.   As of August 18, 2017, 100% of Nabriva Austria share capital had been exchanged for ordinary shares of Nabriva Ireland.

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

Since inception, we have incurred significant operating losses. As of March 31, 2018, we had an accumulated deficit of $292.5 million. To date, we have financed our operations primarily through our 2018 “at-the-market” equity offering, our 2017 equity offering, our 2016 rights offering, our 2015 initial public offering, private placements of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. However, we have re-evaluated the need for the previously planned expansion of our commercial organization, medical education, and supply chain activities and we now anticipate that our expenses for 2018 will decrease as compared to our expenses for 2017 as we wind down our Phase 3 clinical trial program for lefamulin for the treatment of CABP. We expect to continue to invest in critical pre-commercialization activities prior to receiving marketing approval and making lefamulin available to patients.

Our expenses will increase if we suffer any delays in our Phase 3 clinical program, including regulatory delays, or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for lefamulin or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

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

Financial Operations Overview

Revenue

To date we have not generated any revenues from product sales. and we do not expect to generate any revenue from the sale of products in the near future. We do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin. We do not expect to obtain marketing approval before 2019, if at all. If our development efforts result in clinical success and regulatory approval, we may also enter into collaboration agreements with third parties and we may generate revenue from those agreements.

Our revenue consists principally of the collaboration revenues recorded from the Sinovant License Agreement entered into in March 2018, discussed more fully below, and includes a $5.0 million non-refundable upfront payment received as consideration for entering into the license agreement with Sinovant as well as $1.5 million of variable consideration related a future milestone payment that we believe is probable to be met and received. Revenue also includes governmental research premiums, non-refundable government grants and the benefit of government loans at below-market interest rates, which are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Research and Development Expenses

Research and development expenses represented 75.0% and 50.4% of our total operating expenses for the three months ended March 31, 2017 and 2018, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Three Months Ended March 31,
(in thousands)	2017	2018
Direct Costs
Lefamulin	$9,491	$6,507
Other programs and initiatives	13	29
Indirect Costs	3,156	3,743
Total	$12,660	$10,279

We expect to continue to incur research and development expenses in connection with our activities related to our ongoing LEAP 2 clinical trial of lefamulin for the treatment of CABP which is winding down as we expect top-line date in the spring of 2018, our subsequent NDA and MAA filings and the pursuit of the clinical development of lefamulin for additional indications and engage in earlier stage research and development activities. It is difficult to estimate the duration and completion costs of our research and development programs.

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

General and Administrative Expenses

General and administrative expenses represented 25.0% and 49.6% of our total operating expenses for the three months ended March 31, 2017 and 2018, respectively.

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

We expect to incur significant marketing, commercial and manufacturing supply chain costs if LEAP 2 data is positive and we obtain marketing approval of lefamulin for the treatment of CABP.

License Agreement with Sinovant Sciences

In March 2018, we entered into a license agreement, or the License Agreement, with Sinovant Sciences, Ltd. or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan (together the “Territory”). We retain development and commercialization rights in the rest of the world.

Under the License Agreement, Sinovant and our subsidiaries will establish a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. We received a $5.0 million upfront payment pursuant to the terms of the License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone is a $1.5 million payment for the submission of a clinical trial application by Sinovant to the Chinese Food and Drug Administration, which is planned for the third quarter of 2018. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, we will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory. We are obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant sufficient supply of lefamulin for Sinovant to manufacture finished drug products for development and commercialization of the Licensed Products in the Territory.

Unless earlier terminated, the License Agreement will expire upon the expiration of the last royalty term for the last Licensed Product in the Territory, which we expect will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non-exclusive, fully-paid, royalty-free and irrevocable. The License Agreement may be terminated in its entirety by Sinovant upon 180 days’ prior written notice at any time.  Either party may, subject to specified cure periods, terminate the License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the License Agreement under specified circumstances relating to the other party’s insolvency. We have the right to terminate the License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates (subject to specified cure periods).  The License Agreement contemplates that the we will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

We have identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non-refundable upfront payment was allocated entirely to the of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment related to the as the submission of the CTA is in the control of the parties and is scheduled for submission in the third quarter of this year, we recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as we believe it is probable to be met and received. The future regulatory and commercial milestone payments will be accounted for on an “as incurred basis” and recorded during the period the milestone is achieved.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.  During the three months ended March 31, 2018, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2018

	Three Months Ended March 31,
(in thousands)	2017	2018	Change
Consolidated Operations Data:
Revenues	$1,678	$7,551	$5,873
Costs and Expenses:
Research and development	(12,660)	(10,279)	(2,381)
General and administrative	(4,218)	(10,136)	5,918
Total operating expenses	(16,878)	(20,415)	3,537
Loss from operations	(15,200)	(12,864)	2,336
Other income (expense):
Other income (expense), net	206	23	(183)
Interest income (expense), net	120	5	(115)
Loss before income taxes	(14,874)	(12,836)	2,038
Income tax expense	(349)	(506)	(157)
Net loss	$(15,223)	$(13,342)	$1,881

Revenues

Revenues increased by $5.9 million from $1.7 million for the three months ended March 31, 2017 to $7.6 million for the three months ended March 31, 2018, primarily due to the $5.0 million upfront payment received from our Sinovant License Agreement as well as $1.5 million of variable consideration related a future milestone payment that we believe is probable to be met and received and a $0.1 million increase in grant income. The increase was partially offset by a $0.7 million decrease in grant revenue from research premiums provided to us by the Austrian government as a result of lower applicable research and development expenses.

Research and Development Expenses

Research and development expenses decreased by $2.4 million from $12.7 million for the three months ended March 31, 2017 to $10.3 million for the three months ended March 31, 2018. The decrease was primarily due to a $3.8 million decrease in research materials and purchased services related to the development of lefamulin, offset by a $0.5 million increase in research consulting fees, a $0.4 million increase in staff costs due to the addition of employees, a $0.2 million increase in stock-based compensation expense and a $0.2 million increase in travel and infrastructure costs.

General and Administrative Expenses

General and administrative expense increased by $5.9 million from $4.2 million for the three months ended March 31, 2017 to $10.1 million for the three months ended March 31, 2018. The increase was primarily due to a $2.7 million increase of advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees, a $2.3 million increase in staff costs due to the addition of employees, a $0.3 million increase in share-based compensation expense due to the inclusion of additional employees in our share-based compensation plan, a $0.3 million increase in infrastructure costs and a $0.3 million increase in travel and other corporate costs.

Other Income (Expense), net

Other income (expense), net decreased by $0.2 million from $0.2 million income for the three months ended March 31, 2017, to nil for the three months ended March 31, 2018 due to the effects of re-measurements of our foreign currency account balances.

Income Tax Expense

Our income tax expense was $0.3 million for the three months ended March 31, 2017 compared to income tax expense of $0.5 million for the three months ended March 31, 2017.  The income tax expense in both periods represents the current tax expense of our foreign subsidiaries.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, including our initial public offering of ADSs, public offering of our ordinary shares and private placements of our equity securities, convertible debt financings and research and development support from governmental grants and loans.

As of March 31, 2018, we had cash and cash equivalents and short-term investments of $89.6 million.

In March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell our ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. As of March 31, 2018, we issued and sold an aggregate of 3,517,511 ordinary shares under the ATM Agreement, for gross proceeds of $19.4 million, and net proceeds of $18.9 million, after deducting commissions. From March 31, 2018 to the date of this filing, we issued and sold on aggregate of 3,590,568 ordinary shares under the ATM agreement.

Cash Flows

Comparison of Three Months Ended March 31, 2017 and 2018

	Three Months Ended March 31,
(in thousands)	2017	2018
Net cash provided by (used in):
Operating activities	$(14,684)	$(16,339)
Investing activities	9,977	(160)
Financing activities	(1,171)	19,059
Effects of foreign currency translation on cash	266	112
Net (decrease) increase in cash	$(5,612)	$2,672

Operating Activities

Cash flow used in operating activities increased by $1.7 million from $14.7 million for the three months ended March 31, 2017 to $16.4 million for the three months ended March 31, 2018 primarily due to a $2.4 million decrease in net loss, after adjustments for non-cash amounts included in net income, offset by higher working capital of $4.1 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow generated from investing activities decreased by $10.1 million from cash provided of $10.0 million for the three months ended March 31, 2017 to cash used of $0.1 million for the three months ended March 31, 2018 primarily due to changes in proceeds from sale of available-for-sale financial assets to fund operational cash out flows.

Financing Activities

Cash flow generated from financing activities increased by $20.2 million from a use of $1.2 million for the three months ended March 31, 2017 to cash provided of $19.1 million for the three months ended March 31, 2017 consisting of proceeds, net of commissions, related to our ATM Agreement.

Operating and Capital Expenditure Requirements

We have re-evaluated the need for the previously planned expansion of our commercial organization, medical education, and supply chain activities and we now anticipate that our expenses for 2018 will decrease as compared to our expenses for 2017 as we wind down our Phase 3 clinical trial program for lefamulin for the treatment of CABP. We expect to continue to invest in critical pre-commercialization activities prior to receiving marketing approval and making lefamulin available to patients.

Our expenses will increase if we suffer any delays in our Phase 3 clinical program, including regulatory delays, or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for lefamulin or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization, including the expansion of a targeted hospital based sales force and related infrastructure, as well as investing in our supply chain, in an effort to enhance the potential commercial launch of lefamulin.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. We also lease our office and laboratory facilities. These contracts generally provide for termination on notice and therefore we believe that our non-cancelable obligations under these agreements are not material.

During the three months ended March 31, 2018, there have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those specified in our 2017 Annual Report on Form 10-K.

We have no contingent liabilities in respect of legal claims arising in the ordinary course of business.

Capital Expenditures

Capital expenditures were $25,000 and $160,000 for the three months ended March 31, 2017 and 2018, respectively. We made no significant investments in intangible assets during the three months ended March 31, 2017 and 2018. Currently, there are no material capital projects planned in 2018.

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

Interest rate risk may arise from short-term or long-term debt. As of March 31, 2018, we had no debt that exposed us to interest rate risk. As of March 31, 2018, we had neither significant long-term interest-bearing assets nor significant long-term interest-bearing liabilities, other than a de minimis government loan we have received at a below-market rate of interest from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG). Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term investments will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

We have re-evaluated the need for the previously planned expansion of our commercial organization, medical education, and supply chain activities and we anticipate that our expenses for 2018 will decrease as compared to our expenses for 2017 as we wind down our Phase 3 clinical trial program for lefamulin for the treatment of CABP. We expect to continue to invest in critical pre-commercialization activities prior to receiving marketing approval and making lefamulin available to patients. We expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization, including the expansion of a targeted hospital based sales force and related infrastructure, as well as investing in our supply chain in an effort to enhance the potential commercial launch of lefamulin.

If we obtain marketing approval for lefamulin or any other product candidate that we develop, in-license or acquire, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing.  Our expenses will increase if we suffer any delays in our Phase 3 clinical program, including regulatory delays, or are required to conduct additional clinical trials to satisfy regulatory requirements. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $13.3 million for the three months ended March 31, 2018, $74.4 million for the year ended December 31, 2017, $54.9 million for the year ended December 31, 2016 and $47.0 million for the year ended December 31, 2015. As of March 31, 2018, we had an accumulated deficit of $292.5 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We have re-evaluated the need for the previously planned expansion of our commercial organization, medical education, and supply chain activities and we now anticipate that our expenses for 2018 will decrease as compared to our expenses for 2017 as we wind down our Phase 3 clinical trial program for lefamulin for the treatment of community-acquired bacterial pneumonia, or CABP. We expect to continue to invest in critical pre-commercialization activities prior to receiving marketing approval and making lefamulin available to patients.  We initiated the first of our Phase 3 clinical trials, which we refer to as LEAP 1, in September 2015 and initiated the second trial, which we refer to as LEAP 2, in April 2016. In September 2017, we announced positive top-line results for LEAP 1. In December 2017, we announced completion of enrollment for LEAP 2.  If the results of LEAP 2 are also favorable, including achievement of the primary efficacy endpoints of the trials, we expect to submit a new drug application, or NDA, for marketing approval of lefamulin for the treatment of CABP in adults in the United States in the fourth quarter of 2018. We also expect to submit a marketing authorization application, or MAA, for lefamulin for the treatment of CABP in adults in Europe a few months after our NDA filing. We also continue to characterize the clinical pharmacology of lefamulin. If we obtain marketing approval of lefamulin for CABP or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

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

•                  establishing and maintaining collaboration, distribution or other marketing arrangements with third parties to commercialize lefamulin in markets outside the United States;

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

We expect to continue to incur substantial costs in connection with our ongoing activities, particularly as we potentially seek marketing approval for lefamulin and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any delays in our Phase 3 clinical program for lefamulin for CABP, including regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for lefamulin or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating expenses and capital expenditures into the first quarter of 2020.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assume, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings.

We expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization, including the expansion of a targeted hospital based sales force and related infrastructure, as well as investing in our supply chain in an effort to enhance the potential commercial launch of lefamulin.

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

As a company that carries out extensive research and development activities, we benefit from the Austrian research and development support regime, under which we are eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprise research and development activities conducted in Austria, however, the research premium is also available for certain related third-party expenses with additional limitations. We received research premiums of $5.9 million for the year ended December 31, 2016 and $4.3 million for the year ended December 31, 2015. We have not received any research premium for our qualified 2017 expenditures as of March 31, 2018. As we increase our personnel and expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

We have invested a significant portion of our efforts and financial resources in the development of lefamulin. There remains a significant risk that we will fail to successfully develop lefamulin for CABP or any other indication. In September 2017, we announced positive top-line results for LEAP 1, the first of our two pivotal, international Phase 3 clinical trials of lefamulin for the treatment of CABP. Patient enrollment for our second Phase 3 clinical trial of lefamulin for the treatment of CABP was completed in December 2017. We currently expect availability of top-line data for LEAP 2 in the spring of 2018.  Our ability to meet our target timing will depend on data analysis for LEAP 2. A significant delay in data analysis would result in delays to our development timelines and additional development costs beyond what we have budgeted. If we ultimately obtain favorable results from LEAP 2, we expect to submit an NDA for marketing approval for lefamulin for the treatment of CABP in adults in the United States in the fourth quarter of 2018. We also expect to submit an MAA for lefamulin for the treatment of CABP in adults in Europe a few months after our NDA filing.

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

•                  launching commercial sales of lefamulin, if and when approved, in collaboration with third parties;

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

•                  the number of patients required for lefamulin for other indications or our other product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

•                  our investment in and the strength of marketing and distribution support;

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

We have only a very limited sales, marketing and distribution infrastructure, and as a company we have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either establish an adequate sales, marketing and distribution organization or outsource these functions to third parties. If lefamulin receives marketing approval, we plan to commercialize it in the United States with our own targeted hospital sales and marketing organization that we plan to expand, subject to our ability to raise additional capital. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin in markets outside the United States.

There are risks involved with establishing our own sales, marketing and distribution capabilities and entering into arrangements with third parties to perform these services. If we do not establish adequate sales, marketing and distribution capabilities prior to or in connection with the commercial launch of any of our products, such products may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and may fail commercially or be less successful than we expect. If the commercial launch of a product candidate for which we establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Risks Related to Our Dependence on Third Parties

Use of third parties to manufacture our product candidates may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable quality or cost, which could delay, prevent or impair our development or commercialization efforts.

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

We have entered into agreements, and expect to enter into additional agreements, with third-party manufacturers for the long-term commercial supply of lefamulin. We obtained the pleuromutilin starting material for the clinical trial supply of lefamulin from a single third-party manufacturer, Sandoz GmbH, or Sandoz, a division of Novartis AG, or Novartis. Novartis stopped manufacturing pleuromutilin for us in June 2015 and will not be a commercial supplier of pleuromutilin for us. We have identified an alternative supplier that we believe will be able to provide pleuromutilin starting material for the commercial supply of lefamulin. However, our current operating plans do not include engaging an alternative supplier unless we obtain additional funding. Another third-party manufacturer synthesizes lefamulin from the pleuromutilin starting material and provides our supply of the active pharmaceutical ingredient. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of lefamulin. We may be unable to conclude agreements for commercial supply with additional third-party manufacturers, or may be unable to do so on acceptable terms.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

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

If the third parties that we engage to supply any materials or manufacture product for our non-clinical testing and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. For example, there are only a limited number of known manufacturers that produce the pleuromutilin starting material used in the synthesis of lefamulin. In early 2015, Novartis completed the sale of its animal health division, including its veterinary products, to a third party. As a result, we have identified an alternative supplier that currently manufactures pleuromutilin starting material for veterinary products, that we believe will be able to provide pleuromutilin starting material for the commercial scale manufacture of lefamulin. However, our current operating plans do not include engaging an alternative supplier unless we obtain additional funding. In addition, if we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

We have entered into and may enter into additional collaborations with third parties for the development or commercialization of lefamulin and our other product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

If lefamulin receives marketing approval, we plan to commercialize it in the United States with our own targeted hospital sales and marketing organization. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin. For example, we have entered into a license agreement with Sinovant pursuant to which we granted Sinovant certain rights to manufacture and commercialize lefamulin in the People’s Republic of China, Hong Kong, Macau and Taiwan. We also may seek third-party collaborators for development and commercialization of other product candidates or for lefamulin for indications other than CABP.

Our likely future collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under our license agreement with Sinovant we have, and under any such arrangements we enter into with any third parties in the future we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our current collaborations involving our product candidates pose, and any future collaborations likely will pose, numerous risks to us, including the following:

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

•      collaborators may be unable to enforce our intellectual property rights in territories where we have licensed, or may license, them such rights, which may expose us to material adverse tax and other consequences;

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

For example, under our license agreement with Sinovant, if any court, tribunal or governmental agency in the People’s Republic of China, Hong Kong, Macau or Taiwan determines that the exclusive license granted to Sinovant pursuant to the license agreement is not sufficiently exclusive such that Sinovant does not have sufficient rights to enforce the licensed patent rights in such territories, we and our subsidiary, Nabriva Therapeutics GmbH, have agreed to take such commercially reasonable steps as Sinovant reasonably requests to grant Sinovant such rights.  If a court in such jurisdictions were to determine that our license to Sinovant was not sufficiently exclusive and that Sinovant did not have the rights to enforce the licensed patent rights in the licensed territories, Sinovant may require us to take such actions that it deems reasonable but that we do not and which may have a material adverse effect on our business, including requiring us to make changes to our organizational structure that may result in adverse tax and other consequences, or to conduct other activities that may cause us to incur significant expenses;

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish additional collaborations, we may have to alter our development and commercialization plans.

The potential commercialization of lefamulin and the development and potential commercialization of other product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to further collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to seek to commercialize lefamulin through a variety of types of additional collaboration arrangements outside the United States.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for additional collaborations outside greater China will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into additional collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

•                  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts (and 70% starting January 1, 2019) off negotiated prices;

•                  extension of manufacturers’ Medicaid rebate liability;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislative amendments to the statutes, will stay in effect through 2027 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.  Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.  In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017.  Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017.  In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill.  None of these measures was passed by the United States Senate.

With enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

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

Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel, including in the United States and Ireland where we plan to expand our physical presence, will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we cannot recruit and retain qualified personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

We expect to expand our development, regulatory and, subject to obtaining marketing approval of lefamulin, sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs technical operations, supply chain, medical affairs and, subject to obtaining marketing approval of lefamulin, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our executive officers and directors, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding ordinary shares as of March 31, 2018 in the aggregate, beneficially owned approximately 52.8% of our share capital. As a result, if these shareholders were to choose to act together, they would be able to control most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 40,233,867 ordinary shares outstanding as of March 31, 2018. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of March 31, 2018, an aggregate of 1,337,202 options to purchase our ordinary shares had vested and become exercisable.

In addition, in March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell our ordinary shares having an aggregate offering price of up to $50 million through Cantor. As of March 31, 2018, we issued and sold an aggregate of 3,517,511 ordinary shares under the ATM agreement. From March 31, 2018 to the date of this filing, we issued and sold an aggregate of 3,590,568 ordinary shares under the ATM agreement.

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

We have broad discretion in the application of our available funds and could spend the funds in ways that do not improve our results of operations or enhance the value of our ordinary shares. Our failure to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our ordinary shares to decline and delay the development of our product candidates. Pending their use, we may invest funds in a manner that does not produce income or that loses value.

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we incur, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and if such insurance becomes prohibitively expensive, this could make it more difficult for us to attract and retain qualified members of our board.

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

Our ability to pay dividends or other distributions and to pay our obligations in the future will depend on the level of funding, dividends and other distributions, if any, received from our subsidiaries and any new subsidiaries we establish in the future. The ability of our subsidiaries to make loans or distributions (directly or indirectly) to us may be restricted as a result of several factors, including restrictions in financing agreements and the requirements of applicable law and regulatory and fiscal or other restrictions. In particular, our subsidiaries and any new subsidiaries may be subject to laws that restrict dividend payments, authorize regulatory bodies to block or reduce the flow of funds from those subsidiaries to us, or limit or prohibit transactions with affiliates. Restrictions and regulatory action of this kind could impede access to funds that we may need to make dividend payments or to fund our own obligations.

Furthermore, we may guarantee some of the payment obligations of certain of our subsidiaries from time to time. These guarantees may require us to provide substantial funds or assets to our subsidiaries or their creditors or counterparties at a time when we are in need of liquidity to fund our own obligations.

The ownership percentage of our shareholders may be diluted in the future which could dilute the voting power or reduce the value our outstanding ordinary shares.

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

The operation of the Irish Takeover Rules may affect the ability of certain parties to acquire our ordinary shares.

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of a company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12-month period. The Irish Takeover Rules could therefore discourage an investor from acquiring 30% or more of our outstanding ordinary shares, unless such investor was prepared to make a bid to acquire all outstanding ordinary shares.

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

Based on our estimated gross income and average value of our gross assets and the nature of our business, we do not believe that we were a ‘‘passive foreign investment company,’’ or PFIC, for U.S. federal income tax purposes for our tax years ended December 31, 2015, 2016 or 2017. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes (1) in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income and (2) as to a given holder who was a holder in such year and regardless of such corporation’s income or asset composition, in any subsequent taxable year, unless certain elections are made by that holder that can discontinue that classification as to that holder, at the risk of imposing substantial tax costs to that holder. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any future taxable year. The market value of our assets may be determined in large part by reference to the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were to be treated as a PFIC for the tax year ending December 31, 2018, or any other future taxable year during which a U.S. holder held our ordinary shares, however, certain adverse U.S. federal income tax consequences could apply to the U.S. holder. We currently intend to make available the information necessary to permit a U.S. holder to make a valid QEF election, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. holder of ordinary shares. However, we may choose not to provide such information at a future date.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended March 31, 2018 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

As of March 31, 2018, we have used all of the approximately $92.4 million of net proceeds from the offering in our operating activities in a manner consistent with the planned use of proceeds described in the prospectus for our initial public offering. We have not used any of the net proceeds from the offering to make payments, directly or indirectly, to any director or officer of ours or any of their associates, to any person owning 10% or more of any class of our equity securities, or to any affiliate of ours.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Controlled Equity Offering Sales Agreement dated March 16, 2018, by and between the registrant and cantor Fitzgerald & Co.	8-K	001-37558	3/16/2018	1.1

10.2*	License Agreement, dated March 26, 2018, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and March 31, 2018, (ii) Consolidated Statements of Operations for the three months ended March 31, 2017 and 2018, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2018 and (v) Notes to Unaudited Consolidated Financial Statements.

X

*                 Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: May 8, 2018
	By:	/s/ Colin Broom
Colin Broom
Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2018	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer (Principal Financial and Accounting Officer)