Form 10-Q
period 2018-09-30
Nabriva Therapeutics plc
filed 2018-11-06
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, the registrant had 66,982,094 ordinary shares outstanding.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	As of December 31, 2017	As of September 30, 2018

Assets
Current assets:
Cash and cash equivalents	$86,769	$100,331
Short-term investments	110	326
Other receivables	5,402	7,362
Contract asset	—	1,500
Prepaid expenses	1,558	1,163
Total current assets	93,839	110,682
Property, plant and equipment, net	1,327	1,226
Intangible assets, net	172	109
Long-term receivables	425	428
Total assets	$95,763	$112,445

Liabilities and equity
Current liabilities:
Accounts payable	$5,136	$4,765
Accrued expense and other current liabilities	8,124	10,300
Total current liabilities	13,260	15,065
Non-current liabilities
Long-term debt	232	710
Other non-current liabilities	203	244
Total non-current liabilities	435	954
Total liabilities	13,695	16,019
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at September 30, 2018; 36,707,685 and 66,484,159 issued and outstanding at December 31, 2017 and September 30, 2018, respectively	367	665
Preferred shares, par value $0.01, 100,000,000 shares authorized at September 30, 2018; None issued and outstanding	—	—
Additional paid in capital	360,872	458,887
Accumulated other comprehensive income	27	27
Accumulated deficit	(279,198)	(363,153)
Total stockholders’ equity	82,068	96,426
Total liabilities and stockholders’ equity	$95,763	$112,445

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations and Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2017	2018	2017	2018
Revenues:
Collaboration revenue	$—	$—	$—	$6,500
Research premium and grant revenue	1,468	461	4,197	2,359
Total revenue	1,468	461	4,197	8,859
Operating expenses:
Research and development	(12,668)	(40,804)	(36,371)	(60,800)
General and administrative	(9,525)	(12,582)	(19,313)	(31,555)
Total operating expenses	(22,193)	(53,386)	(55,684)	(92,355)
Loss from operations	(20,725)	(52,925)	(51,487)	(83,496)
Other income (expense):
Other income (expense), net	301	(54)	391	(172)
Interest income	69	11	302	39
Interest expense	(42)	(8)	(46)	(19)
Loss before income taxes	(20,397)	(52,976)	(50,840)	(83,648)
Income tax benefit (expense)	(1,872)	151	(1,254)	(307)
Net loss	(22,269)	(52,825)	(52,094)	(83,955)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on available-for-sale financial assets	69	—	43	—
Other comprehensive income (loss), net of tax	69	—	43	—
Comprehensive loss	$(22,200)	$(52,825)	$(52,051)	$(83,955)

Loss per share
Basic and Diluted ($ per share)	$(0.79)	$(0.90)	$(1.89)	$(1.85)

Weighted average number of shares:
Basic and Diluted	28,147,226	58,442,987	27,517,267	45,369,040

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2018
Cash flows from operating activities
Net loss	$(52,094)	$(83,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expense, net	(1,356)	167
Non-cash interest income	—	(57)
Depreciation and amortization expense	295	391
Stock-based compensation	4,538	3,434
In-process research and development	—	31,930
Deferred income taxes	1,410	—
Other, net	147	12
Changes in operating assets and liabilities:
Changes in long-term receivables	—	(3)
Changes in other receivables and prepaid expenses	1,554	(2,361)
Changes in accounts payable	2,632	(1,473)
Changes in accrued expenses and other liabilities	(2,404)	1,137
Changes in other non-current liabilities	27	41
Changes in income tax liabilities	(15)	245
Net cash used in operating activities	(45,266)	(50,492)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(1,141)	(209)
Purchases of term deposits	—	(216)
Proceeds from sales of property, plant and equipment	2	—
Proceeds from sales of available-for-sale securities	50,500	—
Transaction costs related to Zavante acquisition, net of cash acquired	—	(3,950)
Net cash provided by (used in) investing activities	49,361	(4,375)
Cash flows from financing activities
Proceeds from September 2017 public offering	80,000	—
Proceeds from July 2018 public offering	—	50,000
Proceeds from at-the-market facility	—	22,784
Proceeds from long-term debt	228	535
Proceeds from exercise of stock options	83	—
Equity transaction costs	(6,382)	(4,723)
Net cash provided by financing activities	73,929	68,596

Effects of foreign currency translation on cash and cash equivalents	1,356	(167)
Net increase in cash and cash equivalents	79,380	13,562
Cash and cash equivalents at beginning of period	32,778	86,769
Cash and cash equivalents at end of period	$112,158	$100,331

Supplemental disclosure of cash flow information:
Transaction costs related to Zavante acquisition included in accounts payable and accrued expensed	$—	$243

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

On July 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Zavante Therapeutics Inc, (“Zavante”) a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection). CONTEPO is a potentially first-in-class epoxide intravenous antibiotic in the United States with a broad spectrum of bactericidal Gram-negative and Gram-positive activity, including activity against many contemporary multi-drug resistant strains that threaten hospitalized patients.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations. To date, it has financed its operations through the sale of equity securities, convertible debt financings and research and development support from governmental grants and loans. As of September 30, 2018, the Company had cash, cash equivalents and short-term investments of $100.7 million.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued.

As of the date of this filing , management assessed the Company’s ability to continue as a going concern and determined that it expects that its existing cash, cash equivalents and short-term investments, as well as anticipated near-term milestone payments under its license agreement with Sinovant Sciences, Ltd. and anticipated research premiums from the Austrian government for its qualified 2017 research and development expenditures, will be sufficient to enable the Company to fund its operating expenses and capital expenditure requirements into the first quarter of 2020, subject to a successful commercial launch in the United States of lefamulin for CABP and CONTEPO for cUTI in 2019. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects.

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

In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which, from time to time, the Company may offer and sell its ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. As of September 30, 2018, the Company has issued and sold an aggregate of 4,243,096 ordinary shares under the ATM Agreement, for gross proceeds of $22.8 million, and net proceeds of $22.2 million, after deducting commissions. From September 30, 2018 to the date of this filing, the Company issued and sold an aggregate of 497,935 ordinary shares under the ATM Agreement, for gross proceeds of $1.4 million, and net proceeds of $1.3 million, after deducting commissions.

On July 31, 2018, the Company completed an underwritten public offering of 18,181,818 ordinary shares at a public offering price of $2.75 per share, resulting in gross proceeds of $50.0 million and net proceeds to the Company of $46.1 million, after deducting underwriting discounts and commissions and offering expenses (the “Public Offering”).

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

The accompanying consolidated financial information as of September 30, 2018 and for the three months and nine months ended September 30, 2017 and 2018 are unaudited. The December 31, 2017 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2018 and for the three and nine months ended September 30, 2017 and 2018. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2017 and 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 16, 2018.

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

Adopted as of the current period:

•      In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies  while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or US GAAP. The main purpose of the new standard is for companies to

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced revenue disclosures, guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The effective date of ASU 2014-09 for the Company is the first quarter of fiscal year 2018.  The adoption of ASU 2014-09 did not have an impact on the Company.

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

To be adopted in future periods:

•      In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends, among other things, the existing guidance by requiring lessees to recognize lease assets (right-of-use) and liabilities (for reasonably certain lease payments) arising from operating leases on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations. For leases with a term of twelve months or less, ASU 2016-02 permits an entity to make an accounting policy election to not recognize a right-of-use asset nor lease liability, but rather to recognize such leases as lease expense, generally on a straight-line basis over the lease term.  Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach, at the beginning of the earliest comparative period presented in the financial statements.  However, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method to apply the initial application of the new accounting standard at the adoption date and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the period of adoption. On January 1, 2019, the Company will adopt ASU 2016-02 and intends to elect certain practical expedients, including the optional transition method that allows for the application of the new standard at its adoption date. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods.

The Company is in process of evaluating the impact of ASU 2016-02 will have on its consolidated financial statements and expects to recognize lease-related assets and liabilities on its consolidated balance sheets; however, the Company does not expect to have a material impact on its consolidated statements of operations or cash flows. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements. While the Company continues to evaluate the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures, the actual impact of the standard will be dependent upon the Company’s lease portfolio at adoption.

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Short-term investments:
Available-for-sale securities	$—	$50	$—	$50
Term deposits	60	—	—	60
Total Assets	$60	$50	$—	$110

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Short-term investments:
Available-for-sale securities	$—	$151	$—	$151
Term deposits	175	—	—	175
Total Assets	$175	$151	$—	$326

As of September 30, 2018 and December 31, 2017, the Company held short-term investments classified as both Level 1 and Level 2, and the Company did not hold any Level 3 financial instruments measured at fair value. There were no transfers between Level 1 and 2 in the nine months ended September 30, 2018 or the year ended December 31, 2017. There were no changes in valuation techniques during the nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

4.             Accrued Expenses and Other Liabilities

(in thousands)	As of December 31, 2017	As of September 30, 2018
Research and development related costs	$2,308	$3,395
Payroll and related costs	4,426	4,882
Accounting, tax and audit services	231	232
Other	1,159	1,791
Total other current liabilities	$8,124	$10,300

5.             Revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2018	2017	2018
Collaboration revenues	$—	$—	$—	$6,500
Research premium	1,277	427	3,653	1,907
Government grants	163	34	464	452
Grants from WWFF	28	—	80	—
Total	$1,468	$461	$4,197	$8,859

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

The collaboration revenues for the nine months ended September 30, 2018 reflect the income recorded from the Sinovant License Agreement (see Note 10) and includes the $5.0 million non-refundable upfront payment received in the first quarter of 2018 as consideration for entering into the Sinovant License Agreement as well as $1.5 million of variable consideration related a future milestone payment that the Company believes is probable to be met and received.

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

The following table summarizes information regarding our stock option awards under the SOP 2015 for the nine months ended September 30, 2018:

Stock Option Plan 2015	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2018	3,044,899	8.35
Granted	—	—
Exercised	—	—
Forfeited	(171,300)	8.38
Outstanding as of September 30, 2018	2,873,599	8.34	$—
Vested and exercisable as of September 30, 2018	1,693,267	8.07	$—

Stock-based compensation expense under the SOP 2015 was $0.9 million and $2.2 million for the three and nine months ended September 30, 2018, respectively, and $1.6 million and $4.5 million for the three and nine months ended September 30, 2017, respectively.

The weighted average remaining contractual life of the options as of September 30, 2018 is 7.7 years.

As of September 30, 2018, there was $6.4 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 1.1 years.

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

At September 30, 2018, 5,033,692 ordinary shares were available for issuance under the 2017 Plan.

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

The following table summarizes information regarding our stock option awards under the 2017 Plan for the nine months ended September 30, 2018:

2017 Plan	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2018	294,100	6.92
Granted	2,005,525	5.57
Exercised	—	—
Forfeited	(86,500)	6.78
Outstanding as of September 30, 2018	2,213,125	5.72	$17
Vested and exercisable as of September 30, 2018	78,100	7.16	—

Stock-based compensation expense under the 2017 Plan was $0.5 million and $1.2 million for the three and nine months ended September 30, 2018, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2018 was $3.25 per share. The options granted in the nine months ended September 30, 2018 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	59.8% - 61.0%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.6% - 3.0%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

The weighted average remaining contractual life of the options as of September 30, 2018 is 9.5 years.

As of September 30, 2018, there was $6.0 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 1.6 years.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Restricted Stock Units

During the nine months ended September 30, 2018, the Company granted 371,550 RSUs with a grant date fair value of $6.13 per share. As of September 30, 2018, there were 358,100 RSUs outstanding. Vesting of the RSUs is subject to U.S. Food and Drug Administration (“FDA”), approval of a new drug application (“NDA”), for lefamulin.  Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. If the FDA does not approve an NDA for lefamulin within two years of the grant date, the RSU award will terminate in full. No compensation expense was recognized for the RSUs as vesting is not probable at September 30, 2018.

Inducement Awards

On July 25, 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based restricted share units to the Company’s newly appointed Chief Executive Officer (the “CEO”). These equity awards were granted outside of the 2017 Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based restricted share units are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the performance-based restricted share units will terminate in full.

Stock-based compensation expense was $0.1 million for the three and nine months ended September 30, 2018, respectively. The performance-based restricted share units had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

The weighted average remaining contractual life of the options as of September 30, 2018 is 9.8 years.

As of September 30, 2018, there was $1.7 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 2.0 years.

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan (the “2018 ESPP”). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the “ESPP Share Pool”), subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 0.8% of the total number of shares of ordinary shares outstanding as of September 30, 2018. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the then current market price of the Company’s ordinary shares during certain offering periods, which will be six -month periods commencing November 1 and ending April 30 and commencing May1 and ending October 31 of each year.  The first offering under the 2018 ESPP commenced on November 1, 2018.

7.             Income Tax (Expense) Benefit

For the three months ended September 30, 2018 the Company recorded a tax benefit of $0.2 million and for the three months ended September 30, 2017, the Company recorded a tax expense of $1.9 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded a tax expense of $0.3 million $1.3 million, respectively.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets.  On the basis of this evaluation, as of September 30, 2018 and December 31, 2017, the Company has recorded a valuation allowance of $96.3 million and $80.1 million, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

On July 24, 2018, the Company completed the acquisition of Zavante which included net operating loss and research and development tax credit attributes. The tax attributes are subject to an annual limitation as a result of the acquisition which constitutes a change of ownership as defined under Internal Revenue Code Section 382.

8.             Earnings (Loss) per Share

Basic and diluted loss per share

For the three and nine months ended September 30, 2017 and 2018, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.  Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential common stock equivalents are antidilutive and thus not included in the calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2018	2017	2018
Net loss for the period	$(22,269)	$(52,825)	$(52,094)	$(83,955)
Weighted average number of shares outstanding	28,147,226	58,442,987	27,517,267	45,369,040
Basic and diluted loss per share	$(0.79)	$(0.90)	$(1.89)	$(1.85)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Stock option awards	3,294,240	5,936,724	3,294,240	5,936,724
Restricted stock units	—	508,100	—	508,100

9.  Acquisition of Zavante

On July 24, 2018, the Company acquired Zavante.  The Acquisition was completed on July 24, 2018 (the “Closing”).  In connection with the Closing, the Company issued 7,336,906 Company ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that are issuable upon release of the Holdback Shares (as defined below) constitute approximately 19.9% of the Company ordinary shares outstanding as of immediately prior to the Closing (the “Upfront Shares”).

Pursuant to the Merger Agreement, former Zavante stockholders and other equity holders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from the Company up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a NDA from the FDA for fosfomycin for injection for any indication (the “Approval Milestone Payment”) and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones (the “Net Sales Milestone Payments”).

At the Company’s Extraordinary General Meeting of Shareholders held in October 2018, the shareholders approved the issuance of the Company’s ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in Company ordinary shares.  The

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

Company also now has the right to settle the Net Sales Milestone Payments in Company ordinary shares, except as otherwise provided in the Merger Agreement.

Subject to the terms of the Merger Agreement, 10% of the Upfront Shares (the “Holdback Shares”) will serve as a source for the satisfaction of indemnification and other obligations of the former Zavante stockholders and, subject to reduction in respect of these obligations, will be issued to the former Zavante stockholders following the first anniversary of the Closing.

Former Zavante stockholders who do not comply with specified procedural requirements set forth in the Merger Agreement, and former holders of Zavante options and warrants, will receive cash in lieu of any Company ordinary shares that otherwise would be issuable to them pursuant to the Merger Agreement. As of September 30, 2018 the Company did not distribute any cash in lieu of ordinary shares to former Zavante stockholders. Also, the Company anticipates that cash distributions, if any, will not be material.

The Company accounted for the Acquisition as an asset acquisition as the arrangement did not meet the definition of a business pursuant to the guidance prescribed in ASC Topic 805, Business Combinations. The Company concluded the Acquisition did not meet the definition of a business because the transaction resulted in the acquisition of the exclusive rights to IV fosfomycin in the U.S. which is a single identifiable asset and represents substantially all the fair value of the assets acquired.

The Company expensed the acquired intellectual property as of the acquisition date as in- process research and development with no alternative future uses. The Company recorded an in-process research and development expense of $31.9 million which represents $26.9 million for the fair value of the Upfront Shares, $4.8 million of transaction costs and $0.2 million of net liabilities assumed.

In addition, the Company assumed certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by the Company upon closing of the Acquisition.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Acquisition of Zavante” for further information regarding the agreements that were assumed by the Company.

10.          Sinovant License Agreement

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

Under the License Agreement, Sinovant and the Company’s subsidiaries have established a joint development committee (the “JDC’), to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone is a $1.5 million payment for the submission of a clinical trial application (“CTA”), by Sinovant to the Chinese Food and Drug Administration, which is planned for the fourth quarter of 2018. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, the Company will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

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

The Company has identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non-refundable upfront payment was allocated to the delivery of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment related to the submission of the CTA is within the control of the parties and is scheduled for submission in the fourth quarter of this year, the Company recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as the Company believes it is probable to be met and received. The future regulatory and commercial milestone payments will be accounted for on an “as incurred basis” and recorded during the period the milestones are achieved.

11.          Commitments and Contingencies

During the nine months ended September 30, 2018, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 other than the supply agreements assumed as a result of the Zavante Acquisition. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Acquisition of Zavante” for further information regarding the agreements that were assumed by the Company.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

12.          Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to September 30, 2018 through the date the unaudited consolidated financial statements were issued, and have not identified any such events material to an understanding of the unaudited consolidated financial statements.

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

We submitted a new drug application (“NDA”) for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the U.S. Food and Drug Administration, or the FDA’s, 505(b)(2) pathway, in October 2018. We expect to submit an NDA for marketing approval of lefamulin for the treatment of CABP in adults in the United States in the fourth quarter of 2018. We also expect to submit a marketing authorization application, or MAA, for lefamulin for the treatment of CABP in adults in Europe a few months after our NDA filing. Both lefamulin and CONTEPO have been granted qualified infectious disease product designation by the FDA. The FDA has granted fast track designation to CONTEPO under the Generating Antibiotics Incentives Now Act, or the GAIN Act, and we plan to apply for fast track designation for lefamulin, which would allow for potential approval of both lefamulin and CONTEPO in 2019. We currently have a team of regional business directors and medical science liaisons in the field performing educational and market development activities. We plan to use a targeted hospital-based sales force to promote both lefamulin and CONTEPO, if approved.

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

Since inception, we have incurred significant operating losses. As of September 30, 2018, we had an accumulated deficit of $363.2 million. To date, we have financed our operations primarily through our 2018 equity offering, our “at-the-market” offering facility, our 2017 equity offering, our 2016 rights offering, our 2015 initial public offering, private placements of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

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

Acquisition of Zavante

On July 24, 2018, we acquired Zavante, a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection) to improve the outcomes of hospitalized patients.

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

Upon the Closing, we issued 7,336,906 of our ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that are issuable upon release of the Holdback Shares (as defined below) constitute approximately 19.9% of our ordinary shares outstanding as of immediately prior to the Closing, or the Upfront Shares.

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

At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares.  We also now have the right to settle the Net Sales Milestone Payments in our ordinary shares, except as otherwise provided in the Merger Agreement.

Subject to the terms of the Merger Agreement, 10% of the Upfront Shares, or the Holdback Shares, will serve as a source for the satisfaction of indemnification and other obligations of the former Zavante stockholders and, subject to reduction in respect of these obligations, will be issued to the former Zavante stockholders following the first anniversary of the Closing.

In addition, we assumed certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition.  Prior to the Acquisition Zavante was obligated to make milestone payments to the former stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products.  In addition, Zavante is obligated to make annual royalty payments of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis.   Zavante will also pay a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the 21st Century Cures Act, or the Cures Act) related to a Zavante Product.

Zavante had entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to Zavante, on an exclusive basis, a blend of fosfomycin disodium and succinic acid, or API Mixture, for CONTEPO in support of filing an NDA and, if CONTEPO is approved, will supply the commercial API Mixture for CONTEPO in the United State. In addition, Zavante had entered into a manufacturing and supply agreement with Fisiopharma, S.r.l. pursuant to which Zavante has an obligation to purchase a minimum percentage of its commercial requirements of CONTEPO in the United States.  Zavante had also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply Zavante with certain technical documentation and data as required for submission of an NDA or an abbreviated new drug application for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States, and which provides for payments by Zavante to Laboratorios ERN, S.A. of a one-time cash payment upon the first commercial sale of CONTEPO and subsequent quarterly payments thereafter based on the number of vials of CONTEPO sold in the United States during each quarter.

In connection with the closing of the Acquisition, we have assumed other agreements entered into by Zavante, including, among others, an R&D office lease, a collaboration agreement governing the supply and manufacturing agreements described above and a commercial packaging agreement.

We accounted for the Acquisition as an asset acquisition as the arrangement did not meet the definition of a business pursuant to the guidance prescribed in ASC Topic 805, Business Combinations. We concluded the Acquisition did not meet the definition of a business because the transaction principally resulted in the acquisition of the exclusive rights to IV fosfomycin in the U.S. which is a single identifiable asset and represents substantially all the fair value of the assets acquired.

We expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses.  We recorded an in-process research and development expense of $31.9 million which represents $26.9 million for the fair value of the Upfront Shares, $4.8 million of transaction costs and $0.2 million of net liabilities assumed.

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

Under the Sinovant License Agreement, Sinovant and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone is a $1.5 million payment for the submission of a clinical trial application by Sinovant to the Chinese Food and Drug Administration, which is expected in the fourth quarter of 2018. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, we will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

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

We have identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non-refundable upfront payment was allocated entirely to the delivery of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment related to the submission of the CTA is in the control of the parties and is scheduled for submission in the fourth quarter of this year, we recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as we believe it is probable to be met and received. The future regulatory and commercial milestone payments will be accounted for on an “as incurred basis” and recorded during the period the milestone is achieved.

Financial Operations Overview

Revenue

Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for either product candidate before 2019, if at all. If our development efforts result in clinical success and regulatory approval, we may also enter into collaboration agreements with third parties and we may generate revenue from those agreements.

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

Research and Development Expenses

Research and development expenses represented 65.3% and 65.8% of our total operating expenses for the nine months ended September 30, 2017 and 2018, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Nine Months Ended September 30,
(in thousands)	2017	2018
Direct Costs
Lefamulin	$25,077	$13,986
CONTEPO	—	491
Other programs and initiatives	79	53
Indirect Costs	11,215	14,340
In-process research and development	—	31,930
Total	$36,371	$60,800

We expect to continue to incur research and development expenses in connection with our activities related to our planned NDA and MAA filings for marketing approval of lefamulin for the treatment of CABP, our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, the pursuit of the clinical development of lefamulin and

CONTEPO for additional indications and engagement in earlier stage research and development activities. It is difficult to estimate the duration and completion costs of our research and development programs.

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

General and Administrative Expenses

General and administrative expenses represented 34.7% and 34.2% of our total operating expenses for the nine months ended September 30, 2017 and 2018, respectively.

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

We expect to incur significant marketing, commercial and manufacturing supply chain costs if we obtain marketing approval of lefamulin for the treatment of CABP or of CONTEPO for the treatment of cUTI.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2017.  During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2018

	Three Months Ended September 30,
(in thousands)	2017	2018	Change
Consolidated Operations Data:
Revenues	$1,468	$461	$(1,007)
Costs and Expenses:
Research and development	(12,668)	(40,804)	(28,136)
General and administrative	(9,525)	(12,582)	(3,057)
Total operating expenses	(22,193)	(53,386)	(31,193)
Loss from operations	(20,725)	(52,925)	(32,200)
Other income (expense):
Other income (expense), net	301	(54)	(355)
Interest income (expense), net	27	3	(24)
Loss before income taxes	(20,397)	(52,976)	(32,579)
Income tax benefit (expense)	(1,872)	151	2,023
Net loss	$(22,269)	$(52,825)	$(30,556)

Revenues

Revenues decreased by $1.0 million from $1.5 million for the three months ended September 30, 2017 to $0.5 million for the three months ended September 30, 2018, primarily due a decrease of grant revenue from research premiums provided to us by the Austrian government by $0.8 million as a result of a decrease in our research and development expenses for which we can receive grant revenue.

Research and Development Expenses

Research and development expenses increased by $28.1 million from $12.7 million for the three months ended September 30, 2017 to $40.8 million for the three months ended September 30, 2018. The increase was primarily due to a $31.9 million increase for in-process research and development expenses associated with the acquisition of Zavante assets, a $3.3 million increase in research consulting fees, partly offset by a $5.4 million decrease in research materials and purchased services related to the development of lefamulin, a $1.4 million decrease in stock-based compensation expense, a $0.2 million decrease in staff costs and a $0.2 million decrease in travel and infrastructure costs.

General and Administrative Expenses

General and administrative expense increased by $3.1 million from $9.5 million for the three months ended September 30, 2017 to $12.6 million for the three months ended September 30, 2018. The increase was primarily due to a $0.2 million increase of advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees, a $3.4 million increase in staff costs due to the addition of employees and a $1.2 million increase in stock-based compensation expense, partly offset by a $0.2 million decrease in infrastructure costs and a $0.3 million decrease in travel and other corporate costs, and a $1.2 million decrease in legal fees.

Other Income (Expense), net

Other income (expense), decreased by $0.4 million from $0.3 million income for the three months ended September 30, 2017, to $0.1 million expense for the three months ended September 30, 2018. The decrease was primarily due to foreign currency.

Income Tax Benefit (Expense)

Our income tax expense was $1.9 million for the three months ended September 30, 2017 compared to an income tax benefit of $0.2 million income tax benefit for the three months ended September 30, 2018.  The change was primarily due to the recognition of a valuation allowance on deferred tax assets in 2017.

Comparison of Nine Months Ended September 30, 2017 and 2018

	Nine Months Ended September 30,
(in thousands)	2017	2018	Change
Consolidated Operations Data:
Revenues	$4,197	$8,859	$4,662
Costs and Expenses:
Research and development	(36,371)	(60,800)	(24,429)
General and administrative	(19,313)	(31,555)	(12,242)
Total operating expenses	(55,684)	(92,355)	(36,671)
Loss from operations	(51,487)	(83,496)	(32,009)
Other income (expense):
Other income (expense), net	391	(172)	(563)
Interest income (expense), net	256	20	(236)
Loss before income taxes	(50,840)	(83,648)	(32,808)
Income tax expense	(1,254)	(307)	947
Net loss	$(52,094)	$(83,955)	$(31,861)

Revenues

Revenues increased by $4.7 million from $4.2 million for the nine months ended September 30, 2017 to $8.9 million for the nine months ended September 30, 2018, primarily due to the $5.0 million upfront payment received from our Sinovant License Agreement as well as $1.5 million of variable consideration related to a future milestone payment that we believe is probable to be met and received. Grant revenue from research premiums provided to us by the Austrian government decreased by $1.8 million as a result of a decrease in our research and development expenses for which we can receive grant revenue.

Research and Development Expenses

Research and development expenses increased by $24.4 million from $36.4 million for the nine months ended September 30, 2017 to $60.8 million for the nine months ended September 30, 2018. The increase was primarily due to a $31.9 million increase for in-process research and development expenses associated with the acquisition of Zavante assets, a $4.1 million increase in research consulting fees, a $0.5 million increase in staff costs due to the addition of employees, a $0.2 million increase in travel and infrastructure costs, partly offset by a $10.7 million decrease in research materials and purchased services related to the development of lefamulin and a $1.7 million decrease in stock-based compensation expense.

General and Administrative Expenses

General and administrative expense increased by $12.3 million from $19.3 million for the nine months ended September 30, 2017 to $31.6 million for the nine months ended September 30, 2018. The increase was primarily due to a $4.7 million increase of advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees, a $8.1 million increase in staff costs due to the addition of employees, a $0.6 million increase in stock-based compensation expense, a $0.3 million increase in infrastructure costs and a $0.4 million increase in travel and other corporate costs, partly offset by a $1.8 million decrease in legal fees.

Other Income (Expense), net

Other income (expense), net decreased by $0.6 million from $0.4 million income for the nine months ended September 30, 2017, to $0.2 million expense for the nine months ended September 30, 2018 due to foreign currency.

Income Tax Expense

Our income tax expense was $1.3 million for the nine months ended September 30, 2017 compared to $0.3 million for the nine months ended September 30, 2018.  The change to income tax expense was primarily due to the recognition of a valuation allowance on deferred tax assets in 2017.

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

As of September 30, 2018, we had cash and cash equivalents and short-term investments of $100.7 million.

In March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell our ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. As of September 30, 2018, we issued and sold an aggregate of 4,243,096 ordinary shares under the ATM Agreement, for gross proceeds of $22.8 million, and net proceeds of $22.2 million, after deducting commissions. From September 30, 2018 to the date of this filing, we have issued and sold an aggregate of 497,935 ordinary shares under the ATM Agreement, for gross proceeds of $1.4 million, and net proceeds of $1.3 million, after deducting commissions.

On July 31, 2018, we completed an underwritten public offering of 18,181,818 ordinary shares at a public offering price of $2.75 per share, resulting in gross proceeds of $50.0 million and net proceeds to us of $46.1 million, after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

Comparison of Nine Months Ended September 30, 2017 and 2018

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2018:

	Nine Months Ended September 30,
(in thousands)	2017	2018
Net cash (used in) provided by:
Operating activities	$(45,266)	$(50.492)
Investing activities	49,361	(4,375)
Financing activities	73,929	68,596
Effects of foreign currency translation on cash	1,356	(167)
Net increase in cash	$79,380	$13,562

Operating Activities

Cash flow used in operating activities increased by $5.2 million from $45.3 million for the nine months ended September 30, 2017 to $50.5 million for the nine months ended September 30, 2018 primarily due to a $1.0 million increase in net loss, after adjustments for non-cash amounts included in net loss and higher working capital of $4.2 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow from investing activities decreased by $53.7 million from $49.4 million cash provided for the nine months ended September 30, 2017 to a use of $4.4 million for the nine months ended September 30, 2018 primarily due to proceeds from sale of available-for-sale financial assets to fund operational cash out flows and transaction costs related to the acquisition of Zavante assets.

Financing Activities

Cash flow generated from financing activities decreased by $5.3 million from $73.9 million cash inflow for the nine months ended September 30, 2017 to $68.6 million cash inflow for the nine months ended September 30, 2018 after taking into effect the $22.2 million of proceeds, net of commissions, related to our ATM Agreement and net proceeds from our July 2018 public offering of $46.1 million during the nine months ended September 30, 2018.

Operating and Capital Expenditure Requirements

As of the date of this filing, we assessed our ability to continue as a going concern and determined that we expect that our existing cash, cash equivalents and short-term investments, as well as anticipated near-term milestone payments under our license agreement with Sinovant Sciences, Ltd.  and anticipated research premiums from the Austrian government for our qualified 2017 research and development expenditures, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020, subject to a successful commercial launch in the United States of lefamulin for CABP and CONTEPO for cUTI in 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

•                  expand our physical presence in the United States and Ireland; and,

•                  add operational, financial and management information systems and personnel, including personnel to support our product development, our operations as a public company and our planned commercialization efforts.

We expect that our existing cash, cash equivalents and short-term investments, as well as anticipated near-term milestone payments under the Sinovant License Agreement and anticipated research premiums from the Austrian government for our qualified 2017 research and development expenditures, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020, subject to a successful commercial launch in the United States of lefamulin for CABP and CONTEPO for cUTI in 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of lefamulin, CONTEPO or any other products that we successfully develop, in-license or acquire, none of which we expect to be commercially available until 2019, if at all. In addition, if approved, lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for pre-clinical research studies, research supplies and other services and products for operating purposes. We also lease our office and laboratory facilities. These contracts have generally provided for termination on notice and therefore we believe that our non-cancelable obligations as of September 30, 2018 under these agreements are not material.

During the nine months ended September 30, 2018, there were no material changes outside the ordinary course of our business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the supply agreements assumed as a result of the Zavante Acquisition.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Acquisition of Zavante” for further information regarding the agreements that were assumed.

We have no contingent liabilities in respect of legal claims arising in the ordinary course of business.

Capital Expenditures

Capital expenditures were $1.1 million and $0.2 million for the nine months ended September 30, 2017 and 2018, respectively. On July 24, 2018, we acquired Zavante, a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection) to improve the outcomes of hospitalized patients. We expensed the acquired in-process research and development as of the acquisition date.

Currently, there are no material capital projects planned in the next 12 to 18 months.

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

Interest rate risk may arise from short-term or long-term debt. As of September 30, 2018, we had no debt that exposed us to interest rate risk. As of September 30, 2018, we had neither significant long-term interest-bearing assets nor significant long-term interest-bearing liabilities, other than a de minimis government loan we have received at a below-market rate of interest from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG). Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. Based on our current operating plans, we believe that our existing cash, cash equivalents and short-term investments as well as anticipated near-term milestone payments under the Sinovant License Agreement and anticipated research premiums from the Austrian government for our qualified 2017 research and development expenditures, will be sufficient to enable us to fund its operating expenses and capital expenditure requirements into the first quarter of 2020, subject to a successful commercial launch in the United States of lefamulin for CABP and CONTEPO for cUTI in 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

If we obtain marketing approval for lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing.  Our expenses will increase if we suffer any delays in our clinical programs, including regulatory delays, or are required to conduct additional clinical trials to satisfy regulatory requirements. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Upfront consideration for the Acquisition is comprised of 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that are issuable upon release of the Holdback Shares subject to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us, subject to the terms and conditions of the Merger Agreement, up to $97.5 million in contingent consideration, of which $25 million would become payable upon the first approval of a new drug application from the U.S. Food and Drug Administration, or the FDA, for CONTEPO for injection for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified net sales milestones, or the Net Sales Milestone Payments.  At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares.  We also now have the right to settle the Net Sales Milestone Payments in ordinary shares, except as otherwise provided in the Merger Agreement. The issuance of our ordinary shares in connection with the closing of the Acquisition was dilutive to our existing shareholders, and the future issuance of our ordinary shares to satisfy our milestone payment obligations would be further dilutive to our then existing shareholders.

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

Since inception, we have incurred significant operating losses. Our net losses were $84.0 million for the nine months ended September 30, 2018, $74.4 million for the year ended December 31, 2017, $54.9 million for the year ended December 31, 2016 and $47.0 million for the year ended December 31, 2015. As of September 30, 2018, we had an accumulated deficit of 363.2 million. Zavante has also incurred net operating losses since its inception. Zavante’s net losses were $12.4 million for the year ended December 31, 2017 and $23.5 million for the year ended December 31, 2016.  To date, we have financed our operations primarily through the sale of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our continued development, regulatory approval efforts and commercialization of lefamulin and CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

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

In June 2016, the first patient was enrolled by Zavante in its pivotal ZTI-01 Efficacy and Safety Study of CONTEPO, which we refer to as the ZEUS Study.  In April 2017, Zavante announced positive topline results of the ZEUS Study.  The ZEUS Study was a multicenter, randomized, parallel-group, double-blind Phase 2/3, pivotal clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of seven days of treatment, or up to 14 days of treatment for patients with concurrent bacteremia, with CONTEPO compared to piperacillin-tazobactam, or PIP-TAZ, in the treatment of hospitalized adults with cUTI or acute pyelonephritis, or AP.  We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In June 2018, Zavante initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. We anticipate completing enrollment in this study in late 2020.  We also intend to continue to characterize the clinical pharmacology of CONTEPO. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval before 2019, if at all. This will require us to be successful in a range of challenging activities, including:

•                  applying for and obtaining marketing approval for lefamulin and obtaining marking approval for CONTEPO;

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

We expect to continue to incur substantial costs in connection with our ongoing activities, particularly as we seek marketing approval for lefamulin, CONTEPO and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

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

We expect that our existing cash, cash equivalents and short-term investments as well as anticipated near-term milestone payments under the Sinovant License Agreement and anticipated research premiums from the Austrian government for our qualified 2017 research and development expenditures, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020, subject to a successful commercial launch in the United States of lefamulin for CABP and CONTEPO for cUTI in 2019.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings.

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

Our commercial revenues, if any, will be derived from sales of lefamulin, CONTEPO or any other products that we successfully develop, in-license or acquire, none of which we expect to be commercially available until 2019, if at all. In addition, if approved, lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.

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

On March 16, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50,000,000 from time to time through Cantor Fitzgerald under an “at-the-market” offering program.  As of September 30, 2018, $27.2 million of ordinary shares remained available for sale under our ATM Agreement.  As of the date of this filing, $25.9 million of ordinary shares remained available for sale under the ATM Agreement. If a large number of our ordinary shares is sold in the public market after they become eligible for sale or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

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

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital and undertaking preclinical studies and clinical trials of our product candidates.  We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.  Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As a company that carries out extensive research and development activities, we benefit from the Austrian research and development support regime, under which we are eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprise research and development activities conducted in Austria, however, the research premium is also available for certain related third-party expenses with additional limitations. We received research premiums of $5.9 million for the year ended December 31, 2016 and $4.3 million for the year ended December 31, 2015. We have not received any research premium for our qualified 2017 expenditures as of September 30, 2018. As we increase our personnel and expand our business outside of Austria, including as a result of the Acquisition, we may not be able to continue to claim research premiums to the same extent as we have in previous years, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

In July 2016, Zavante initiated the ZEUS Study.  In April 2017, Zavante announced positive topline results of the ZEUS Study.  We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In June 2018, Zavante initiated a phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. We anticipate completing enrollment in this study in late 2020.  We also intend to continue to characterize the clinical pharmacology of CONTEPO.

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

In LEAP 2, lefamulin was again generally well tolerated.  However, 120 patients in the lefamulin arm of the trial reported at least one treatment-emergent adverse event and eleven patients withdrew from the trial following an adverse event.  Furthermore, at least 2.0% of patients in LEAP 2 who were dosed with lefamulin reported the following adverse events: diarrhea, nausea and vomiting.  Fewer than 2.0% of trial patients dosed with lefamulin also experienced hypertension and an increase in alanine aminotransaminase, although no patients met Hy’s Law criteria.

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

There are a variety of available therapies marketed for the treatment of CABP and cUTI. Currently the treatment of CABP and cUTI is dominated by generic products. For hospitalized patients, combination therapy is frequently used in both CABP and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors for the treatment of CABP. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP, including omadacycline (recently approved by the FDA on behalf of Paratek Pharmaceuticals Inc.), delafloxacin (recently approved by the FDA on behalf of Melinta Therapeutics Inc.) and oral nafithromycin (under Phase 2 clinical development by Wockhardt Ltd.).  If approved, we expect CONTEPO will face competition from commercially available branded antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline and plazomicin,from other products currently in development for the treatment of cUTI, including AP, such as imipenem-relebactam (under Phase 3 clinical development by Merck), cefiderocol (under Phase 3 clinical development by Shionogi),ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including carbapenems, aminoglycosides, and polymyxins.

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

We have entered into agreements, and expect to enter into additional agreements, with third-party manufacturers for the long-term commercial supply of lefamulin and CONTEPO. We obtained the pleuromutilin starting material for the clinical trial supply of lefamulin from a single third-party manufacturer, Sandoz GmbH, or Sandoz, a division of Novartis AG, or Novartis. Novartis stopped manufacturing pleuromutilin for us in June 2015 and will not be a commercial supplier of pleuromutilin for us. We have identified and entered into a commercial supply agreement with an alternative supplier that we believe will be able to provide pleuromutilin starting material for the commercial supply of lefamulin.

Another third-party manufacturer synthesizes lefamulin from the pleuromutilin starting material and provides our supply of the active pharmaceutical ingredient. We may engage a secondary supplier to synthesize lefamulin.  However, our current operating plans do not include a secondary supplier unless we obtain additional funding.  We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of lefamulin.  We have entered into commercial supply agreements with these same manufacturers to support the future commercialization of lefamulin, if approved.

In addition, Zavante has entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to Zavante, on an exclusive basis, the API mixture for CONTEPO in support of filing an NDA and, if CONTEPO is approved, will supply the commercial API Mixture for CONTEPO in the United State.  Zavante has also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply Zavante with certain technical documentation and data as required for submission of an NDA for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States.  Zavante entered into a commercial packaging agreement with AndersonBrecon, Inc. for the commercial packaging and serialization of CONTEPO in addition to a manufacturing and supply agreement with Fisiopharma S.r.l. for the supply, on a minimum commitment basis, of a percentage of Zavante’s commercial requirements of CONTEPO in bulk drug vials for the United States as well as the supply of bulk drug vials of CONTEPO in connection with the submission of an NDA.

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

If the third parties that we engage to supply any materials or manufacture product for our non-clinical testing and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers and we may be unable to obtain replacement supplies on terms that are favorable to us. For example, there are only a limited number of known manufacturers that produce the pleuromutilin starting material used in the synthesis of lefamulin. In early 2015, Novartis completed the sale of its animal health division, including its veterinary products, to a third party. As a result, we were required to identify an alternative supplier for pleuromutilin starting material for lefamulin. If we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States in October 2018 utilizing Section 505(b)(2) of the Food, Drug and Cosmetic Act, or the FDCA, which was enacted as part of the Drug Price

Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

In December 2016, the Cures Act was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Our operations are subject to anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, or FCPA, the Irish Criminal Justice (Corruption Offenses) Act, and other anti-corruption laws that apply in countries where we do business and may do business in the future. The FCPA and these other laws generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. We may in the future operate in jurisdictions that pose a high risk of potential FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in that existing laws might be administered or interpreted.

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

Our executive officers and directors, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding ordinary shares as of September 30, 2018 in the aggregate, beneficially owned approximately 46.0% of our share capital, assuming the issuance of all Holdback Shares under the Merger Agreement. As a result, if these shareholders were to choose to act together, they would be able to significantly influence most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and could, depending on the structure of the particular transaction, significantly influence the approval of a merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 66,484,159 ordinary shares outstanding as of September 30, 2018. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of September 30, 2018, an aggregate of 1,771,367 options to purchase our ordinary shares had vested and become exercisable.

In addition, in March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell our ordinary shares having an aggregate offering price of up to $50.0 million through Cantor. As of September 30, 2018, we had issued and sold an aggregate of 4,243,096 ordinary shares under the ATM Agreement. From September 30, 2018 to the date of this filing, we issued and sold an aggregate of 497,935 ordinary shares under the ATM Agreement.

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

As with any publicly traded company, the ownership percentage of our shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we intend to continue to grant to our directors, officers and employees. From time to time, we may issue additional options or other share awards to our directors, officers and employees under our benefits plans. Our employees are also entitled, subject to certain conditions, to purchase our ordinary shares at a discount pursuant to our Employee Share Purchase Plan.

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

The rights of our shareholders are governed by our memorandum and articles of association and Irish law. The rights associated with our ordinary shares are different to the rights generally associated with shares held in a U.S. corporation. Material differences between the rights of shareholders of a U.S. corporation and the rights of our shareholders include differences with respect to, among other things, distributions, dividends, repurchases and redemptions, bonus issues, the election of directors, the removal of directors, the fiduciary and statutory duties of directors, conflicts of interests of directors, the indemnification of directors and officers, limitations on director liability, the convening of annual meetings of shareholders and special shareholder meetings, notice provisions for meetings, the quorum for shareholder meetings, the adjournment of shareholder meetings, the exercise of voting rights, shareholder suits, rights of dissenting shareholders, anti-takeover measures and provisions relating to the ability to amend the articles of association.

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

Certain separate concert parties will also be presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and ‘‘controlled companies’’ are presumed to be acting in concert with any corporate shareholder who holds

20% or more of the company. The application of these presumptions may result in restrictions upon the ability of any of the concert parties and members of our board of directors to acquire more of our securities, including under the terms of any executive incentive arrangements. We may consult with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities if necessary, although we are unable to provide any assurance as to whether the Irish Takeover Panel would overrule this presumption.

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

Irish capital acquisitions tax, or CAT, could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €320,000 in respect of taxable gifts or inheritances received from their parents.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended September 30, 2018 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

2.1*	Agreement and Plan of Merger dated as of July 23, 2018, by and among Nabriva Therapeutics plc, Zuperbug Merger Sub I, Inc., Zuperbug Merger Sub II, Inc., Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as Stockholder Representative	8-K	001-37558	07/25/2018	2.1

10.1	Transition, Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 23, 2018	8-K	001-37558	07/25/2018	10.1

10.2	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Theodore Schroeder, dated as of July 23, 2018	8-K	001-37558	07/25/2018	10.2

10.3	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 24, 2018 (included as Attachment A to Exhibit 10.1)	8-K	001-37558	07/25/2018	10.3

10.4	Stock Purchase Agreement by and among SG Pharmaceuticals, Inc., the Sellers named on Annex A, and Julia Feliciano, as Sellers’ Representative, dated as of May 5, 2015					X

10.5**	License Agreement by and between ICPD Holdings, LLC and Evelyn J. Ellis-Grosse and Zavante Therapeutics, Inc., dated as of March 1, 2014					X

10.6	Office Lease by and between AGP Sorrento R&D, LP and Zavante Therapeutics, Inc., dated as of June 16, 2016					X

10.7**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Ercros, S.A., dated as of July 28, 2016					X

10.8**	Amended and Restated Three-Way Agreement by and between Laboratorios ERN, S.A, Ercros, S.A., and Zavante Therapeutics, Inc., dated as of July 28, 2016					X

10.9**	Amended and Restated Pharmaceutical Manufacturing and Exclusive Supply Agreement by and between Laboratorios ERN, S.A. and Zavante Therapeutics, Inc. dated as of July 28, 2016, as amended					X
X
10.10**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Fisiopharma, S.r.l., dated as of April 14, 2017

10.11**	Commercial Packaging Agreement by and between Zavante Therapeutics, Inc. and AndersonBrecon Inc., d/b/a PCI of Illinois, dated as of December 26, 2017					X

10.12**	Packaging and Supply Agreement by and between Sharp Corporation and Nabriva Therapeutics US, Inc., dated as of August 30, 2018					X

10.13	Second Amended and Restated Employment Agreement by and between Nabriva Therapeutics US, Inc. and Steven Gelone, dated as of July 24, 2018					X

10.14	2018 Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 19, 2018).	DEF 14A	001-37558	06/19/2018	99.1

10.15	2017 Share Incentive Plan, as Amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 19, 2018).	DEF 14A	001-37558	06/19/2018	99.2

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018, (ii) Consolidated Statements of Operations for the nine months ended September 30, 2017 and 2018, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2018 and (v) Notes to Unaudited Consolidated Financial Statements.

X

* Confidential treatment was granted for certain portions that are omitted from this exhibit. The omitted information has been filed separately with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the registrant’s application for confidential treatment. In addition, schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.

**Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: November 6, 2018
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer
(Principal Financial and Accounting Officer)