Form 10-K
period 2018-12-31
Nabriva Therapeutics plc
filed 2019-03-12
CIK 1641640

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-37558

Nabriva Therapeutics plc
(Exact name of registrant as specified in its charter)

Ireland (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)
25-28 North Wall Quay IFSC, Dublin 1, Ireland (Address of principal executive offices)	Not applicable (Zip Code)

+353 1 649 2000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	The Nasdaq Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☒

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒

         As of June 29, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the registrant's voting securities held by non-affiliates was approximately $141.7 million based on the last reported sale price of the registrant's ordinary shares on June 29, 2018. As of February 28, 2019, the registrant had 69,699,722 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc
INDEX TO REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

        This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words "anticipate, "around" "believe," "estimate," "expect," "intend," "may," "plan," "predict," "project," "target," "potential," "will," "would," "could," "should," "continue," and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

  •
  the timing of receiving marketing approval of lefamulin, CONTEPO and other product candidates, including the completion of any post-marketing requirements with respect to any marketing approval we may obtain;

  •
  our expectations regarding how far into the future our cash on hand will fund our ongoing operations;

  •
  our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;

  •
  our ability to comply with the restrictive covenants under our debt facility with Hercules;

  •
  the potential receipt of revenues from future sales of lefamulin or CONTEPO;

  •
  our plans to pursue development of lefamulin for additional indications other than community-acquired bacterial pneumonia, or CABP, and of CONTEPO for additional indications other than in complicated urinary tract infections, or cUTIs;

  •
  our plans to pursue development of other product candidates;

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

  •
  our ability to successfully integrate Zavante's operations into our business;

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

  •
  our ability to establish and maintain collaborations in the U.S. our outside the U.S;

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

PART I

ITEM 1.    BUSINESS

Overview

        We are a biopharmaceutical company engaged in the development of novel anti-infective agents to treat serious infections. We have two product candidates that have been submitted to the U.S. Food and Drug Administration, or the FDA, for approval: lefamulin, potentially the first pleuromutilin antibiotic available for oral and intravenous (or IV) administration in humans, for the treatment of community-acquired bacterial pneumonia, or CABP and CONTEPO, a potentially first-in-class epoxide antibiotic for IV use in the United States for complicated urinary tract infections, or cUTI. We may potentially develop lefamulin and CONTEPO for additional indications. Both lefamulin formulations and CONTEPO were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the FDA, enabling priority review of the New Drug Applications, or the NDAs by the FDA.

  Lefamulin

        Lefamulin is a semi-synthetic pleuromutilin antibiotic discovered and developed by our team with the potential to be first-in-class for IV and oral administration in humans. It inhibits the synthesis of bacterial protein, which is required for bacteria to grow by binding with high affinity and specificity at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe lefamulin is well-positioned for use as first-line monotherapy for the treatment of CABP due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentrations in lung tissue and fluid, availability of oral and IV formulations and a generally well-tolerated profile. We believe lefamulin represents a potentially important new treatment option for the five to six million adults in the United States diagnosed with CABP each year.

        We submitted two NDAs to the FDA for the oral and IV formulations of lefamulin for the treatment of CABP in December 2018. The FDA has granted us a Prescription Drug User Fee Act, or PDUFA, target action date of August 19, 2019 for lefamulin. We plan to submit a marketing authorization application for lefamulin in Europe in the first half of 2019. The two NDAs for lefamulin are supported by two pivotal, Phase 3 clinical trials (known as LEAP 1 and LEAP 2) that evaluated the safety and efficacy of IV and oral lefamulin compared to moxifloxacin in the treatment of adults with CABP, including the option to switch from IV to oral administration and a short course oral treatment with lefamulin. In both LEAP 1 and LEAP 2, lefamulin was demonstrated to be non-inferior to moxifloxacin, and met both the FDA and European Medicines Agency, or EMA primary and secondary efficacy endpoints for the treatment of CABP. Lefamulin was also shown to be generally well-tolerated when administered both orally and intravenously.

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

        As a result of increasing resistance to antibiotics and the wide array of potential pathogens that cause CABP, the current standard of care for hospitalized patients with CABP whose treatment is initiated in the hospital usually involves first-line empiric treatment with a combination of antibiotics (cephalosporins and macrolides) to address all likely bacterial pathogens or monotherapy with a respiratory fluoroquinolone. Combination therapy presents the logistical challenge of administering multiple drugs with different dosing regimens, with some drugs available only as IV, and increases the risk of drug-drug interactions and the potential for serious side effects. Fluoroquinolones are associated with safety and tolerability concerns, including a relatively high risk for developing Clostridium difficile infection and increasing rates of resistance for uropathogens. We believe these concerns have resulted in a decreasing use of fluoroquinolones and restriction of their use within a growing number of hospitals.

        The FDA has communicated safety information about fluoroquinolones, advising that when used systemically, in the form of tablets, capsules and injectable, fluoroquinolones are associated with disabling and potentially permanent serious side effects. In December 2018, the FDA warned prescribers of an increase in the occurrence of rare but serious events of ruptures or tears in the main artery of the body, called the aorta. These tears, called aortic dissections, or ruptures of an aortic aneurysm can lead to dangerous bleeding or even death. Prior communications pertaining to the safety of fluoroquinolones occurred in July 2018 (significant decreases in blood sugar and certain mental health side effects), July 2016 (disabling side effects of the tendons, muscles, joints, nerves, and central nervous system), May 2016 (restricting use for certain uncomplicated infections), August 2013 (peripheral neuropathy), and July 2008 (tendinitis and tendon rupture). The European Medicines Agency has also reviewed this class and have modified prescribing information restricting use, as well as outlining some of the safety risks.

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

  CONTEPO

        On July 24, 2018, we completed the acquisition of Zavante Therapeutics, Inc., or Zavante, a privately-held late clinical-stage biopharmaceutical company focused on developing novel therapies to improve the outcomes of hospitalized patients. Zavante's lead product candidate is CONTEPO™ (fosfomycin for injection, previously referred to as ZTI-01 and ZOLYD).

        We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI including AP in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non-inferiority to piperacillin/tazobactam in patients with cUTI, including AP. The FDA has granted us a Prescription Drug User Fee Act, or PDUFA target action date of April 30, 2019 for CONTEPO.

        The prevalence of antibiotic-resistant bacteria is increasing and is considered a significant threat to global health. In particular, the CDC and the WHO consider antibiotic resistance to be an urgent and critical threat to human health. The prevalence of lactamase enzymes among Gram-negative pathogens threatens the usefulness of many beta -lactam antibiotics and has resulted in greater reliance on last line antibiotics, including carbapenems. Complicated urinary tract infections, or cUTIs, including acute pyelonephritis, or AP, are among the most common infections due to multi-drug resistant, or MDR bacteria, including carbapenem-resistant Enterobacteriaceae, or CRE, and are often healthcare-associated. Global mortality attributable to CRE infections has been estimated in some studies to be over 20% and reflects the need for safe, alternative, carbapenem-sparing options.

        CONTEPO is a novel, potentially first-in-class investigational IV antibiotic in the United States with a broad spectrum of Gram-negative and Gram-positive activity, including activity against most MDR strains such as extended-spectrum beta-lactamase-, or ESBL-producing Enterobacteriaceae. Intravenous fosfomycin has been approved for a number of indications and utilized for over 45 years in Europe to treat a variety of serious bacterial infections, including cUTIs. CONTEPO utilizes a new dosing regimen that optimizes its pharmacokinetics and pharmacodynamics. We believe these attributes, the extensive clinical experience worldwide and the positive efficacy and safety results from the Phase 2/3 clinical trial support CONTEPO as a first-line treatment for cUTIs, including AP, suspected to be caused by MDR pathogens. At least 20% of cUTIs are caused by MDR bacteria and limited treatment options are available in the U.S. In addition, non-clinical data have shown that CONTEPO acts in combination with certain other antibiotics to improve bacterial killing.

Our Strategy

        Our goal is to become a biopharmaceutical company focused on the commercialization of novel anti-infective products. The key elements of our strategy to achieve this goal are:

  •
  Maximize the commercial potential of CONTEPO for cUTI's and lefamulin for CABP.  We own exclusive, worldwide rights to lefamulin and US rights to CONTEPO and we have out licensed the rights to lefamulin in China. We expect that our initial target patient population for lefamulin will consist of patients with moderate to severe CABP and the initial target population for CONTEPO will be hospitalized patients with complicated urinary tract infections. If either or both CONTEPO or lefamulin receives marketing approval from the FDA, we plan to commercialize them in the United States with our own targeted sales and marketing organization that we plan to expand beyond its current levels. We believe both CONTEPO and lefamulin have innovative profiles which, if approved, would support their adoption in the

    United States for adult cUTI patients treaded in the hospital and CABP patients, respectively, treated as in-patients in a hospital setting. Lefamulin also has the opportunity to be adopted as outpatient transition of care from the hospital, which we believe represents a significant commercial opportunity. We believe that we will be able to effectively communicate CONTEPO's and lefamulin's differentiating characteristics and key attributes to clinicians, hospital pharmacies and payors with the goal of establishing favorable reimbursement as well as a favorable formulary status in targeted hospitals. Outside the United States we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin in such markets. We currently have a team of regional business directors and medical science liaisons in the field performing educational and market development activities, respectively. We initially plan to use a targeted hospital-based sales force to promote both lefamulin formulations and CONTEPO, if approved.

  •
  Pursue the continued development of lefamulin in additional indications.  We are evaluating the cost and benefits of the continued development of lefamulin for indications in addition to CABP. Pediatric oral formulation development is ongoing, and we initiated a Phase 1 clinical trial in pediatric patients in mid-2018. We believe lefamulin has potential to treat acute bacterial skin and skin structure infection (ABSSSI), ventilator-associated bacterial pneumonia (VABP) or hospital-acquired bacterial pneumonia (HABP) and sexually transmitted infections (STIs). In addition, we may explore longer duration of treatment with lefamulin to support development of a treatment for osteomyelitis and prosthetic joint infections. We believe that lefamulin would be differentiated from other treatment options for these potential indications because of its novel mechanism of action, spectrum of activity, including activity against multi-drug resistant pathogens, achievement of substantial concentrations in relevant tissues, availability as both an IV and oral formulation and favorable safety and tolerability profile.

  •
  Pursue the development of CONTEPO for a pediatric indication.  We are evaluating the continued development of CONTEPO for use in pediatric patients with cUTIs. In June 2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age.

  •
  Evaluate business development opportunities and potential collaborations.  We may expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other hospital-based products that could utilize our planned commercial infrastructure. We plan to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance our product candidates, build our product pipeline, concurrently advance a range of research and development programs and leverage our commercial infrastructure. Potential collaborations may provide us with funding and access to the scientific, development, regulatory and commercial capabilities of the collaborators. We also plan to encourage local and international government entities and non-government organizations to provide additional funding and support for our development programs.

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

        In 2017, sales of antibiotics totaled approximately $42 billion globally. Although judicious use of antibiotics is important to reduce the rate of antibiotic resistance, this approach alone cannot fully address the threat from increasing antibiotic resistance. New antibiotics, and particularly new antibiotic classes, are needed to ensure the availability of effective antibiotic therapy in the future.

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

        Based on data from LexisNexis® Risk Solutions, a leading provider of healthcare data and analytics solutions, as well as analysis of data from US hospitals and other healthcare facilities, we determined that the number of adult CABP patients who were treated with antibiotic therapy in hospitals in the United States exceeded 3.8 million for full-year 2016. Our analysis of the LexisNexis data also indicates that approximately 2.4 million of these adult CABP patients were treated as inpatients with IV/injectable antibiotics, and we find that the majority of CABP patients enter the hospital inpatient setting following the initiation of antibiotic therapy during an Emergency Department (ED) visit. Additionally, our analyses show that approximately 1.4 million adult CABP patients were treated with antibiotic courses (IV or oral) in the ED or as hospital outpatients and subsequently released without hospital admission.

        Additionally, approximately 1.4 million adult CABP patients were treated with antibiotic courses (IV or oral) in the ED or as hospital outpatients and subsequently released without hospital admission. Furthermore, as a result of our market research in 2017-18, we believe that once adult CABP patients are released from ED stays or are discharged from U.S. hospitals, approximately 60-70%, receive antibiotic oral outpatient prescriptions as continuation of their antibiotic treatment. As hospitals look to minimize the total cost of care and duration of hospital stay for CABP patients toward improved outcomes, efficient transition of adult CABP inpatients to an oral antibiotic treatment as outpatient therapy can significantly reduce days of hospitalization and overall treatment cost.

        IQIVA estimated that in 2017 approximately 2 million adult CABP patients were actively treated with antibiotics from prescribers in community clinics, e.g. primary care offices and at other non-hospital based sites of urgent care. As a result, we believe that approximately 6 million CABP patients are treated with antibiotics in the United States on an annual basis and 6 out of every 10 adult CABP patients have treatment initiated in a hospital setting versus. the community setting.

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

Adverse Effects

        Currently available antibiotic therapies can have serious side effects. These side effects may include severe allergic reaction, decreased blood pressure, nausea and vomiting, suppression of platelets, pain and inflammation at the site of injection, muscle, renal and oto-toxicity, optic and peripheral neuropathies and headaches. At times, these side effects may be significant and require discontinuation of therapy. As a result, some treatments require clinicians to closely monitor patients' blood levels and other parameters, increasing the expense and inconvenience of treatment. This risk may be increased with combination therapy, which exposes patients to potential adverse effects from each of the antibiotics used in treatment. For example, fluoroquinolones are associated with tendon rupture and peripheral neuropathy. In addition, fluoroquinolones have been associated with an increased frequency of C. difficile colitis, an overgrowth of a bacteria in the colon that produces a toxin that results in inflammation of the colon and repeated bouts of watery diarrhea. This has resulted in limitations on the use of fluoroquinolones in several countries. In November 2015, the FDA convened an Advisory Committee meeting to review the benefits and risks of fluoroquinolones in less severe indications, such as uncomplicated UTI, acute bacterial sinusitis and acute bacterial exacerbations of chronic bronchitis. Based on the committee's recommendation, in July 2016, the FDA approved changes to the labels of fluoroquinolones to indicate that fluoroquinolones should be reserved for use in patients who have no other treatment options for the indications mentioned above, because the risk of these serious side effects generally outweighs the benefits in these patients. These changes included a requirement that a separate patient Medication Guide be given with each prescription that describes the safety issues associated with this class of drugs. In December 2018, an FDA review found that fluoroquinolone antibiotics can increase the occurrence of rare but serious events of ruptures or tears in the main artery of the body, called the aorta. These tears, called aortic dissections, or ruptures of an aortic aneurysm can lead to dangerous bleeding or even death. They can occur with fluoroquinolones for systemic use given by mouth or through an injection.

cUTIs

Market Overview

        Infections due to a bacterial pathogen that is resistant to three or more antibiotic classes have become increasingly common and present a risk to our fight against infectious diseases and the management of complications in vulnerable patients. According to the CDC, more than two million hospital infections caused by bacteria resistant to one or more antibiotics occur every year in the United States, and over 23,000 patients with an antibiotic-resistant pathogen die each year.

        The prevalence of antibiotic-resistant bacteria is increasing and is considered a significant threat to global health. In particular, the CDC and the WHO consider antibiotic resistance to be an urgent and critical threat to human health. The prevalence of Beta-lactamase enzymes among Gram-negative pathogens threatens the usefulness of many Beta-lactam antibiotics and has resulted in greater reliance on last line antibiotics, including carbapenems.

        CUTIs, including AP, are among the most common infections due to MDR bacteria, including CRE, and are often healthcare-associated. Global mortality attributable to CRE infections has been estimated in some studies to be over 20% and reflects the need for safe, alternative, carbapenem-sparing

        Surveillance and epidemiological studies suggest that some traditional, first-line antibiotics may no longer be acceptable choices for early therapy. In one large-scale surveillance study, approximately one out of three patients hospitalized in the United States with cUTI, a complicated intra-abdominal infection, hospital-associated pneumonia, or a bloodstream infection did not receive timely effective antibiotic therapy, and this delay was associated with increased morbidity and mortality. The rate of antibiotic resistance appears to be two to four times higher in patients who were admitted to the hospital from a nursing home or were recently hospitalized. Antibiotic therapy within the past six months has also been identified as a risk factor for antibiotic resistance.

        New classes of antibiotics that are effective against drug-resistant pathogens are needed for early, appropriate treatment of serious infections in hospitalized patients and to treat patients who have failed to respond to standard, first-line antibiotics due to acquired drug resistance.

        For over 45 years, oral and IV formulations of fosfomycin have been used in the European Union, Africa, Asia, and South America, and an oral formulation of fosfomycin has been used in the United States and Canada for the treatment of a variety of indications. Oral fosfomycin is available in the United States as single-dose therapy for cystitis and is noted as an appropriate treatment option for cystitis in treatment guidelines by the Infectious Diseases Society of America and the CDC. However, oral administration of fosfomycin provides inadequate concentrations required for treatment of more serious infections due to its limited bioavailability and dose-limiting gastrointestinal tolerability.

        Outside of the United States, IV fosfomycin is approved for patients with a variety of infections, often severe, including cUTI, bacteremia, osteomyelitis, nosocomial lower respiratory tract infections, surgical site infections, bone and joint infections, endocarditis, skin infections and bacterial meningitis. The efficacy and safety profile of IV fosfomycin has been established by more than 45 years of clinical use outside of the United States and has been evaluated in more than 60 clinical studies. Fosfomycin has retained high in vitro activity with a low and stable resistance profile, and continues to be suitable for use as a monotherapy for cUTI despite long term use.

Causes of cUTIs

        cUTI is defined as a clinical syndrome characterized by pyuria and a documented microbial pathogen on culture of urine or blood, accompanied by local and systemic signs and symptoms, including fever, chills, malaise, flank pain, back pain or costo-vertebral angle pain or tenderness that occur in the presence of a functional or anatomical abnormality of the urinary tract, or in the presence of catheterization. Indwelling urethral catheters account for 70% to 80% of cUTIs, or 1 million cases per year in the United States. Catheter-associated UTI is the most common cause of secondary bloodstream infections and is linked to increased morbidity and mortality. Patients with pyelonephritis, regardless of underlying abnormalities of the urinary tract, are considered a subset of patients with cUTI.

        cUTI are usually caused by a greater variety of pathogens, with a greater likelihood of associated antimicrobial resistance, than uncomplicated UTIs, or uUTIs. Escherichia coli, or E. coli, is isolated in approximately 75% to 95% of uUTIs and approximately 50% of cUTIs and is the most common etiologic agent of cUTIs. Additional commonly-identified Gram-negative uropathogens include other Enterobacteriaceae (such as Klebsiella spp., Proteus spp., Enterobacter cloacae) and non-fermenting

Gram-negative bacilli (such as Pseudomonas aeruginosa, or P. aeruginosa, and Acinetobacter spp.). Gram-positive organisms, such as Enterococci and coagulase-negative Staphylococci, may also be contributing pathogens.

Limitations of Currently Available Treatment Options

        We believe bacterial resistance against antimicrobials has created the need for more antibiotic treatment options, particularly among MDR, Gram-negative bacilli (including CRE, ESBL, producers, and MDR P. aeruginosa). Gram-negative antimicrobial resistance is particularly common among urinary tract pathogens. Enterobacteriaceae, including E. coli and Klebsiella pneumoniae, or K. pneumoniae, may acquire plasmids that encode ESBLs and confer resistance to third-generation cephalosporins and other broad-spectrum antibiotics. Third-generation cephalosporins and Beta-lactamase inhibitors, or BLIs, are also commonly ineffective against Enterobacteriaceae that generate AmpC enzymes.

        The recent spread into hospitals of Enterobacteriaceae expressing emergent Beta-lactamases, including members of the serine carbapenemases and metallo-Beta-lactamases, endanger antibiotic options. The lack of available and effective antibiotic classes for these organisms has created an unmet medical need. For example, infections with CRE are difficult to treat, as there are limited treatment choices available. Mortality rates as high as 40% to 50% have been associated with CRE infections, making them a serious threat to public health. The available treatment choices are associated with serious potential toxicity, in the case of colistin and aminoglycosides, or concerns of allergy or hypersensitivity, in the case of Beta-lactams or penicillin derivatives.

Our Solution: CONTEPO for the Treatment of cUTI

  •
  CONTEPO is an IV formulation of fosfomycin and the sole member of the epoxide antibiotic class.

  •
  CONTEPO has a different mechanism of action than other IV antibiotics in the United States.

  •
  CONTEPO has a broad spectrum of in vitro activity against a variety of clinically important MDR Gram-negative pathogens, including ESBL-producing Enterobacteriaceae, CRE, and Gram-positive pathogens, including methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant enterococci.

  •
  CONTEPO has demonstrated in in vitro studies additivity or synergy when used in combination with other classes of antibiotic agents in pre-clinical trials.

  •
  CONTEPO has a small molecular size, which may enable high levels of tissue penetration and facilitates renal elimination, both of which are important for treatment of cUTIs.

  •
  CONTEPO is supported by a long history of IV fosfomycin use outside the United States in a variety of indications, including cUTI.

  •
  CONTEPO has completed the ZEUS Study, a pivotal registrational Phase 2/3 clinical trial in cUTI, achieving non-inferiority to an active comparator.

        CONTEPO is a potentially first-in-class epoxide IV antibiotic in the United States with a broad spectrum of bactericidal Gram-negative and Gram-positive activity, including activity against many contemporary MDR strains that threaten hospitalized patients. IV fosfomycin has an extensive commercial history in markets outside the United States, where it has been used broadly for over 45 years to treat a variety of indications, including complicated urinary tract infections, bacteremia, pneumonia and skin infections.

        CONTEPO works differently than other IV antibiotics approved in the United States. CONTEPO inhibits an early step in bacterial cell wall synthesis, so the cell wall lacks integrity and the bacteria die quickly. We believe that because of its different mechanism of action, we have not observed any cross resistance to date between CONTEPO and any of the existing classes of intravenous antibiotics. In addition, CONTEPO has demonstrated in in vitro studies an additive or synergistic antibacterial effect with other classes of antibiotics when used in combination therapy, and has been shown to restore susceptibility in resistant strains.

Our Product Development Pipeline

Lefamulin

Overview

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

        We believe that lefamulin is well suited to be used empirically as monotherapy for the treatment of respiratory tract infections, such as CABP, because of its spectrum of antibacterial activity against both the typical and atypical pathogens causing CABP, including multi-drug resistant pathogens such as MRSA. In addition, in preclinical studies, lefamulin showed potent antibacterial activity against a variety of Gram-positive bacteria, Gram-negative bacteria and atypical bacteria, including multi-drug resistant strains. In preclinical studies and in Phase 1 clinical trials, lefamulin achieved substantial concentrations in the epithelial lining fluid, or ELF, of the lung, the site infected during pneumonia. Lefamulin also provides the ability to switch from IV to oral therapy and maintain therapy with the same antibacterial treatment. The efficacy of lefamulin in humans has been shown in a proof-of-concept clinical Phase 3 trial with 207 patients with ABSSSI (acute bacterial skin and skin structure infections) comparing two lefamulin doses (100 mg and 150 mg i.v. q12 h) with vancomycin (≥ 1 000 mg) over 5-14 days. This trial enrolled patients with severe skin and skin structure infections, excluding any patients with minor and uncomplicated infections. In total, 90.8 % of patients in the Modified Intent to Treat, or mITT population had S. aureus infection; 69.1 % of patients had MRSA. There were consistent high response rates seen across all three treatment arms, across a wide range of clinical and microbiological outcomes. Furthermore, no development of resistance was observed for lefamulin or for vancomycin during the trial. Lefamulin treatment administered intravenously over 5 to 14 days was well tolerated. The types of treatment-emergent adverse events were consistent with a patient population under treatment for ABSSSI. Lefamulin prolonged the cardiac de- and repolarization duration but otherwise had a similar cardiac safety profile as vancomycin as assessed with standard 12-lead ECGs. The results of the clinical Phase 2 trial in ABSSSI provided the first proof of concept for the systemic use of a pleuromutilin antibiotic for the treatment of serious bacterial infections in humans. Thereafter, the clinical program for lefamulin progressed with completion of two Phase 3 clinical trials in CABP (LEAP 1, LEAP 2). These trials demonstrated that lefamulin treatment, administered as IV only, IV to oral, and oral only regimens, was non-inferior to the standard of care moxifloxacin for the treatment of adults with CABP. Each trial provided independent evidence of the treatment effect and safety in this population with unmet medical need.

        The FDA has designated each of the IV and oral formulations of lefamulin as a QIDP which provides for the extension of statutory exclusivity periods in the United States for an additional five years upon FDA approval of the product for the treatment of CABP and granted fast track designation to these formulations of lefamulin. Fast track designation is granted by the FDA to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. The fast track designation for the IV and oral formulations of lefamulin will allow for more frequent interactions with the FDA, the opportunity for a rolling review of any NDAs, we submit and eligibility for priority review and a shortening of the FDA's goal for taking action on a marketing application from ten months to six months. Two NDAs for IV and oral formulations of lefamulin for treatment of CABP were submitted to the FDA December 19, 2018. We plan to submit a marketing authorization application for lefamulin in Europe in the first half of 2019.

        We own exclusive, worldwide rights to lefamulin, other than our rights in China which were licensed to Sinovant. Lefamulin is protected by issued patents in the United States, Europe and Japan covering composition of matter, which are scheduled to expire no earlier than 2028. We also have been granted patents for lefamulin relating to process and pharmaceutical crystalline salt forms in the United States, which are scheduled to expire no earlier than 2031. In addition, we own a family of pending patent applications directed to pharmaceutical compositions of lefamulin, which if issued would be scheduled to expire no earlier than 2036.

Key Attributes of Lefamulin

        We believe that the combination of the following key attributes of lefamulin, observed in clinical trials and preclinical studies, differentiates lefamulin from currently available antibiotics and make lefamulin well suited for use as a first-line or second-line empiric monotherapy for the treatment of CABP.

        The preclinical studies and clinical trials we have conducted to date suggest that lefamulin's novel mechanism of action is responsible for the low risk of cross resistance observed with other antibiotic classes and a low propensity for development of bacterial resistance to lefamulin. As a result of the favorable safety and tolerability profile we have observed in our clinical trials to date, we believe lefamulin has the potential to present fewer complications relative to the use of current therapies. Based on our research, we also believe that the availability of both IV and oral formulations of lefamulin, and an option to switch to oral treatment, could reduce the length of a patient's hospital stay and the overall cost of care.

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

        Based on observations from our preclinical studies and clinical trials of lefamulin, as well as industry experience with pleuromutilins used in veterinary medicine over the last 39 years, we believe that lefamulin's novel mechanism of action is responsible for the low risk of cross-resistance observed with other antibiotic classes and a low propensity for development of bacterial resistance to lefamulin.

Convenient Dosing Regimen; Potential for Switching from IV to Oral Treatment

        We have developed both an IV and oral formulation of lefamulin, which we utilized in our clinical trials of lefamulin for the treatment of CABP. The administration of lefamulin as a monotherapy avoids the need for the complicated dosing regimens typical of multi-drug cocktails. We believe the availability of both IV and oral administration, and an option to switch to oral treatment, would be more convenient for patients and could reduce the length of a patient's hospital stay and the overall cost of care. The potential reduction in the overall cost of care could be particularly meaningful to healthcare institutions, as the DRG reimbursement system pays a fixed fee for the treatment of CABP regardless of the length of hospital stay.

        The efficacy and safety of lefamulin in adult patients with CABP was shown in two pivotal Phase 3 clinical trials (LEAP 1 and LEAP 2). The two trials were designed in accordance with US and EU regulatory guidelines and conducted in parallel from 2016 to 2018. Design elements of the Phase 3 clinical trials were broadly comparable. Both were global, multicenter, randomized, double-blind, active-controlled, non-inferiority studies to establish the efficacy and safety of lefamulin against the standard-of-care moxifloxacin in the treatment of adult subjects with CABP. In LEAP 1, subjects were treated with IV study drug and could be switched to oral study drug at the discretion of the Investigator after 3 full days (6 doses) of IV treatment if, in the opinion of the Investigator, pre-defined criteria were met. In LEAP 2, subjects were treated with lefamulin for five days (ten doses) compared to seven days of moxifloxacin (seven doses).

LEAP 1 (IV to Oral) Phase 3 Clinical Trial

        In LEAP 1, a total of 551 subjects with Pneumonia Outcomes Research Team (PORT) Risk Class III to V who required IV antibiotic therapy as initial treatment for the current episode of CABP were randomized 1:1 to treatment with lefamulin 150 mg IV every 12 hours (n=276) or moxifloxacin 400 mg IV every 24 hours (n=275). Subjects could be switched from IV to oral study drug (lefamulin 600 mg orally every 12 hours or moxifloxacin 400 mg orally every 24 hours) at the discretion of the Investigator after three full days (six doses) of IV treatment if pre-defined criteria were met. If the investigator determined that MRSA was a probable pathogen at Screening, adjunctive linezolid 600 mg IV every 12 hours was to be added to the moxifloxacin group and linezolid placebo was to be added to the lefamulin group.

        The protocol defined different primary endpoints for the FDA and EMA to address regional differences in regulatory requirements for the development of antibacterial drugs to treat CABP. The FDA primary endpoint (EMA secondary endpoint) was the percentage of subjects with an Early Clinical Response, or ECR, of responder at 96 ± 24-hours after the first dose of study drug in the Intent-to-treat, or ITT, Analysis Set. The EMA co-primary endpoints (FDA secondary endpoints) were the percentages of subjects with an Investigator's Assessment of Clinical Response (IACR) of success at Test of Cure (TOC) Visit (5 to 10 days after the last dose of study drug) in the mITT and Clinically Evaluable at Test of Cure, or CE-TOC Analysis Sets.

        Of the 551 subjects randomized, 546 received any amount of study drug (Safety Analysis Set: 273 lefamulin, 273 moxifloxacin). The mean total duration of study drug treatment (IV and oral combined) was approximately seven days in each treatment group. The two treatment groups were generally well balanced with respect to demographics and baseline characteristics. Overall, 59.9% of subjects were male. The overall mean age was 60.3 years; 43.6% were ≥65 years and 18.1% were ≥75 years. Overall, 72.1% of subjects were classified as PORT Risk Class III, 26.5% were PORT Risk Class IV, and 1.3% were PORT Risk Class V.

        LEAP 1 met its primary objective and demonstrated that lefamulin is non-inferior to moxifloxacin with or without adjunctive linezolid for the treatment of adult subjects with CABP based on the FDA and EMA primary endpoints. The ECR responder rate (FDA primary endpoint) was 87.3% in the lefamulin group and 90.2% in the moxifloxacin group (treatment difference –2.9%; 95% CI: –8.5, 2.8). The lower limit of the 95% CI for the difference in ECR responder rates was greater than the non-inferiority margin of –12.5%. Success rates for IACR at TOC (EMA co-primary endpoints) were 81.7% in the lefamulin group and 84.2% in the moxifloxacin group (treatment difference –2.6%; 95% CI: –8.9, 3.9) in the mITT group, and 86.9% in the lefamulin group and 89.4% in the moxifloxacin group (treatment difference –2.5%; 95% CI: –8.4, 3.4) in the CE-TOC group. The lower limit of the 95% CI for the difference in IACR success rates was greater than the non-inferiority margin of –10% for both groups.

        Early Clinical Response rates for the most frequently identified baseline pathogens in the Microbiological Intent-to-treat, or microITT, group were: S. pneumoniae (88.2% lefamulin vs 93.8% moxifloxacin), H. influenzae (92.2% lefamulin vs 94.7% moxifloxacin), M. catarrhalis (92.0% lefamulin vs 100.0% moxifloxacin), M. pneumoniae (84.2% lefamulin vs 90.0% moxifloxacin), L. pneumophila (88.9% lefamulin vs 85.7% moxifloxacin), and C. pneumoniae (90.9% lefamulin vs 94.7% moxifloxacin). ECR responder rates for S. aureus were 100.0% in both treatment groups. Responder rates among resistant pathogens were high in the lefamulin group (eg, 100.0% for penicillin-intermediate S. pneumoniae [PISP], penicillin-resistant S. pneumoniae [PRSP], multi-drug resistant S. pneumoniae, or MDRSP, and macrolide-resistant S. pneumoniae), although the number of resistant pathogens was low.

        Both lefamulin and moxifloxacin were well tolerated in the IV ± oral treatment regimens administered in the study. A similar rate of treatment-emergent adverse events, or TEAEs, was observed (38.1% vs 37.7% in the lefamulin and moxifloxacin groups, respectively). Gastrointestinal events were the most frequently reported TEAEs in both treatment groups (6.6% lefamulin, 13.6% moxifloxacin), with the difference between groups driven by an imbalance in TEAEs of diarrhea (0.7% lefamulin, 7.7% moxifloxacin). No gastrointestinal TEAEs led to discontinuation of study drug in either treatment group.

        Administration site reactions of any type occurred more frequently for lefamulin (7.7%) than moxifloxacin (3.7%). The most common individual TEAE was infusion site pain, affecting eight (2.9%)

subjects in the lefamulin group, and no subjects in the moxifloxacin group. One subject in each treatment group had an infusion site reaction that led to discontinuation of study drug.

        The incidence of TEAEs leading to discontinuation of study drug was 2.9% and 4.4% for the lefamulin and moxifloxacin groups, respectively. The only TEAE preferred terms leading to discontinuation for more than 1 subject per treatment group were electrocardiogram (ECG) QT prolonged (one lefamulin-treated subject and three moxifloxacin-treated subjects) and infectious pleural effusion (one lefamulin-treated subject and two moxifloxacin-treated subjects).

        Serious TEAEs occurred in 7.0% of subjects in the lefamulin group and 4.8% of subjects in the moxifloxacin group and were most frequently reported in the Infections and Infestations System Organ Class,or SOC (2.9% lefamulin, 1.5% moxifloxacin).

        Nine deaths (five in the lefamulin group and, four in the moxifloxacin group) occurred by Day 28. Two additional deaths were reported after Day 28 (i.e., after the intended Late Follow-up [LFU] Visit): one lefamulin-treated subject on Day 32 and one moxifloxacin-treated subject on Day 48. None of the deaths was assessed as related to study drug by the Investigators.

        There were no clinically meaningful trends or pattern of changes identified in hematology or chemistry laboratory parameters. No subjects met Hy's Law criteria.

LEAP 2 (Oral Only) Phase 3 Clinical Trial

        In LEAP 2, a total of 738 subjects with PORT Risk Class II to IV who were appropriate candidates for oral antibiotic therapy for the current episode of CABP were randomized 1:1 to treatment with lefamulin (n=370) or moxifloxacin (n=368). Subjects received either lefamulin 600 mg orally every 12 hours for 5 days (10 doses) or moxifloxacin 400 mg orally every 24 hours for seven days (seven doses). The primary and secondary objectives were identical to those in LEAP 1.

        Of the 738 subjects randomized, 736 received any amount of study drug (Safety Analysis Set: 368 lefamulin, 368 moxifloxacin). The mean duration of exposure to active lefamulin was 5.0 days, compared with 6.7 days of active moxifloxacin, which reflects the intended duration of active treatment for each drug as per the study design. The two treatment groups were generally well balanced with respect to demographics and baseline characteristics. Overall, 52.4% of subjects were male. The overall mean age was 57.5 years; 37.5% were ≥65 years and 16.3% were ≥75 years. Overall, 50.4% of subjects were classified as PORT Risk Class II, 37.7% were PORT Risk Class III, and 11.1% were PORT Risk Class IV.

        LEAP 2 met its primary objective and demonstrated that lefamulin is non-inferior to moxifloxacin for the treatment of adult subjects with CABP based on the FDA and EMA primary endpoints. The ECR responder rate (FDA primary endpoint) was 90.8% in the lefamulin group and 90.8% in the moxifloxacin group (treatment difference 0.1%; 95% CI: –4.4, 4.5). The lower limit of the 95% CI for the difference in ECR responder rates was greater than the non-inferiority margin of –10%. Success rates for IACR at TOC (EMA co-primary endpoints) were 87.5% in the lefamulin group and 89.1% in the moxifloxacin group (treatment difference –1.6%; 95% CI: –6.3, 3.1) in the mITT group, and 89.7% in the lefamulin group and 93.6% in the moxifloxacin group (treatment difference –3.9%; 95% CI: –8.2, 0.5) in the CE-TOC group. The lower limit of the 95% CI for the difference in IACR success rates was greater than the non-inferiority margin of –10% for both groups.

        Early Clinical Response rates for the most frequently identified baseline pathogens in the microITT group were: S. pneumoniae (89.4% lefamulin vs 91.3% moxifloxacin), H. influenzae (89.3% lefamulin vs 91.7% moxifloxacin), M. pneumoniae (100.0% in both groups), M. catarrhalis (85.7% lefamulin vs 100.0% moxifloxacin), L. pneumophila (81.3% lefamulin vs 94.1% moxifloxacin), and C. pneumoniae (93.8% lefamulin vs 100.0% moxifloxacin). ECR responder rates for S. aureus were 100.0% in both treatment groups. Responder rates among resistant pathogens were high in the lefamulin group (eg, 100.0% for PISP, PRSP, MDRSP, and MRSA), although the number of resistant pathogens was low.

        Both lefamulin and moxifloxacin were well tolerated in the oral treatment regimens administered in the study. The overall incidence of TEAEs was higher in the lefamulin group (32.6%) than in the moxifloxacin group (25.0%), which was driven by a difference in the incidence of mild/moderate Gastrointestinal Disorders. For lefamulin and moxifloxacin, respectively, the most frequently reported individual TEAEs in this category (and for the study overall) were diarrhea (12.2% vs 1.1%), nausea (5.2% vs 1.9%), and vomiting (3.3% vs 0.8%). Among the lefamulin-treated subjects reporting each of these TEAEs, approximately 75% had mild events and the remainder had moderate events. The only severe gastrointestinal adverse event, which was also serious, was a case of inguinal hernia strangulated in a moxifloxacin-treated subject. There were no severe or serious gastrointestinal adverse events among lefamulin-treated subjects. Furthermore, gastrointestinal events led to study drug discontinuation for 3 lefamulin-treated subjects (due to vomiting or abdominal pain) and one moxifloxacin-treated subject (due to vomiting). One patient who had a positive clinical response to lefamulin was later diagnosed with a C. difficile infection during an extended hospital stay.

        The incidence of TEAEs leading to discontinuation of study drug was 3.3% for the lefamulin group and 2.4% for the moxifloxacin group.

        Serious TEAEs occurred in 4.6% of lefamulin-treated subjects and 4.9% of moxifloxacin-treated subjects, most frequently in the Infections and Infestations category (2.4% and 1.4%, respectively).

        In each treatment group, three (0.8%) subjects died by Day 28. Deaths of two additional lefamulin-treated subjects were reported after Day 28 (i.e., after the intended LFU Visit): one subject on Day 57 and one subject on Day 271. None of the deaths was assessed as related to study drug by the Investigators.

        No clinically meaningful trends or pattern of changes were identified in hematology or chemistry laboratory parameters. Two unique lefamulin-treated subjects had either an ALT or an aspartate aminotransferase (AST) value >10 × the upper limit of normal, or ULN; in both cases the transaminase increases were transient with no associated increase in serum bilirubin. No subjects met Hy's Law criteria.

        Electrocardiogram analyses demonstrated increases from baseline in the QTcF interval in both treatment groups, but the magnitude of the change in the lefamulin treatment group was smaller than that caused by moxifloxacin. In this study the mean change from baseline in QTcF interval at the steady state assessment was 9.5 msec for lefamulin and 11.6 msec for moxifloxacin. Post-baseline QTcF increases of >60 msec occurred in 1.1% of lefamulin-treated subjects and 1.9% of moxifloxacin-treated subjects. No associated cardiac arrhythmias of concern were observed. No adverse trends in vital signs in either treatment group were observed.

Phase 1 Pediatric Clinical Trial

        Not unlike treatment of infectious diseases in adults, the management of pediatric infections has become more difficult due to the continuing rise in resistance in bacteria. Further complicating antimicrobial selection in the pediatric population is the need for agents to be very well tolerated and available in a final dosage form that can be easily administered to children. Based upon the in vitro antimicrobial spectrum of activity, along with the safety profile observed to date, we believe lefamulin is appropriate for evaluation for the treatment of a variety of pediatric infections, including those affecting the respiratory tract and skin and skin structure. We have an agreed Pediatric Investigation Plan, or PiP, and Pediatric Study Plan, or PSP, with the EMA and FDA, respectively. Pediatric oral formulation development is ongoing and we initiated a Phase 1 clinical trial in pediatric patients in mid-2018.

Additional Potential Indications for Lefamulin

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

Prosthetic Joint Infections

        Infection occurs in approximately 1% of joint replacement surgeries. Although the incidence of infection has been decreasing, the total number of replacement operations has been rising, such that, overall, there is increasing morbidity. The majority of these infections are caused by three organisms: coagulase negative staphylococci, S. aureus (including MRSA) and streptococci, all organisms that are susceptible to lefamulin. The preferred treatment for joint infections with MRSA is vancomycin, with daptomycin and linezolid as alternatives. Vancomycin and daptomycin are administered only by IV for this indication, and linezolid has side effects that affect long term use. We believe that lefamulin could provide an alternative for both IV and oral therapy for these infections cases.

        Although we have no current plans to develop lefamulin for indications other than CABP, we may advance these programs in the clinic based on available funding.

CONTEPO Clinical Development Program

Overview

        CONTEPO is under development in the United States for the treatment of cUTI, including AP. The clinical development plan for CONTEPO utilized a modernized dosing regimen to optimize coverage of the predominant pathogens in hospital infections, including strains recognized by the CDC as an urgent or serious antibiotic resistant threat to public health in the United States. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as

ZEUS™), which met its primary endpoint of statistical non-inferiority to piperacillin/tazobactam in patients with cUTI, including acute pyelonephritis. The FDA has granted us a PDUFA target action date of April 30, 2019 for CONTEPO.

Phase 2/3 Clinical Trial

        The ZEUS Study was a multicenter, randomized, parallel-group, double-blind, pivotal Phase 2/3 clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of CONTEPO compared to PIP-TAZ in the treatment of hospitalized adults with cUTI or AP. PIP-TAZ is a combination antibiotic consisting of a broad-spectrum antibiotic, piperacillin, plus a Beta-lactamase inhibitor, tazobactam, which extends the antibiotic spectrum of piperacillin to include many Beta-lactamase-producing bacteria that have acquired resistance to piperacillin alone. PIP-TAZ is widely used to treat serious Gram-negative infections. The primary objective of the ZEUS Study was to demonstrate that CONTEPO was non-inferior to PIP-TAZ in overall success based on clinical cure and microbiologic eradication in the microbiologic modified intent-to-treat, or m-MITT, population at the test-of-cure visit, or TOC, which occurred on the 19th to 21st day after completion of seven days of treatment with the study drug, or after up to 14 days of treatment for patients with concurrent bacteremia. The m-MITT population consisted of 362 patients, each of whom met the study's inclusion criteria, was randomized, received any amount of study drug, and had one or more baseline Gram-negative pathogens growing at greater than or equal to 10(5) CFU/mL from an appropriately collected, pre-treatment baseline urine or blood sample. The primary endpoint was a composite of the investigator's determination of clinical cure, meaning complete resolution or significant improvement of signs and symptoms that were present at baseline and no new symptoms, such that no further antimicrobial therapy is warranted, plus microbiologic eradication, meaning that the baseline bacterial pathogen was reduced to less than 10(4) CFU/mL on urine culture and, if applicable, negative on repeat blood culture, both in the m-MITT population at TOC. Any missing or presumed eradications were classified as indeterminates, and conservatively counted as failures in the overall success analysis.

        All pathogens isolated from patients who had a baseline and TOC pathogen underwent blinded, post-hoc, pulsed-field gel electrophoresis, or PFGE, typing analysis. Microbiologic outcome was also defined utilizing the PFGE results, whereby microbiologic persistence required the same genus and species of baseline and post-baseline pathogens, as well as PFGE-confirmed genetic identity.

        Patients eligible for the trial were required to be 18 years of age or older and have cUTI or AP that was considered by the clinical investigator to be serious enough to require hospitalization and IV antibiotic therapy. The diagnosis was based on pyuria, or the presence of pus or white blood cells in the urine, and cUTI or AP with at least two additional symptoms such as chills, rigors, or warmth associated with fever, nausea or vomiting, painful, difficult or frequent urination, lower abdominal or pelvic pain, or acute flank pain. Patients with cUTI were also required to have at least one risk factor, such as use of intermittent or indwelling bladder catheterization; functional or anatomical abnormality of the urogenital tract; complete or partial hindrance of normal urine flow; blood urea nitrogen greater than 20 mg/dL, blood urea greater than 42.8 mg/dL, or serum creatinine greater than 1.4 mg/dL, due to known prior renal disease; or, in male patients, chronic urinary retention. A baseline urine culture specimen was obtained within 48 hours prior to randomization, and any indwelling bladder catheters were required to be removed or replaced, unless such removal was considered unsafe or contraindicated, before or within 24 hours after randomization.

        Eligible patients were randomly assigned to receive either CONTEPO (6 grams IV fosfomycin) or PIP-TAZ (4 grams piperacillin/0.5 grams tazobactam) as one-hour infusions three times daily for seven days, except patients with concurrent bacteremia, who could have received treatment for up to 14 days at the clinical investigator's discretion. Oral step down therapy was prohibited. Throughout the study, all patients were monitored for signs and symptoms of cUTI or AP and the occurrence of adverse events. Laboratory data, including chemistry panels, complete blood counts, electrocardiograms, and samples for urine and blood cultures were collected from all patients at specified times throughout the study.

        Of the total of 465 patients randomized across 92 sites in 16 countries, with studies conducted at 74 sites in 15 countries, 464 (99.8%) received at least one dose of the study drug. Of the 464 patients who received at least one dose of study drug, 233 patients were in the CONTEPO treatment group, and 231 patients were in the PIP-TAZ treatment group. The incidence of premature discontinuation from study drug was low and similar between treatment groups (6.0% in the CONTEPO treatment group compared to 3.9% in the PIP-TAZ treatment group), and the incidence of not completing the study through the last follow-up visit, or LFU, which occurred on the 24th through 28th day after completion of seven days of treatment with the study drug, or after up to 14 days of treatment for patients with concurrent bacteremia, was 5.2% in the CONTEPO group compared to 0.9% in the PIP-TAZ group.

        In the ZEUS Study, CONTEPO was non-inferior to PIP-TAZ for the primary efficacy outcome of overall success, which was defined as clinical cure and microbiologic eradication at TOC. Overall success occurred in 64.7% of CONTEPO patients and 54.5% of PIP-TAZ patients. The treatment difference between the CONTEPO and PIP-TAZ groups was 10.2%, with a 95% confidence interval (–0.4, 20.8). Additionally, the lower bound of the 95% confidence interval met the pre-specified non-inferiority margin of –15%, demonstrating that CONTEPO was non-inferior to PIP-TAZ in the study. In a post-hoc primary efficacy analysis using results of blinded PFGE molecular typing of urinary tract pathogens, this difference was even greater (69.0% CONTEPO patients compared to 57.3% PIP-TAZ patients, with a treatment difference of 11.7%, with a 95% confidence interval (1.3, 22.1). Overall success rates were driven by microbiologic eradication rates, as clinical cure rates were greater than 90% and treatment differences were small at TOC. Using the PFGE molecular typing, the microbiologic eradication rates in the m-MITT population at the TOC were 70.7% for patients receiving CONTEPO compared to 60.1% for patients receiving PIP-TAZ. These rates were consistent with those observed in some contemporary cUTI studies, and most patients with microbiologic persistence at TOC had identifiable reasons or risk factors for persistence, such as functional or anatomical abnormalities of the urogenital tract, recent or indwelling urinary tract catheterization, elevated minimum inhibitory concentration, or MIC, to the study drug received, abbreviated study drug therapy, or other underlying co-morbidities. Of note, a majority of patients with microbiologic persistence at TOC were clinical cures at TOC, did not require rescue antimicrobial therapy, and remained sustained cures at LFU.

        The identity and frequency of pathogens recovered at baseline from patients in the ZEUS Study were similar in both the CONTEPO and PIP-TAZ treatment groups. The most common pathogens identified were Enterobacteriaceae, identified in 96.2% of the CONTEPO patients and 94.9% of the PIP-TAZ patients, including E. coli, identified in 72.3% of the CONTEPO patients and 74.7% of the PIP-TAZ patients; K. pneumoniae, identified in 14.7% of the CONTEPO patients and 14.0% of the PIP-TAZ patients; Enterobacter cloacae species complex, identified in 4.9% of the CONTEPO patients and 1.7% of the PIP-TAZ patients; and Proteus mirabilis, identified in 4.9% of the CONTEPO patients and 2.8% of the PIP-TAZ patients. Gram-negative aerobes other than Enterobacteriaceae included Pseudomonas aeruginosa, which was identified in 4.3% of the CONTEPO patients and 5.1% of the PIP-TAZ patients, and Acinetobacter baumannii-calcoaceticus species complex, identified in 1.1% of the CONTEPO patients and no PIP-TAZ patients. These pathogens are representative of the pathogens that have been recovered in other studies of patients with cUTI or AP. For the predominant pathogens E. coli and K. pneumoniae, the clinical cure rates at TOC for CONTEPO were greater than 90% for both pathogens, and microbiologic eradication rates were 68.4%, or 72.9% with PFGE analysis, for E. coli, and 66.7% for K. pneumoniae on both a non-PFGE analysis and PFGE analysis-basis.

        A total of 42.1% of CONTEPO patients and 32.0% of PIP-TAZ patients experienced at least one TEAE. Most TEAEs were mild or moderate in severity, and severe TEAEs were uncommon (2.1% of

CONTEPO patients and 1.7% of PIP-TAZ patients). The most common TEAEs in both treatment groups were transient, asymptomatic laboratory abnormalities and gastrointestinal events. Treatment-emergent serious adverse events, or SAEs, were uncommon in both treatment groups (2.1% of CONTEPO patients and 2.6% of PIP-TAZ patients). There were no deaths in the study and one SAE in each treatment group was deemed related to the study drug (hypokalemia in a CONTEPO patient and renal impairment in a PIP-TAZ patient), leading to study drug discontinuation in the PIP-TAZ patient. Study drug discontinuations due to TEAEs were infrequent and similar between treatment groups (3.0% of CONTEPO patients and 2.6% of PIP-TAZ patients).

        The most common laboratory abnormality TEAEs were increases in the levels of alanine aminotransferase (8.6% of CONTEPO patients and 2.6% of PIP-TAZ patients) and aspartate transaminase (7.3% of CONTEPO patients and 2.6% of PIP-TAZ patients). None of the aminotransferase elevations were symptomatic or treatment-limiting, and none of the patients met the criteria for Hy's Law. Outside of the United States, elevated liver aminotransferases are listed among undesirable effects in labeling for IV fosfomycin.

        Hypokalemia occurred in 71 of 232 (30.6%) CONTEPO patients and 29 of 230 (12.6%) PIP-TAZ patients. Most decreases in potassium levels were mild to moderate in severity. Shifts in potassium levels from normal at baseline to hypokalemia, as determined by worst post-baseline hypokalemia values, were more frequent in the CONTEPO group than the PIP-TAZ group for mild (17.7% compared to 11.3%), moderate (11.2% compared to 0.9%), and severe (1.7% compared to 0.4%) categories of hypokalemia. Hypokalemia was deemed a TEAE in 6.4% of patients receiving CONTEPO and 1.3% of patients receiving PIP-TAZ, and all cases were transient and asymptomatic. While no significant cardiac adverse events were observed in the ZEUS Study, post-baseline QT intervals calculated using Fridericia's formula, or QTcF, of greater than 450 to less than or equal to 480 msec (baseline QTcF of less than or equal to 450 msec) occurred at a higher frequency in CONTEPO patients (7.3%) compared to PIP-TAZ patients (2.5%). In the CONTEPO arm, these results appear to be associated with the hypokalemia associated with the salt load of the IV formulation.

Phase 1 Pediatric Clinical Trial

        In June 2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. A total of 24 patients are expected to be enrolled at up to ten clinical sites in the United States. We anticipate completing enrollment in this trial in late 2020.

Potential Additional Indications for CONTEPO

        Fosfomycin has a long history of use outside the United States in a variety of indications beyond cUTI. The FDA has granted both Fast Track and QIDP designations for the investigation of CONTEPO for the following indications in addition to cUTI:

  •
  Complicated intra-abdominal infections (cIAI)

  •
  Hospital-acquired bacterial pneumonia (HABP)

  •
  Ventilator-associated bacterial pneumonia (VABP)

  •
  Acute bacterial skin and skin structure infections (ABSSSI)

        Although we have no current plans to develop CONTEPO for indications other than cUTI, including AP, these designations make CONTEPO eligible for Fast Track and GAIN incentives. We may advance these programs in the clinic based on available non-dilutive funding.

        In August 2017, Zavante entered into an agreement with the United States National Institute of Allergy and Infectious Diseases, or NIAID, under which NIAID will conduct a clinical trial to assess CONTEPO's intrapulmonary penetration and pharmacokinetics in support of the product candidate's potential future development as a treatment for HABP and VABP. This bronchoalveolar lavage study, or the BAL study, will measure CONTEPO's pulmonary penetration by assessing drug concentrations in the lining of study subjects' bronchial pathways. Diffusion and saturation of antibiotics in patients' airways are considered important factors in assessing a drug's ability to effectively treat lower-respiratory tract infections. Prior preclinical and clinical investigations of IV fosfomycin have demonstrated that the product candidate penetrates rapidly into tissues and achieves clinically relevant concentrations in urine, soft tissues, lungs and other organs, supporting CONTEPO's potential versatility as an antibiotic treatment option. The protocol for the BAL study is currently under development in conjunction with NIAID, and we anticipate that the study will be initiated in mid-2019.

License Agreement with Sinovant Sciences

        In March 2018, we entered into a license agreement, or the License Agreement, with Sinovant Sciences, Ltd. or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the Licensed Products, in the People's Republic of China, Hong Kong, Macau, and Taiwan (together the "Territory"). We retain development and commercialization rights in the rest of the world.

        Under the License Agreement, Sinovant and our subsidiaries established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. We received a $5.0 million upfront payment pursuant to the terms of the License Agreement and are eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People's Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, we will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

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

        Unless earlier terminated, the License Agreement will expire upon the expiration of the last royalty term for the last Licensed Product in the Territory, which we expect will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non-exclusive, fully-paid, royalty-free and irrevocable. The License Agreement may be terminated in its entirety by Sinovant upon 180 days' prior written notice at any time. Either party may, subject to specified cure periods, terminate the License Agreement in the event of the other party's uncured material breach. Either party may also terminate the License Agreement under specified circumstances relating to the other party's insolvency. We have the right to terminate the License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates

(subject to specified cure periods). The License Agreement contemplates that the we will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

Commercialization Strategy

        Other than in greater China where we have licensed development and commercialization rights to lefamulin, we own exclusive, worldwide rights to lefamulin and U.S. rights to CONTEPO. We expect that our initial target population for lefamulin will consist of patients with moderate to severe CABP whose antibiotic treatment is hospital-initiated. If lefamulin receives marketing approval from the FDA for the treatment of CABP, we plan to pursue commercialization strategies that maximize the value of lefamulin in the United States with our own targeted hospital sales and marketing organization that we plan to expand beyond its current levels. Based on our market research, we believe lefamulin has an innovative profile supporting adoption in the United States for adult hospital- initiated CABP patients, treated both as in-patients as well as outpatient-transition of care from the hospital to the community, which we believe represents a significant commercial opportunity. We believe that we will be able to effectively communicate lefamulin's differentiating characteristics and key attributes to clinicians, hospital pharmacies and payors with the goal of establishing favorable reimbursement for outpatients as well as a favorable formulary status in targeted hospitals. Additionally, we believe that our plans for an initial targeted hospital-focused sales force should allow us to address—on our own—the hospital-initiated treatment market for CABP in the United States in an efficient and effective way. There is also a significant opportunity for lefamulin to be used in the community for CABP patients, given its versatile profile, and this may represent a future expanded use. We plan to continue our pre-commercialization activities to prepare for a potential commercial launch of lefamulin, subject to receiving marketing approval in the United States. Outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin.

        Along with additional market research, we believe that medical education will be a key component of our commercialization efforts and, following potential commercial launch, plan to invest in these activities to optimize the commercial potential of lefamulin. With a targeted initial prescribing base predominantly in the hospital setting, we expect that a targeted hospital sales and marketing organization would be relatively smaller than competitors who are focused on both the hospital and community prescribing base. We believe that lefamulin's novel mechanism of action, status as the only member of a new class of systemically administered pleuromutilins and anticipated clinical profile will support its potential favorable reimbursement, its potential inclusion on formularies and in local and national treatment guidelines, subject to and following marketing approval.

        We plan to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance our product candidates, build our product pipeline and concurrently advance a range of research and development programs for a variety of indications outside the United States.

        We own exclusive U.S. rights to CONTEPO. Our strategic intention, supported by CONTEPO's differentiated profile, is to establish CONTEPO as the standard of care in the United States for hospitalized patients with serious infections caused by suspected or confirmed MDR bacteria. We plan to use a targeted sales force to promote CONTEPO to hospital-based healthcare professionals in key locations within the United States where MDR infections, including CRE, are concentrated. These include roughly 900 hospitals in high resistance locations such as New York City, Los Angeles and Chicago, and other major population centers.

        We currently have a team of regional business directors and medical science liaisons in the field performing educational and market development activities, respectively, for lefamulin and CONTEPO.

We initially plan to use a targeted hospital-based sales force to promote both lefamulin formulations and CONTEPO, if approved.

Manufacturing

        We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of lefamulin, CONTEPO, or any of the other compounds that we are evaluating in our discovery program. We currently rely, and expect to continue to rely, on third parties for the manufacture of lefamulin, CONTEPO and any further products that we may develop. We have significant in-house knowledge and experience in (i) the relevant chemistry associated with our product candidates; and (ii) the relevant manufacturing and supply chain processes associated with the commercial supply of our product candidates. In addition to these internal resources, we engage third-party consultants, to assist in the management of our third-party manufacturers.

        We have engaged a limited number of third-party manufacturers to provide all of our starting materials, drug substance and finished product for use in clinical trials. The active pharmaceutical ingredients, or API, and drug products have been produced under master service contracts and specific work orders from these manufacturers pursuant to agreements that include specific supply timelines and volume and quality expectations. We choose the third-party manufacturers of the drug substance based on the volume required and the regulatory requirements at the relevant stage of development. All lots of drug substance and drug products used in clinical trials are manufactured under current good manufacturing practices. Separate third-party manufacturers have been responsible for fill and finish services, and for labeling and shipment of the final drug product to the clinical trial sites.

Lefamulin

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

        In November 2018 we entered into a long-term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of lefamulin API. Under this agreement Arran is required to manufacture and supply, and we are required to purchase from Arran the amount forecast for the first six months of a twelve-month rolling forecast provided monthly by us. The agreement term expires on November 12, 2023 and continues thereafter unless terminated by either party with not less than twelve months written notice. Either party may terminate the agreement for the other party's uncured material breach or upon the occurrence of insolvency or bankruptcy events. The agreement includes customary supply terms including material specifications, price, payment terms, demand forecasting, delivery mechanics, and quality assurance.

        We have entered into a long-term commercial supply agreement with Hovione Limited, or Hovione, for the supply of lefamulin API. Under this agreement, Hovione is required to manufacture and supply and we are required to purchase from Hovione a specified percentage of our commercial requirements of lefamulin API. The agreement expires on November 22, 2025, subject to automatic renewal for successive two-year periods. Either party may elect not to renew the agreement by providing two-year prior written notice before the end of the initial term or the then-current renewal term. Either party may terminate the agreement for the other party's uncured material breach or upon the occurrence of specified bankruptcy events.

        The agreement includes customary supply terms, including product specifications, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. We are required to purchase a minimum of 750 kg to 1,500 kg per year of lefamulin API dependent on potential regulatory approval timing. Under the agreement, we have also negotiated a quality technical agreement pursuant to which Hovione will conduct all quality control and release testing for the pleuromutilin produced under the agreement.

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

        The agreement includes customary supply terms, including product specifications, batch size requirements, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality agreement pursuant to which Patheon will conduct all quality control testing for the IV vials of lefamulin.

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

        In August 2018, we entered into a commercial packaging and supply agreement, or the Packaging Agreement with Sharp Corporation, or Sharp, for the commercial packaging of lefamulin acetate for oral and intravenous administration. Under the Packaging Agreement, Sharp has agreed to provide certain packaging services to us, including labeling, serialization and final packaging of the packaged products.

        The Packaging Agreement has an initial five-year term ending December 31, 2023 and will automatically renew after the initial term for additional one-year terms unless either party gives notice of its intention to terminate the Packaging Agreement at least 90 days prior to the end of the then-current term. In addition, either party may terminate the Packaging Agreement for the other party's uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings and governmental actions, in each case subject to notice, cure periods and other conditions set forth in the Packaging Agreement.

        The Packaging Agreement includes customary supply terms, including product specifications, batch size requirements, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality agreement pursuant to which Sharp will conduct quality control testing for the packaged products.

        These six commercial supply agreements relating to lefamulin are filed as exhibits to this Form 10-K. Other than these six agreements, we do not have long-term agreements with any other third parties for the manufacture of commercial supplies of lefamulin, but we intend to enter into additional agreements with third-party contract manufacturers for additional commercial supplies of lefamulin pending potential regulatory approval.

        Lefamulin is a semi-synthetic organic compound of low molecular weight. The pleuromutilin core of the molecule is produced by fermentation and is manufactured on a significant scale by various manufacturers. The second part of the molecule is established from a readily accessible chiral starting material. We have selected the lefamulin based on its efficacy and safety profile, although it is also associated with reasonable cost of goods, ready availability of starting materials and ease of synthesis. The development stage production of lefamulin was carried out at a significant scale and we believe, if required, the synthetic route to lefamulin is amenable to further scale-up. The synthetic route does not require unusual, or specialized, equipment in the manufacturing process. Therefore, if any of our current or future drug substance manufacturers were to become unavailable for any reason, we believe there are a number of potential replacements, although delays may be incurred in identifying and qualifying such replacements.

  CONTEPO

        Effective July 28, 2016, Zavante, Laboratorios ERN, S.A. ("ERN") and Ercros, S.A. ("Ercros") entered into an amended and restated three-way agreement (the "Three-Way Agreement"), which established the basis for related supply agreements with ERN and Ercros in anticipation of FDA approval of fosfomycin disodium and succinic acid injection for intravenous use filled, finished and packaged into containers for use by end users ("Product") in the United States. Pursuant to the Three-Way Agreement, Zavante has the direct responsibility for the manufacture and supply of the commercial Product in the United States.

        Under the Three-Way Agreement, (i) ERN has agreed to provide Zavante with certain technical documentation (Technical Documentation") and data required for submission of an NDA or Abbreviated New Drug Application("ANDA"), as applicable, for the Product , and other assistance in connection with the submission of an NDA or ANDA, pursuant to the ERN Supply Agreement (as defined below); (ii) Ercros has agreed to provide Zavante with certain Technical Documentation and the manufacture and supply of a blend of fosfomycin disodium and succinic acid (the "API Mixture") for the manufacture of the Product, pursuant to the terms of the Ercros Supply Agreement (as defined below); and (iii) Zavante has agreed to obtain the commercial supply of the Product, under one or more separate agreements with third party manufacturers. The rights and obligations of each of the parties are set forth in each of the ERN Supply Agreement and the Ercros Supply Agreement.

        In addition, pursuant to the Three-Way Agreement, Zavante is required to (i) contract with one or more third party manufacturers to provide quantities of the Product required by Zavante for commercial sale in the United States, perform validation activities as required by the FDA, and obtain FDA approval of such third party manufacturer's facilities and quality systems; (ii) use commercially reasonable efforts to file an NDA within one year of its receipt of all Technical Documentation for the NDA from ERN and Ercros; (iii) obtain and own all trademarks to be used for the Product in the United States and (iv) bear the cost and manage all clinical trials necessary for obtaining FDA approval of the Product and keep ERN and Ercros updated regarding the progress of such clinical trials.

        The Three-Way-Agreement will continue in force and effect until the Ercros Supply Agreement and the ERN Supply Agreement have both been terminated or expired in accordance with the respective terms therein, or if the Three-Way Agreement is terminated upon mutual written agreement of all of the parties. The Three-Way Agreement contains, among other provisions, customary provisions relating to legal compliance and publicity.

        Effective July 28, 2016, Zavante and Ercros entered into a manufacturing and supply agreement (the "Ercros Supply Agreement") pursuant to the Three-Way Agreement. Under the Ercros Supply Agreement, Ercros has agreed, pursuant to purchase orders entered into under the Ercros Supply Agreement, to manufacture (i) the exclusive supply of the API Mixture for Zavante in support of filing an NDA or an ANDA, as applicable, and (ii) the commercial supply of fosfomycin disodium and succinic acid injection for intravenous use in the United States. In addition, Ercros has agreed to provide access to certain technical documentation as may be requested by Zavante in connection with the filing of an NDA.

        The Ercros Supply Agreement has an initial ten-year term ending July 28, 2026 and will automatically renew after the initial term for additional two-year terms unless either party gives notice of its intention to terminate the Ercros Supply Agreement at least 18 months prior to the end of the then-current term. Either party may terminate the Ercros Supply Agreement for the other party's uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings, governmental actions and legal proceedings, in each case subject to notice, cure periods and other conditions set forth in the Ercros Supply Agreement.

        The Ercros Supply Agreement contains customary supply terms, including requirements forecasting, purchase orders, product specifications, price, payment terms, delivery mechanics and quality insurance. In addition, the Ercros Supply Agreement contains, among other provisions, customary representations and warranties by the parties, a grant by Ercros to Zavante of certain limited license rights to Ercros' intellectual property in connection with Zavante's performance under the Ercros Supply Agreement, certain indemnification rights in favor of both parties and customary confidentiality provisions.

        Under the Ercros Supply Agreement, Zavante and Ercros have also entered into a quality agreement, pursuant to which Ercros will conduct all quality control and release testing for the API Mixture produced under the Ercros Supply Agreement.

        Effective July 28, 2016, Zavante and ERN entered into an amended and restated pharmaceutical manufacturing and exclusive supply agreement, as amended on December 1, 2016, March 1, 2017, May 1, 2017 and December 20, 2017, pursuant to the Three-Way Agreement (the ERN Supply Agreement). Under the ERN Supply Agreement, each party is required to use commercially reasonable efforts to complete certain development activities required for submission of an NDA or an ANDA for fosfomycin sodium and succinic acid (the bulk formulation of CONTEPO). In addition, ERN has agreed to provide to Zavante (i) certain technical documentation and data as required by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use's guidelines and the FDA for submission of an NDA or an ANDA for the bulk formulation of CONTEPO, and (ii) certain regulatory support in connection with the bulk formulation of CONTEPO sold or intended for commercial sale and human use.

        Upon the first commercial sale of the bulk formulation of CONTEPO, Zavante is obligated to make a one-time cash payment to ERN and subsequent quarterly payments thereafter based on the number of vials of the bulk formulation of CONTEPO sold during each calendar quarter.

        The ERN Supply Agreement has an initial ten-year term ending July 28, 2026 and will automatically renew after the initial term for additional two-year terms unless either party gives notice of its intention to terminate the ERN Supply Agreement at least 18 months prior to the end of the then-current term. Either party may terminate the ERN Supply Agreement by mutual written agreement and for the other party's uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings and governmental actions, in each case subject to notice, cure periods and other conditions set forth in the ERN Supply Agreement.

        The ERN Supply Agreement contains, among other provisions, customary representations and warranties by the parties, a grant to each party by the other party of certain limited license rights to such other party's intellectual property in connection with the parties' performance of the services under the ERN Supply Agreement, certain indemnification rights in favor of both parties and customary confidentiality provisions.

        On April 25, 2017, Zavante and Fisiopharma, S.r.l. ("Fisiopharma") entered into a manufacturing and supply agreement, as amended on May 8, 2017 (the "Fisiopharma Supply Agreement"). Under the Fisiopharma Supply Agreement, Fisiopharma has agreed, pursuant to purchase orders entered into under the Fisiopharma Supply Agreement, to manufacture and supply fosfomycin disodium for intravenous injection in bulk drug vials (the "Bulk Drug Vials") to Zavante in support of filing an NDA or an ANDA, as applicable, and a specified percentage of Zavante's commercial requirements of Bulk Drug Vials for the United States.

        The Fisiopharma Supply Agreement has an initial ten-year term ending April 25, 2027 and will automatically renew after the initial term for additional one-year terms unless Zavante gives notice of its intention to terminate the Fisiopharma Supply Agreement at least six months prior to the end of the then-current term. Either party may terminate the Fisiopharma Supply Agreement for the other party's uncured material breach or upon the occurrence of specified bankruptcy events, and Zavante may terminate the Fisiopharma Supply Agreement upon the occurrence of other specified events, including with respect to governmental actions and legal proceedings instituted against Fisiopharma, in each case subject to notice, cure periods and other conditions set forth in the Fisiopharma Supply Agreement.

        The Fisiopharma Supply Agreement contains customary supply terms, including requirements forecasting, purchase orders, product specifications, price, payment terms, delivery mechanics and quality insurance. In addition, it contains, among other provisions, customary representations and warranties by the parties, a grant to Fisiopharma of certain limited license rights of Zavante's intellectual property in connection with Fisiopharma's performance of services under the Fisiopharma Supply Agreement, certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

        Under the Fisiopharma Supply Agreement, Zavante and Fisiopharma have also entered into a quality control agreement, pursuant to which Fisiopharma will conduct all quality control and release testing for the bulk drug vials produced under the Fisiopharma Supply Agreement. Any default under the quality control agreement constitutes a default under the Ercros Supply Agreement.

        On December 26, 2017, Zavante entered into a commercial packaging agreement (the "PCI Packaging Agreement") with AndersonBrecon Inc., doing business as PCI of Illinois ("PCI") for the commercial packaging of fosfomycin disodium for intravenous injection in bulk drug vials (the "Packaged Product"). Under the PCI Packaging Agreement, PCI has agreed to provide certain packaging services to Zavante, including labeling, serialization and final packaging of the PCI Packaged Product.

        The PCI Packaging Agreement has an initial three-year term ending December 26, 2020 and will automatically renew after the initial term for additional one-year terms unless either party gives notice of its intention to terminate the PCI Packaging Agreement at least 120 days prior to the end of the then-current term. In addition, either party may terminate the PCI Packaging Agreement for the other party's uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings and governmental actions, in each case subject to notice, cure periods and other conditions set forth in the PCI Packaging Agreement.

        The PCI Packaging Agreement contains customary supply terms, including product specifications, price, payment terms, delivery mechanics and quality insurance. In addition, it contains, among other provisions, customary representations and warranties by the parties, a grant to PCI of certain limited license rights of Zavante's intellectual property in connection with PCI's performance of services under the PCI Packaging Agreement certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

        Under the PCI Packaging Agreement, Zavante and PCI have also entered into a contract services quality agreement, which governs the responsibilities of each party regarding the quality aspects of packaging and release of PCI Packaged Product.

        These five commercial supply agreements relating to CONTEPO are filed as exhibits to this Form 10-K. Other than these five agreements, we do not have long-term agreements with any other third parties for the manufacture of commercial supplies of CONTEPO, but we intend to enter into additional agreements with third-party contract manufacturers for additional commercial supplies of CONTEPO pending potential regulatory approval.

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

        There are a variety of available therapies marketed for the treatment of CABP. Currently, the treatment of CABP is dominated by generic products. For hospitalized patients, combination therapy is frequently used. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. We also are aware of various drugs under development for the treatment of CABP, including omadacycline which was launched in February 2019 by Paratek Pharmaceuticals Inc., delafloxacin which was approved by the FDA in June 2017 for ABSSSI, and is marketed by Melinta Therapeutics Inc. which also have an ongoing Phase 3 clinical trial of delafloxacin for CABP and oral nafithromycin which is in Phase 2 clinical development by Wockhardt Ltd.

        If approved, we expect CONTEPO will face competition from commercially available antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline, plazomicin, from other product candidates currently in development for the treatment of cUTI, including AP, such as imipenem-relebactam (under Phase 3 clinical development by Merck), cefiderocol (under Phase 3 clinical development by Shionogi), ETX0282-cefpodoxime proxetil (under development by Entasis Therapeutics), and LYS228 (under development by Boston Pharma), as well as generically available agents including carbapenems, aminoglycosides, and polymyxins.

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

        As of January 31, 2019, we owned 22 different families of patents and patent applications, including 21 families directed to the various pleuromutilin derivatives as compositions of matter, processes for their manufacture, and their use in pharmaceutical compositions and methods of treating disease. The remaining family is directed to ß-lactamase inhibitors. Our patent portfolio includes 23 issued U.S. patents, 23 granted European patents and 18 granted Japanese patents, as well as patents in other jurisdictions. We also have pending patent applications in the United States, Europe, Japan and other countries and regions, including Asia, Australia, Eastern Europe, and South America, including notably Canada, Brazil, China, Israel, India and Taiwan among others.

        All of these patents and patent applications are assigned solely to us and were either originally filed by us or originally filed by Sandoz and subsequently assigned to us.

        As of January 31, 2019, our lead product candidate, lefamulin, was protected by the following seven patent families:

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

  •
  The third patent family includes patents and applications with claims directed to the processes for the manufacture of lefamulin, crystalline intermediates useful in the processes, and the resulting crystalline salts. This family includes 16 granted patents including issued patents in the United States, Europe and Japan and 13 pending patent applications one each in Europe and Japan and 13 in other jurisdictions. The standard term for patents in this family expires in 2031.

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

  •
  A further patent family is directed to pharmaceutical compositions of lefamulin and covers 17 pending patent applications in various jurisdictions.

  •
  The seventh patent family covers methods for purification of pleuromutilins and the PCT-application was recently published.

        Our second most advanced product candidate, BC-7013, is covered specifically in one patent family with patents granted in the United States, Europe and Japan, as well as nine other jurisdictions, and pending patent applications in other jurisdictions. The standard term for patents in this family expires in 2027.

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

        Zavante holds one issued United States patent (U.S. 9,345,717) directed to methods for identifying dosing regimens that decrease the potential for on-therapy drug resistance. Additionally, Zavante has filed a patent application based on results from the ZEUS Study that relates to methods for treating patients with resistant bacterial infections and, specifically, Gram-negative bacterial infections. However, this patent may not ensure exclusivity through the patent term and we may not be able to secure any additional patent protection. We plan to rely on regulatory protection afforded to CONTEPO through orphan drug designations, data exclusivity, and market exclusivity where available.

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

Government Regulation

        Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, pricing, reimbursement, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

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

        An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following before a product candidate will be approved by the FDA:

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

        Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA's internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments.

        The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

  Expanded Access to an Investigational Drug for Treatment Use

        Expanded access, sometimes called "compassionate use," is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

        When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

        On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

        In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Submission of an NDA to the FDA

        Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,154. Exceptions or waivers for these fees exist for a small company (fewer than 500 employees, including employees and affiliates) satisfying certain requirements and products with orphan drug designation for a particular indication are not subject to a fee provided there are no other intended uses in the NDA.

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

        The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug's safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product's prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug's labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers' communications and prohibit the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

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

        The additional five years of exclusivity under the GAIN Act for drug products designated by the FDA as QIDPs applies only to a drug that is first approved on or after July 9, 2012. Additionally, the five year exclusivity extension does not apply to: a supplement to an application under FDCA Section 505(b) for any QIDP for which an extension is in effect or has expired; a subsequent application filed with respect to a product approved by the FDA for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength; or a product that does not meet the definition of a QIDP under Section 505(g) based upon its approved uses. The FDA has designated IV fosfomycin, and each of the IV and oral formulations of lefamulin as a QIDP and also granted fast track designations.

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

Regulation Outside the United States

        In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not we obtain FDA approval for lefamulin, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

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

        In April 2014, the E.U. passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. The Regulation was published on June 16, 2014 but is not expected to apply until later in 2019. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for the old system.

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

Conditional Approval

        In specific circumstances, E.U. legislation (Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products), if (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

        The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the E.U. If no formal withdrawal agreement is reached between the United Kingdom and the E.U., then it is expected the United Kingdom's membership of the E.U. will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the E.U. Discussions between the United Kingdom and the E.U. focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the E.U. on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

  General Data Protection Regulation

        The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.U., including personal health data, is subject to the E.U. General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the E.U., including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

  •
  the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

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

        Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain

ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole".

        The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

        Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers' ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare's drug-pricing dashboard to increase transparency; prohibit Part D contracts that include "gag rules" that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

        At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees

        As of January 31, 2019, we had 110 employees, 1 employee was based in Dublin, Ireland, 39 of our employees are located in Vienna, Austria and 70 of our employees located in the U.S., with 47 located in King of Prussia, Pennsylvania and the remaining 23 employees in the field.

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

        Since inception, we have incurred significant operating losses. Our net losses were $114.8 million for the year ended December 31, 2018, $74.4 million for the year ended December 31, 2017 and $54.9 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $394.0 million. To date, we have financed our operations primarily through the sale of our equity securities, loans, including convertible loans, and research and development support from governmental grants and loans. We have devoted most of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts and commercialization of lefamulin and CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

        We expect to continue to invest in critical pre-commercialization activities prior to potentially receiving marketing approval and making lefamulin and CONTEPO available to patients.

        We initiated our first Phase 3 global, pivotal clinical trial of lefamulin, which we refer to as Lefamulin Evaluation Against Pneumonia 1, or LEAP 1, in September 2015, and we initiated our second Phase 3 global, pivotal clinical trial of lefamulin, which we refer to as Lefamulin Evaluation Against Pneumonia 2, or LEAP 2, in April 2016. In September 2017, we announced positive topline results for LEAP 1. In May 2018, we announced positive topline results from LEAP 2. LEAP 2 evaluated the safety and efficacy of five days of oral lefamulin compared to 7 days of oral moxifloxacin in adult patients with moderate community-acquired bacterial pneumonia, or CABP. We submitted two

NDAs for marketing approval of lefamulin for the treatment of CABP in adults in the United States in December 2018. We also expect to submit a marketing authorization application, or MAA, for lefamulin for the treatment of CABP in adults in Europe in the first half of 2019. We also continue to characterize the clinical pharmacology of lefamulin. If we obtain marketing approval of lefamulin for CABP or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

        In June 2016, the first patient was enrolled by Zavante in its pivotal ZTI-01 Efficacy and Safety Study of CONTEPO, which we refer to as the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. The ZEUS Study was a multicenter, randomized, parallel-group, double-blind Phase 2/3, pivotal clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of seven days of treatment, or up to 14 days of treatment for patients with concurrent bacteremia, with CONTEPO compared to piperacillin-tazobactam, or PIP-TAZ, in the treatment of hospitalized adults with cUTI or acute pyelonephritis, or AP. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA's 505(b)(2) pathway, in October 2018. In June 2018, Zavante initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. We anticipate completing enrollment in this study in late 2020. We also intend to continue to characterize the clinical pharmacology of CONTEPO. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

        On July 24, 2018, we completed our Acquisition of Zavante. Upfront consideration in connection with the Acquisition was 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that are issuable upon release of the Holdback Shares subject to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us up to $97.5 million in contingent consideration, consisting of the Approval Milestone Payment and the Net Sales Milestone Payment, subject to the terms and conditions of the Merger Agreement. In connection with the Acquisition, we assumed certain payment obligations under the Stock Purchase Agreement and Zavante manufacturing agreements acquired in the Acquisition. See "—Risks Related to Our Acquisition of Zavante—We may fail to realize the anticipated benefits of our Acquisition of Zavante, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties."

        In addition, our expenses will increase if and as we:

  •
  initiate or continue the research and development of lefamulin and CONTEPO for additional indications and of our other product candidates;

  •
  seek to develop additional product candidates;

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
  incur additional debt;

  •
  establish and expand manufacturing arrangements with third parties; and

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development, our operations as a larger company following the Acquisition and our operations as a public company in addition to our planned future commercialization efforts.

        Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for CONTEPO before April 2019 or for lefamulin before August 2019, if at all. This will require us to be successful in a range of challenging activities, including:

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

        Furthermore, we expect to continue to incur additional costs to service our current debt and any potential future draws on the Loan Agreement (as defined below) and costs associated with operating as a public company and as a company with a commercial rather than a research and development focus. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

        We expect that our cash, cash equivalents and short-term investments as of December 31, 2018, proceeds from the sale of ordinary shares under the our ATM Agreement (as defined below) of $5.9 million in the first quarter of 2019, as well as a $1.5 million milestone payment received in February 2019 under our license agreement with Sinovant Sciences, Ltd., and research premiums from the Austrian government for our qualified research and development expenditures, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO.

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

  •
  interest expense on our debt and the eventual repayment of our debt obligations;

  •
  the costs of operating as a company with a commercial rather than a research and development focus; and

  •
  the costs of operating as a public company in the United States.

        Our commercial revenues, if any, will be derived from sales of lefamulin, CONTEPO or any other products that we successfully develop, in-license or acquire, none of which we expect to be commercially available before April 2019, if at all. In addition, if approved, lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.

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

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and funding from local and international government entities and non-government organizations in the disease areas addressed by our product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a security holder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt service obligations under any debt financings may limit the availability of our cash for other purposes, and we may be unable to make interest payments or repay the principal of such debt financings when due.

        On March 16, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50,000,000 from time to time through Cantor Fitzgerald under an "at-the-market" offering program. As of December 31, 2018, $25.8 million remained available for sale under our ATM Agreement. As of March 1, 2019, $20.2 million remained available for sale under the ATM Agreement. If a large number of our ordinary shares is sold in the public market after they become eligible for sale or if we make additional sales under our "at-the-market" offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

        In addition, in connection with the closing of the Acquisition, we issued 7,336,906 of our ordinary shares to former Zavante stockholders as initial upfront consideration. An additional 815,186 of ordinary shares will be issued to former Zavante Stockholders upon release of the Holdback Shares, subject to reduction in respect of certain indemnification and other obligations pursuant to the Merger Agreement. The shares that were issued in connection with the closing of the Acquisition are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. While the Holdback Shares will be restricted as a result of securities laws at the time of issuance, following expiration of applicable holding periods, the Holdback Shares will also be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones. The issuance of our ordinary shares to satisfy the milestone payments will cause dilution to our equity holders, and the sale or resale of these shares in the public market, or the market's expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

        Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, and preparing and filing NDAs for our product candidates. We have not yet demonstrated our ability to obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

         Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

        On December 20, 2018, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., as administrative agent, collateral agent and lender, pursuant to which an aggregate principal amount of up to $75.0 million is available to us. As of December 31, 2018, we have drawn down on the initial term loan advance under the Loan Agreement of $25.0 million.

        All obligations under the Loan Agreement are secured by substantially all of our personal property, intellectual property and other assets owned or later acquired. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

  •
  the need to repay our indebtedness by making payment of interest only initially and then interest and principal, which will reduce the amount of funds available to finance our operations, our research and development efforts and our general corporate activities; and

  •
  our failure to comply with the restrictive covenants in the Loan Agreement or the occurrence of an event that has a material adverse effect on our business, operations, properties, assets, condition, our ability to pay any amounts due, the collateral securing our obligations under the Loan Agreement or the ability of Hercules to enforce any of its rights under the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and the lenders could seek to enforce its security interest in the assets securing such indebtedness.

        To the extent additional debt is added to our current debt levels, the risks described above could increase.

         We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

        Failure to satisfy our current and future debt obligations under the Loan Agreement could result in an event of default and, as a result, the lenders under the Loan Agreement could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, the lenders could seek to enforce their security interests in the assets securing such indebtedness.

         We are subject to certain restrictive covenants which, if breached, could have a material adverse effect on our business and prospects.

        The Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

  •
  declare dividends or redeem or repurchase equity interests;

  •
  incur additional indebtedness and liens;

  •
  make loans and investments;

  •
  engage in mergers, acquisitions and asset sales;

  •
  certain transactions with affiliates

  •
  undergo a change in control;

  •
  add or change business locations; and

  •
  settle in cash potential milestone payment obligations that may become payable by us in the future to former security holders of Zavante.

        We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. These restrictive covenants may prevent us from undertaking an action that we feel is in the best interests of our business. In addition, if we were to breach any of these restrictive covenants, Hercules could accelerate our indebtedness under the Loan Agreement or enforce its security interest against our assets, either of which would materially adversely affect our ability to continue to operate our business.

         We have relied on, and expect to continue to rely on, certain government grants and funding from the Austrian government. Should these funds cease to be available, or our eligibility be reduced, or if we are required to repay any of these funds, this could impact our ongoing need for funding and the timeframes within which we currently expect additional funding will be required.

        As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $4.7 million for the year ended December 31, 2017 and $5.9 million for the year ended December 31, 2016. We have not received any research premium for our qualified 2018 expenditures as of December 31, 2018. As we increase our personnel and expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Risks Related to Product Development and Commercialization

         We depend heavily on the success of, lefamulin, which we are developing for CABP and potentially other indications, and CONTEPO, which we are developing for cUTI, including AP. If we are unable to obtain marketing approvals for lefamulin or CONTEPO, or if thereafter we fail to commercialize lefamulin or CONTEPO or experience significant delays in doing so, our business will be materially harmed.

        We have invested a significant portion of our efforts and financial resources in the development of lefamulin and, more recently, in CONTEPO. There remains a significant risk that we will fail to successfully develop lefamulin for CABP or any other indication or CONTEPO for cUTI or any other indication.

        In September 2017, we announced positive topline results for LEAP 1. In May 2018, we announced positive topline results from LEAP 2. We submitted two new drug applications, or NDAs, for marketing approval of lefamulin for the treatment of CABP in adults in the United States in December 2018. We also expect to submit a marketing authorization application, or MAA, for lefamulin for the treatment of CABP in adults in Europe in the first half of 2019. In mid-2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of IV lefamulin in pediatric subjects 12 to 18 years of age.

        In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA's 505(b)(2) pathway, in October 2018. In June 2018, Zavante initiated a phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. We anticipate completing enrollment in this study in late 2020. We also intend to continue to characterize the clinical pharmacology of CONTEPO.

        If we obtain marketing approval of lefamulin for CABP, or any other indication, and CONTEPO for cUTI, including AP, or any other indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

        Our ability to generate product revenues will depend heavily on our obtaining marketing approval for and commercializing lefamulin and CONTEPO when and as we expect, and our ability to successfully integrate Zavante into our business and CONTEPO into our business strategy. The success of lefamulin and CONTEPO will depend on a number of factors, including the following:

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

        If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize lefamulin for CABP or for any other indication or CONTEPO for cUTI, including AP or for any other indication, which would materially harm our business.

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

        If we are required to conduct additional clinical trials or other testing or studies of lefamulin, CONTEPO or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing or studies; if the results of these trials, tests or studies are not positive or are only modestly positive; if there are safety concerns; or if they are otherwise not acceptable to the FDA, we may:

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

  •
  have the product removed from the market after obtaining marketing approval; or

  •
  need to raise capital before we otherwise would or on terms less favorable to us.

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

        It is impossible to predict when or if the FDA, EMA or other regulators will view any of our product candidates as effective and safe in humans or if we will receive marking approval for any of our product candidates. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development of the compound.

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

        In LEAP 2, lefamulin was again generally well tolerated. However, 120 patients in the lefamulin arm of the trial reported at least one treatment-emergent adverse event and eleven patients withdrew from the trial following an adverse event. Furthermore, at least 2.0% of patients in LEAP 2 who were dosed with lefamulin reported the following adverse events: diarrhea, nausea and vomiting. Fewer than 2.0% of trial patients dosed with lefamulin also experienced hypertension and an increase in alanine aminotransaminase, although no patients met Hy's Law criteria. In addition, one patient who had a positive clinical response to lefamulin in LEAP 2 was later diagnosed with a C. difficile infection during an extended hospital stay.

        In addition, lefamulin was well tolerated in our Phase 2 clinical trial for acute bacterial skin and skin structure infection, or ABSSSI. No patient in the trial suffered any serious adverse events that were found to be related to lefamulin, and no patient in the trial died. Some patients experienced adverse events that were assessed by the investigator as possibly or probably related to study medication. The majority of their symptoms were mild in severity. Four patients discontinued study medication following a drug-related event, three of whom were in a lefamulin treatment group: one patient experienced events of hyperhidrosis, vomiting and headache; one patient experienced infusion site pain; and one patient experienced dyspnea.

        Because the potential for mild effect on electrocardiogram, or ECG, measurements was observed in preclinical studies of lefamulin, we have continued to assess this potential in all human clinical trials of lefamulin we have conducted. In the Phase 2 clinical trial, no change in ECG measurements was considered to be of clinical significance, and no drug-related cardiovascular adverse event was reported. Both lefamulin and vancomycin treatment were associated with a small increase in the QT interval. The QT interval is a measure of the heart's electrical cycle, and a prolonged QT interval is a risk factor for a potential ventricular arrhythmia. In each of LEAP 1 and LEAP 2, while changes in QT that were of potential clinical concern were uncommon, two patients treated with lefamulin had an increase in absolute QT interval to greater than 500 msec, regardless of baseline value, which may indicate a higher risk for ventricular arrhythmias.

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

        The most common laboratory abnormality treatment-emergent adverse events in the ZEUS Study were increases in the levels of alanine aminotransferase, or ALT, (8.6% of CONTEPO patients and 2.6% of PIP-TAZ patients) and aspartate transaminase, or AST, (7.3% of CONTEPO patients and 2.6% of PIP-TAZ patients). None of the ALT or AST elevations were symptomatic or treatment-limiting, and none of the patients met the criteria for Hy's Law. Outside the United States, elevated liver aminotransferases are listed among undesirable effects in the labeling for IV fosfomycin.

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

        While no significant cardiac adverse events were observed in the ZEUS Study, post-baseline QT intervals calculated using Fridericia's formula, or QTcF, of greater than 450 to less than or equal to 480 msec (baseline QTcF of less than or equal to 450 msec) occurred at a higher frequency in CONTEPO patients (7.3%) compared to PIP-TAZ patients (2.5%). In the CONTEPO arm, these results appeared to be associated with the hypokalemia associated with the salt load of the IV formulation. Only one patient in the PIP-TAZ arm had a baseline QTcF of less than or equal to 500 msec and a post-baseline QTcF of greater than 500 msec.

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

        Bacteria might develop resistance to lefamulin, CONTEPO or any future product candidates more rapidly or to a greater degree than we anticipate. If bacteria develop resistance or if lefamulin, CONTEPO or any future product candidates is not effective against drug-resistant bacteria, the efficacy of these product candidates would decline, which would negatively affect our potential to generate revenues from these product candidates.

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

        We have only a very limited sales, marketing, patient access and distribution infrastructure, and as a company we have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either establish an adequate sales, marketing, patient access and distribution organization or outsource these functions to third parties. If lefamulin or CONTEPO receives marketing approval, we plan to commercialize it in the United States with our own targeted hospital sales and marketing organization that we plan to expand beyond its current levels, subject to our ability to access additional capital. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin in markets outside the United States. We do not intend to seek approval to commercialize CONTEPO in any markets outside the United States.

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

        There are a variety of available therapies marketed for the treatment of CABP and cUTI. Currently the treatment of CABP and cUTI is dominated by generic products. For hospitalized patients, combination therapy is frequently used in both CABP and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors for the treatment of CABP. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP, including omadacycline (recently approved by the FDA on behalf of Paratek Pharmaceuticals Inc.), delafloxacin (recently approved by the FDA for ABSSSI on behalf of Melinta Therapeutics Inc. with a completed phase 3 clinical trial for CABP) and oral nafithromycin (under Phase 2 clinical development by Wockhardt Ltd.). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline and plazomicin, from other products currently in development for the treatment of cUTI, including AP, such as imipenem-relebactam (under Phase 3 clinical development by Merck), cefiderocol (under Phase 3 clinical development by Shionogi), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including piperacillin-tazobactam, carbapenems, aminoglycosides, and polymyxins.

        Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors may also obtain marketing approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. We expect that if lefamulin is approved for CABP and CONTEPO is approved for cUTI, including AP, they will be priced at a significant premium over competitive generic products. This pricing difference may make it difficult for us to replace existing therapies with lefamulin and CONTEPO. The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

        Another third-party manufacturer synthesizes lefamulin starting from pleuromutilin and a readily accessible chiral building block, and provides our supply of the active pharmaceutical ingredient. We may engage a secondary supplier to synthesize lefamulin. However, our current operating plans do not include a secondary supplier unless we obtain additional funding. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of lefamulin. We have entered into commercial supply agreements with these same manufacturers to support the future commercialization of lefamulin, if approved. We also entered into a long-term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of lefamulin API and a commercial packaging and supply agreement with Sharp Corporation for the commercial packaging and of lefamulin.

        In addition, we have entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to us, on an exclusive basis, the API mixture for CONTEPO in support of our NDA filing and, if CONTEPO is approved, will supply the commercial API Mixture for CONTEPO in the United State. We have also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply us with certain technical documentation and data as required for our NDA filing for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States. We entered into a commercial packaging agreement with AndersonBrecon, Inc. for the commercial packaging and serialization of CONTEPO in addition to a manufacturing and supply agreement with Fisiopharma S.r.l. for the supply, on a minimum commitment basis, of a percentage of our commercial requirements of CONTEPO in bulk drug vials for the United States as well as the supply of bulk drug vials of CONTEPO in connection with the submission of an NDA.

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

        If the third parties that we engage to supply any materials or manufacture product for our non-clinical testing and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. For example, there are only a limited number of known manufacturers that produce the pleuromutilin starting material used in the synthesis of lefamulin. In early 2015, Novartis completed the sale of its animal health division, including its veterinary products, to a third party. As a result, we were required to identify an alternative supplier for pleuromutilin starting material for lefamulin. If we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

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

        If lefamulin and CONTEPO receive marketing approval, we plan to commercialize them in the United States with our own targeted hospital sales and marketing organization. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin. For example, we have entered into a license agreement with Sinovant pursuant to which we granted Sinovant certain rights to manufacture and commercialize lefamulin in the People's Republic of China, Hong Kong, Macau and

Taiwan. We also may seek third-party collaborators for development and commercialization of other product candidates or for lefamulin for indications other than CABP.

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

  •
  collaborators may need to conduct clinical trials, and these clinical trials may not be successful;

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

  •
  disputes may arise between the collaborators and us that result in the delay or termination of the development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

  •
  collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

        For example, under our license agreement with Sinovant, if any court, tribunal or governmental agency in the People's Republic of China, Hong Kong, Macau or Taiwan determines that the exclusive license granted to Sinovant pursuant to the license agreement is not sufficiently exclusive such that Sinovant does not have sufficient rights to enforce the licensed patent rights in such territories, we and our subsidiary, Nabriva Therapeutics GmbH, have agreed to take such commercially reasonable steps as Sinovant reasonably requests to grant Sinovant such rights. If a court in such jurisdictions were to determine that our license to Sinovant was not sufficiently exclusive and that Sinovant did not have the rights to enforce the licensed patent rights in the licensed territories, Sinovant may require us to take such actions that it deems reasonable but that we do not and which may have a material adverse effect on our business, including requiring us to make changes to our organizational structure that may result in adverse tax and other consequences, or to conduct other activities that may cause us to incur significant expenses.

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

        The potential commercialization of lefamulin and CONTEPO and the development and potential commercialization of other product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to further collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to seek to commercialize lefamulin through a variety of types of additional collaboration arrangements outside the United States. These collaborations will help fund the potential commercialization of our product candidates.

        We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for additional collaborations outside greater China will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

        In addition, while we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our pleuromutilin business was founded as a spin-off from Sandoz. Although all patent applications are fully owned by us and were either filed by Sandoz with all rights fully transferred to us, or filed in our sole name, because we acquired certain of our patents from Sandoz, we must rely on their prior practices, with regard to the assignment of such intellectual property. Similarly, for any patent applications we acquired from Zavante in connection with the Acquisition, we must rely on Zavante's prior practices with regard to the assignment of intellectual property. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

        We have little experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and we have and expect to continue to rely on third-parties to assist us in this process. Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to various regulatory authorities for each therapeutic indication to establish the product candidate's safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that lefamulin, CONTEPO or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

        The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the E.U. If no formal withdrawal agreement is reached between the United Kingdom and the E.U., then it is expected the United Kingdom's membership of the E.U. will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the E.U. Discussions between the United Kingdom and the E.U. focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the E.U. on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

  •
  product seizure;

  •
  exclusion from participation in federal healthcare reimbursement programs or debarment or the imposition of Corporate Integrity Agreements; or

  •
  injunctions or the imposition of civil or criminal penalties.

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

         Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

        The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

        Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

        If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has designated each of the IV and oral formulations of lefamulin and the IV formulation of CONTEPO as a qualified infectious disease product, or QIDP, and granted fast track designations to each of these formulations of lefamulin and CONTEPO. However, neither the QIDP nor the fast track designation ensures that lefamulin or CONTEPO will receive marketing approval or that approval will be granted within any particular timeframe. We have sought fast track designation for oral and IV lefamulin, as well as IV CONTEPO. We may, however, not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA's priority review procedures.

         Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidate.

        If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA's goal to review an application is six months, rather than the standard review period of ten months. We were notified by the FDA that CONTEPO IV and the IV and oral formulations of lefamulin were granted priority review and have been given a Prescription Drug User Fee Act, or PDUFA, target action date of April 30, 2019 and August 19, 2019, respectively. Because the FDA designated each of the IV and oral formulations of lefamulin as a QIDP, lefamulin also will receive priority review. We may also request priority review for other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

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

        For NDAs submitted under Section 505(b)(2) of the FDCA, the patent certification and related provisions of the Hatch-Waxman Act apply. In accordance with the Hatch-Waxman Act, such NDAs may be required to include certifications, known as Paragraph IV certifications, that certify any patents listed in the Orange Book publication in respect to any product referenced in the 505(b)(2) application are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) application. Under the Hatch-Waxman Act, the holder of the NDA which the 505(b)(2) application references may file a patent infringement lawsuit after receiving notice of the Paragraph IV certification. Filing of a patent infringement lawsuit triggers a one-time automatic 30-month stay of the FDA's ability to approve the 505(b)(2) application. We have not conducted a comprehensive freedom-to-operate review with regard to CONTEPO.

        Accordingly, we may invest a significant amount of time and expense in the development of CONTEPO or any other product candidate we may develop and experience significant delays and patent litigation before such products may be commercialized, if at all. A Section 505(b)(2) application also may not be approved until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired. The FDA may also require us to perform one or more additional clinical studies or measurements to support the change from the approved product. The FDA may then approve the new formulation for all or only some of the indications sought by us. The FDA may also reject our future Section 505(b)(2) submissions and may require us to file such submissions under Section 501(b)(1) of the FDCA, which could be considerably more expensive and time consuming.

        In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain competitors and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA's interpretation of Section 505(b)(2) is successfully challenged, the FDA may be required to change its 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. Thus, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

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

  •
  a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;

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

        Congress has repeatedly tried to repeal, replace and amend the ACA in recent years. With enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the "individual mandate" for the ACA. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called "Cadillac" tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the "donut hole." Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

        The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys Generals filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

        Further, there have been several recent U.S. congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration's budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

        In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers' advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare's drug-pricing dashboard to increase transparency; prohibit Part D contracts that include "gag rules" that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

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

        In addition, we may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

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

Risks Related to Our Acquisition of Zavante

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

        Upfront consideration for the Acquisition was comprised of 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that are issuable upon release of the Holdback Shares subject to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us, subject to the terms and conditions of the Merger Agreement, up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a new drug application from the U.S. Food and Drug Administration, or the FDA, for CONTEPO for injection for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified net sales milestones, or the Net Sales Milestone Payments. At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares. We also now have the right to settle the Net Sales Milestone Payments in ordinary shares, except as otherwise provided in the Merger Agreement. The issuance of our ordinary shares in connection with the closing of the Acquisition was dilutive to our existing shareholders, and the future issuance of our ordinary shares to satisfy our milestone payment obligations would be further dilutive to our then existing shareholders.

        Also, following the Acquisition, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition. Prior to the Acquisition, former Zavante stockholders and SG Pharmaceuticals, Inc. entered into a stock purchase agreement, dated as of May 5, 2015, or the Stock Purchase Agreement, pursuant to which SG Pharmaceuticals, Inc. acquired all of the outstanding capital stock of Zavante from the Zavante selling stockholders and SG Pharmaceuticals, Inc., subsequently merged with and into Zavante, with Zavante as the surviving entity. Pursuant to the Stock Purchase Agreement, Zavante (as successor to SG Pharmaceuticals, Inc.) is obligated to make milestone payments to the selling stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments to the selling stockholders of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. The Stock Purchase Agreement also provides that Zavante will pay to the selling stockholders a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the 21st Century Cures Act, or the Cures Act) related to a Zavante Product.

        In addition, we expect to incur expenses related to the continued development, regulatory approval process and commercialization with respect to CONTEPO. Zavante has entered into a manufacturing and supply agreement with Fisiopharma, S.r.l. pursuant to which Zavante has an obligation to purchase a minimum percentage of its commercial requirements of CONTEPO in the United States. Zavante has also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply Zavante with certain technical documentation and data as required for submission of an NDA, or ANDA for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States, and which provides for payments to Laboratorios ERN, S.A. of a one-time cash payment upon the first commercial sale of CONTEPO and subsequent quarterly payments thereafter based on the number of vials of CONTEPO sold in the United States during each quarter.

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

        We are highly dependent on the principal members of our management and commercial teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain "key person" insurance on any of our executive officers. The unplanned loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.

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

         We expect to expand the number of our employees and the scope of our operations in the certain areas, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

        We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs, technical operations, supply chain, medical affairs and, subject to obtaining marketing approval of lefamulin and CONTEPO, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our growth in connection with the Acquisition, including expansion of our business operations and employees who joined us in connection with the Acquisition, has imposed added responsibilities on members of our management, including the need to recruit, hire, retain, motivate and integrate additional employees and business operations.

        Due to our limited financial resources and the limited experience of our management team in managing a company of our current size, and with such anticipated growth, we may not be able to manage the future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

  •
  our ability to successfully implement our proposed business strategy;

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

  •
  perception and market performance of companies that are perceived to be similar to us:

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

        Our executive officers and directors, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding ordinary shares as of January 31, 2019 in the aggregate, beneficially owned approximately 38.4% of our share capital, assuming the issuance of all Holdback Shares under the Merger Agreement. As a result, if these shareholders were to choose to act together, they would be able to significantly influence most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and could, depending on the structure of the particular transaction, significantly influence the approval of a merger, consolidation or sale of all or substantially all of our assets.

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

        Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 67,019,094 ordinary shares outstanding as of December 31, 2018. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

        Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of December 31, 2018, an aggregate of 1,963,877 options to purchase our ordinary shares had vested and become exercisable. No restricted stock units have vested as of December 31, 2018.

        In addition, in March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell our ordinary shares having an aggregate offering price of up to $50.0 million through Cantor. As of December 31, 2018, we had issued and sold an aggregate of 4,778,031 ordinary shares under the ATM Agreement. From December 31, 2018 through March 1, 2019 , we issued and sold an aggregate of 2,748,048 ordinary shares under the ATM Agreement.

        If a large number of our ordinary shares are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ordinary shares and impede our ability to raise future capital.

        Upfront consideration for the Acquisition is comprised of 8,152,092 of our ordinary shares, including 815,186 ordinary shares that are issuable upon release of the Holdback Shares subject to the terms of the Merger Agreement. The shares that were issued in connection with the closing of the Acquisition are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. While the Holdback Shares will be restricted as a result of securities laws at the time of issuance, following expiration of applicable holding periods, the Holdback Shares will also be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones.

        The sale or resale of these shares in the public market, or the market's expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

        Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a growing company, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

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

        We have not paid any dividends on our ordinary shares since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support continuing dividends. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from "distributable reserves." In addition, the terms of the Loan Agreement with Hercules currently, and the terms of any future debt agreements may in the future, preclude us from paying dividends. Payment of future dividends to security holders will be at the discretion of our board, after taking into account various factors including our business prospects, cash requirements, financial performance, debt covenant limitations and new product development. As a result, capital appreciation, if any, of our ordinary shares will be the sole source of gain for holders of our ordinary shares for the foreseeable future.

         We are exposed to risks related to currency exchange rates.

        A portion of our expenses are denominated in currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have a significant effect on our operating results. Exchange rate fluctuations between foreign currencies and the U.S. dollar create risk in several ways, including the following:

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

        In addition, our articles of association authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our ordinary shares respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our ordinary shares. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the ordinary shares. Additionally, we may issue and sell our ordinary shares under our ATM Agreement from time to time, and we may issue additional ordinary shares as contingent consideration upon the achievement of certain regulatory and commercialization milestones, subject to the terms and conditions of the Merger Agreement. See "—Risks Related to Ownership of our Ordinary Shares—Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline significantly, even if our business is doing well.".

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

        Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of a company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person's percentage of the voting rights by 0.05% within a 12-month period. The Irish Takeover Rules could therefore discourage an investor from acquiring 30% or more of our outstanding ordinary shares, unless such investor was prepared to make a bid to acquire all outstanding ordinary shares.

        Certain separate concert parties will also be presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and "controlled companies" are presumed to be acting in concert with any corporate shareholder who holds 20% or more of the company. The application of these presumptions may result in restrictions upon the ability of any of the concert parties and members of our board of directors to acquire more of our securities, including under the terms of any executive incentive arrangements. We may consult with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities if necessary, although we are unable to provide any assurance as to whether the Irish Takeover Panel would overrule this presumption.

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

         After tax reform, U.S. persons who own 10 percent or more of our shares may be subject to U.S. federal income taxation on certain of our foreign subsidiaries' income even if such income is not distributed to such U.S. persons.

        A foreign corporation is treated as a "controlled foreign corporation", or CFC, for U.S. federal income tax purposes if, on any day during a taxable year, "United States shareholders" (as defined below) own (directly, indirectly or constructively within the meaning of Section 958 of the Code) more than 50% of the total combined voting power of all classes of our voting shares or more than 50% of the total value of all of our shares. A "United States shareholder" of a foreign corporation is a U.S. person who owns (directly, indirectly or constructively within the meaning of Section 958 of the Code) at least 10% of the total combined voting power of voting shares of such non-U.S. corporation or at least 10% of the total value of shares of all classes of stock of such non-U.S. corporation.

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

        Any United States shareholder who owns our shares (directly or indirectly within the meaning of Section 958(a) of the Code) on the last day in such taxable year must include in its gross income for U.S. federal income tax purposes its pro rata share (based on direct or indirect ownership of value) of the non-U.S. subsidiaries' "subpart F income," regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). "Subpart F income" of a CFC generally includes among other items passive income, such as dividends, interest, annuities, net gains from sales of property that do not generate active income, net commodities gains, net foreign currency gains, passive rents and royalties.

        The Tax Act also requires such United States shareholders to include in their gross income for U.S. federal income tax purposes their pro rata share of a CFC's "global intangible low tax income", or GILTI." In general terms, GILTI is the net income of the CFCs (other than income already included in United States shareholders' taxable income) that exceeds 10% of the CFCs' bases in depreciable tangible assets. GILTI is treated in a manner similar to subpart F income.

        In addition, if a U.S. person disposes of shares in a non-U.S. corporation and the U.S. person was a United States shareholder at any time when the corporation was a CFC during the five-year period ending on the date of disposition, any gain from the disposition will generally be treated as a dividend to the extent of the U.S. person's share of the corporation's undistributed earnings and profits that were accumulated during the period or periods that the U.S. person owned the shares while the corporation was a CFC (with certain adjustments). Also, a U.S. person may be required to comply with specified reporting requirements, regardless of the number of shares owned.

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

        Based on our estimated gross income and average value of our gross assets and the nature of our business, we do not believe that we were a "passive foreign investment company," or PFIC, for U.S. federal income tax purposes for any tax years from our initial public offering through the year ended December 31, 2018. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes (1) in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income and (2) as to a given holder who was a holder in such year and regardless of such corporation's income or asset composition, in any subsequent taxable year, unless certain elections are made by that holder that can discontinue that classification as to that holder, at the risk of imposing substantial tax costs to that holder. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any future taxable year. The gross value of our assets may be determined in part by reference to the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were to be treated as a PFIC for the tax year ending December 31, 2018, or any future taxable year during which a U.S. holder held our ordinary shares, however, certain adverse U.S. federal income tax consequences could apply to the U.S. holder. We currently intend to make available the information necessary to permit a U.S. holder to make a valid QEF election, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. holder of ordinary shares if we determine that we were a PFIC for any taxable year. However, we may choose not to provide such information at a future date.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

Facilities

        Our facilities consist of approximately 3,100 square meters of leased laboratory and office space in Vienna, Austria. We lease approximately 15,000 square feet of office space in King of Prussia, Pennsylvania. We also lease office space in Dublin, Ireland and San Diego, California. We may seek to negotiate new leases or evaluate additional or alternate space as we plan for the growth of our commercial operations in the United States and Ireland. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS

        None

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our ordinary shares have been listed on the Nasdaq Global Market since June 26, 2017 following the Redomiciliation and trade on the Nasdaq Global Market under the symbol "NBRV". Prior to the Redomiciliation, the ADSs, representing the common shares of our predecessor, Nabriva Therapeutics AG, or Nabriva Austria, had traded on the NASDAQ Global Market under the same symbol since September 18, 2015. Each ADS represented one tenth (1/10) of a common share of Nabriva Austria.

Stockholders

        As of January 31, 2019, there were sixty-eight holders of record of ordinary shares. The number of record holders may not be representative of the number of beneficial owners because many of our ordinary shares are held by depositories, brokers or other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

        Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10-K.

Dividend Policy

        We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. In addition, the terms of the Loan Agreement with Hercules preclude us from paying dividends. We do not intend to pay cash dividends on our ordinary shares for the foreseeable future.

Recent Sales of Unregistered Securities

        On July 25, 2018, we granted a non-statutory option to purchase 850,000 of our ordinary shares and 150,000 performance-based restricted share units to Theodore Schroeder, our newly appointed Chief Executive Officer, or the CEO. These equity awards were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based restricted share units are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to us on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the performance-based restricted share units will terminate in full. The shares underlying these option awards and the performance-based restricted share units have been registered on a Form S-8 registration statement.

Purchase of Equity Securities

        We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6.    SELECTED FINANCIAL DATA

        The selected financial data set forth below for the years ended December 31, 2016, 2017 and 2018 and as of December 31, 2017 and 2018 has been derived from our audited consolidated financial statements which have been prepared in accordance with generally accepted accounting practices in the United States and included elsewhere in this Annual Report. Financial data set forth below for the years ended December 31, 2014 and 2015 and as of December 31, 2014, 2015 and 2016 has been derived from the audited consolidated financial statements not included in this Annual Report. The following selected consolidated financial data should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
(in thousands)	2014	2015	2016	2017	2018(a)
Consolidated Operations Data:
Revenues	$2,398	$3,767	$6,482	$5,319	$9,656
Operating Expenses:
Research and development	(9,355)	(23,604)	(47,994)	(49,615)	(82,288)
General and administrative	(3,739)	(7,921)	(13,535)	(29,472)	(41,743)

Total operating expenses	(13,094)	(31,525)	(61,529)	(79,087)	(124,031)

Loss from operations	(10,696)	(27,758)	(55,047)	(73,768))	(114,375)
Other income (expense):
Other income (expense), net	(524)	2,427	(783)	492	(272)
Interest income	2	14	343	318	49
Interest expense	(2,910)	(22,092)	(75)	(43)	(133)

Loss before income taxes	(14,128)	(47,409)	(55,562)	(73,001)	(114,731)
Income tax (expense) benefit	(94)	445	672	(1,355)	(49)

Net Lossoss	$(14,222)	$(46,964)	$(54,890)	$(74,356)	$(114,780)

Loss per share
Basic and Diluted	$(4.44)	$(4.80)	$(2.56)	$(2.49)	$(2.26)

Weighted average number of shares:
Basic and Diluted	3,247,030	10,583,950	21,478,320	29,830,669	50,795,768

	As of December 31,
(in thousands)	2014	2015	2016	2017	2018(a)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$2,150	$111,440	$83,884	$86,879	$102,228
Total assets	4,812	117,711	93,240	95,763	110,418
Long-term liabilities	5,741	84	107	435	23,982
Total liabilities	33,192	9,005	15,984	13,695	41,788
Mezzanine equity	634	—	—	—	—
Accumulated deficit	(120,587)	(171,426)	(204,842)	(279,198)	(393,978)
Total stockholder's equity (deficit)	(29,014)	108,706	77,256	82,068	68,630

(a)
On July 24, 2018, we completed the acquisition of Zavante Therapeutics, Inc., or Zavante, a privately-held late clinical-stage biopharmaceutical company. Upon the closing of the acquisition, we issued 7,336,906 of our ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that are issuable upon release of the Holdback Shares constitute approximately 19.9% of our ordinary shares outstanding as of immediately prior to the Closing. See Item 7 below for a further description of the transaction.

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

Overview

        We are a biopharmaceutical company engaged in the development of novel anti-infective agents to treat serious infections. We have two product candidates that have been submitted to the U.S. Food and Drug Administration, or the FDA, for approval: lefamulin, potentially the first pleuromutilin antibiotic available for oral and intravenous (or IV) administration in humans, for the treatment of community-acquired bacterial pneumonia, or CABP and CONTEPO, a potentially first-in-class epoxide antibiotic for intravenous (or IV) use in the United States for complicated urinary tract infections, or cUTI. We may potentially develop lefamulin and CONTEPO for additional indications. Both lefamulin formulations and CONTEPO were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the FDA, enabling Priority Review of the New Drug Applications, or the NDAs by the FDA.

        Lefamulin is a semi-synthetic pleuromutilin antibiotic discovered and developed by our team with the potential to be first-in-class for IV and oral in humans. It inhibits the synthesis of bacterial protein, which is required for bacteria to grow by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe that lefamulin is well-positioned for use as a first-line monotherapy for the treatment of CABP due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and IV formulations and a generally well-tolerated safety profile. We believe lefamulin represents a potentially important new treatment option for the five to six million adults in the United States diagnosed with CABP each year.

        On July 24, 2018, we completed the acquisition of Zavante Therapeutics, Inc., or Zavante, a privately-held late clinical-stage biopharmaceutical company focused on developing novel therapies to improve the outcomes of hospitalized patients. Zavante's lead product candidate is CONTEPO™ (fosfomycin for injection, previously referred to as ZTI-01 and ZOLYD).

        CONTEPO is a novel, potentially first-in-class investigational intravenous antibiotic in the United States with a broad spectrum of Gram-negative and Gram-positive activity, including activity against most contemporary multi-drug resistant, or MDR, strains such as extended-spectrum b-lactamase-, or ESBL, producing Enterobacteriaceae. IV fosfomycin has been approved for a number of indications and utilized for over 45 years in Europe to treat a variety of serious bacterial infections, including cUTIs. CONTEPO utilizes a new dosing regimen that optimize its pharmacokinetics and pharmacodynamics. We believe these attributes, the extensive clinical experience worldwide and the positive efficacy and safety results from the Phase 2/3 clinical trial support CONTEPO as a first-line treatment for cUTIs, including acute pyelonephritis, or AP, suspected to be caused by MDR pathogens. At least 20% of cUTIs are caused by MDR bacteria and limited treatment options are available in the U.S. In addition, non-clinical data have shown that CONTEPO acts in combination with certain other antibiotics to improve bacterial killing.

        We submitted an NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non-inferiority to piperacillin/tazobactam in patients with cUTI, including AP. We submitted two NDAs to the FDA for the oral and IV formulations of lefamulin for the treatment of CABP in December 2018. The FDA has granted us a Prescription Drug User Fee Act, or PDUFA, target action date of April 30, 2019 for CONTEPO and a PDUFA target action date of August 19, 2019 for lefamulin. We plan to submit a marketing authorization application for lefamulin in Europe in the first half of 2019. The two NDAs are supported by two pivotal, Phase 3 clinical trials (known as LEAP 1 and LEAP 2) that evaluated the safety and efficacy of IV and oral lefamulin compared to moxifloxacin in the treatment of adults with CABP, including the option to switch from IV to oral administration and a short course oral treatment with lefamulin. In both LEAP 1 and LEAP 2, lefamulin was demonstrated to be non-inferior to moxifloxacin, and met both the FDA and European Medicines Agency, or EMA, primary and secondary efficacy endpoints for the treatment of CABP. Lefamulin was also shown to be generally well-tolerated when administered either orally or intravenously.

        Both lefamulin formulations and CONTEPO were granted QIDP and Fast Track designation by the FDA, enabling potential Priority Review of the NDAs by the FDA. We were notified by the FDA that CONTEPO IV and both formulations of lefamulin were granted Priority Review following acceptance of the NDAs. We currently have a team of regional business directors and medical science liaisons in the field performing educational and market development activities. We plan to use a targeted hospital-based sales force to promote both lefamulin formulations and CONTEPO, if approved.

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

        As a result of increasing resistance to antibiotics and the wide array of potential pathogens that cause CABP, the current standard of care for hospitalized patients with CABP whose treatment is initiated in the hospital usually involves first-line empiric treatment with a combination of antibiotics (beta-lactams and macrolides) to address all likely bacterial pathogens or monotherapy with a fluoroquinolone. Combination therapy presents the logistical challenge of administering multiple drugs with different dosing regimens, with some drugs available only as IV, and increases the risk of drug-drug interactions and the potential for serious side effects. Fluoroquinolones are associated with safety and tolerability concerns, including a relatively high risk for developing Clostridium difficile infection and increasing rates of resistance for uropathogens. We believe these concerns have resulted in a decreasing use of fluoroquinolones and restriction of their use within a growing number of hospitals. In addition, in May 2016, the FDA announced that an FDA safety review has shown that fluoroquinolones, when used systemically, in the form of tablets, capsules and injectable, are associated with disabling and potentially permanent serious side effects that can occur together. These side effects can involve the tendons, muscles, joints, nerves, and central nervous system. Fluoroquinolones are typically administered in combination with other antibiotics, if community-acquired MRSA is suspected. In addition, many currently available antibiotic therapies are only available for IV administration and are prescribed for seven to fourteen days, meaning continued treatment requires prolonged hospitalization or a switch to a different antibiotic administered orally, with the attendant risk that the patient might respond differently.

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

        CONTEPO (fosfomycin for injection) is a novel, potentially first-in-class investigational intravenous antibiotic in the United States with a broad spectrum of Gram-negative and Gram-positive activity, including activity against most contemporary MDR strains such as ESBL-producing Enterobacteriaceae. CONTEPO inhibits the bacteria's ability to form a normal cell wall, which is critical for the cell's survival and growth. It works at an earlier and different stage of cell wall synthesis than other injectable antibiotics, differentiating its mechanism of action from approved injectable antibiotics. CONTEPO utilizes a dosing approach developed by Zavante for the United States that is designed to optimize its pharmacokinetics and pharmacodynamics in order to improve treatment outcomes.

        The CONTEPO development program has focused on obtaining marketing approval in the United States for the treatment of cUTIs, including AP. In April 2017, Zavante announced the results of the pivotal ZEUS Study, in which CONTEPO met the primary endpoint of statistical non-inferiority versus PIP-TAZ. Zavante then met with the FDA in the second half of 2017 to discuss the filing of an NDA for CONTEPO. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, to the FDA in October 2018. The FDA has granted us PDUFA target action date of April 30, 2019 for CONTEPO.

        We believe that the ZEUS Study results, along with extensive clinical experience with IV fosfomycin for over 45 years outside the United States, support CONTEPO as a potential first-line treatment for cUTI suspected to be caused by MDR pathogens in the United States. A number of studies report that at least 20% of cUTIs are caused by MDR bacteria and limited treatment options are available in the United States. In addition, non-clinical data have shown that CONTEPO acts in combination with certain other antibiotics to improve bacterial killing.

        The FDA has designated CONTEPO as a QIDP and granted Fast Track designations to CONTEPO under the GAIN Act for:

  •
  complicated urinary tract infections, or cUTI

  •
  complicated intra-abdominal infections, or cIAI

  •
  hospital-acquired bacterial pneumonia, or HABP

  •
  ventilator-associated bacterial pneumonia, or VABP

  •
  acute bacterial skin and skin structure infections, or ABSSSI

        Although we have no current plans to finance development of CONTEPO for indications other than cUTI, including AP, these designations make CONTEPO eligible for Fast Track and Generating Antibiotic Incentives Now Act, or the GAIN Act, incentives. We may in the future consider additional non-dilutive financing options to advance these programs in the clinic.

        In recognition of the growing need for the development of new antibiotics, recent regulatory changes, including Priority Review and regulatory guidance enabling smaller clinical trials, have led to renewed interest from the pharmaceutical industry in anti-infective development. For example, the FDA Safety and Innovation Act became law in 2012 and included the GAIN Act, which provides incentives, including access to expedited FDA review for approval, Fast Track designation and five years of potential data exclusivity extension for the development of new QIDPs.

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

        Since inception, we have incurred significant operating losses. As of December 31, 2018, we had an accumulated deficit of $394.0 million. To date, we have financed our operations primarily through our 2018 equity offering, our term loan, our "at-the-market" offering facility, our 2017 equity offering, our 2016 rights offering, our 2015 initial public offering, private placements of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

        We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect to continue to invest in critical pre-commercialization and supply chain activities prior to potentially receiving marketing approval for lefamulin and CONTEPO and making them available to patients.

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

        In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules Capital, Inc., or Hercules, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we are eligible to receive up to an aggregate of $15.0 million in two tranches upon the approval by the FDA of the NDAs recently submitted for lefamulin and CONTEPO. We will also be eligible to receive an additional $30.0 million of aggregate term loan advances in three separate tranches upon the achievement of specified product revenue milestones. These additional tranches are at our discretion and may only be drawn upon during specified periods of time. The final $5.0 million tranche is available through December 31, 2021, subject to Hercules' sole discretion. We are entitled to make interest-only payments through July 1, 2020, with incremental extensions through January 1, 2022 upon the achievement of specified performance milestones. We are required to repay the term loan after the interest only period based on a monthly amortization schedule, with a final maturity date occurring on June 1, 2023.

        Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for CONTEPO before April 2019 or for lefamulin before August 2019, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization effort.

Acquisition of Zavante

        On July 24, 2018, we acquired Zavante, or the Acquisition,, a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection) to improve the outcomes of hospitalized patients pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement.

        Upon the closing of the Acquisition, or the Closing, we issued 7,336,906 of our ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that are issuable upon release of the Holdback Shares (as defined below) constitute approximately 19.9% of our ordinary shares outstanding as of immediately prior to the Closing, or the Upfront Shares.

        Pursuant to the Merger Agreement, former Zavante stockholders and other equity holders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from us up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of an NDA from the the FDA for fosfomycin for injection for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones, or the Net Sales Milestone Payments.

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

        In addition, we assumed certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon the Closing. Prior to the Acquisition, Zavante was obligated to make milestone payments to the former stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. Zavante will also pay a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the 21st Century Cures Act, or the Cures Act) related to a Zavante Product.

        Zavante had entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to Zavante, on an exclusive basis, a blend of fosfomycin disodium and succinic acid, or API Mixture, for CONTEPO and, if CONTEPO is approved, will supply the commercial API Mixture for CONTEPO in the United State. In addition, Zavante had entered into a manufacturing and supply agreement with Fisiopharma, S.r.l. pursuant to which Zavante has an obligation to purchase a minimum percentage of its commercial requirements of CONTEPO in the United States. Zavante had also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply Zavante with certain technical documentation and data as required for submission of an NDA or an abbreviated new drug application for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States, and which provides for payments by Zavante to Laboratorios ERN, S.A. of a one-time cash payment upon the first commercial sale of CONTEPO and subsequent quarterly payments thereafter based on the number of vials of CONTEPO sold in the United States during each quarter.

        In connection with the closing of the Acquisition, we have assumed other agreements entered into by Zavante, including, among others, an R&D office lease, a collaboration agreement governing the supply and manufacturing agreements described above and a commercial packaging agreement.

        We accounted for the Acquisition as an asset acquisition as the arrangement did not meet the definition of a business pursuant to the guidance prescribed in Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We concluded the Acquisition did not meet the definition of a business because the transaction principally resulted in the acquisition of the exclusive rights to IV fosfomycin in the U.S. which is a single identifiable asset and represents substantially all the fair value of the assets acquired.

        We expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. We recorded an in-process research and development expense of $32.0 million which represents $26.9 million for the fair value of the Upfront Shares, $4.9 million of transaction costs and $0.2 million of net liabilities assumed.

License Agreement with Sinovant Sciences, Ltd.

        In March 2018, we entered into a license agreement, or the Sinovant License Agreement, with Sinovant Sciences, Ltd. or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the Licensed Products, in the People's Republic of China, Hong Kong, Macau, and Taiwan, which we refer to as the Territory. We retain development and commercialization rights in the rest of the world.

        Under the Sinovant License Agreement, Sinovant and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People's Republic of China. The first milestone was a $1.5 million payment for the submission of a Clinical Trial Application, or CTA, by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, we will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

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

        Unless earlier terminated, the Sinovant License Agreement will expire upon the expiration of the last royalty term for the last Licensed Product in the Territory, which we expect will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non-exclusive, fully-paid, royalty-free and irrevocable. The Sinovant License Agreement may be terminated in its entirety by Sinovant upon 180 days' prior written notice at any time. Either party may, subject to specified cure periods, terminate the Sinovant License Agreement in the event of the other party's uncured material breach. Either party may also terminate the Sinovant License Agreement under specified circumstances relating to the other party's insolvency. We have the right to terminate the Sinovant License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates (subject to specified cure periods). The Sinovant License Agreement contemplates that the we will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

        We have identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non-refundable upfront payment was allocated entirely to the delivery of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment is related to a submission of the CTA that is in the control of the parties', we recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as we believe it is probable to be met and received. The future regulatory and commercial milestone payments will be recorded during the period the milestone is probable of achievement.

Financial Operations Overview

Revenue

        To date, we have not generated any revenues from product sales. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for CONTEPO before April 2019 or for lefamulin before August 2019, if at all. If our development efforts result in clinical success and regulatory approval, we may also enter into collaboration agreements with third parties and we may generate revenue from those agreements.

        Our revenue consists principally of the collaboration revenues recorded from the Sinovant License Agreement, and includes a $5.0 million non-refundable upfront payment received as consideration for entering into the Sinovant License Agreement, as well as $1.5 million of variable consideration related to a milestone payment that we believe was probable to be met and was received in February of 2019. Revenue also includes governmental research premiums, non-refundable government grants and the benefit of government loans at below-market interest rates, which are more fully described below under "Critical Accounting Policies."

Research and Development Expenses

        Research and development expenses represented 78.0%, 62.7% and 66.3% of our total operating expenses for the years ended December 31, 2016, 2017 and 2018, respectively.

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

        The following table summarizes our direct research and development expenses by program and our indirect costs.

	Year Ended December 31,
(in thousands)	2016	2017	2018
Direct costs
Lefamulin	$36,003	$34,538	$20,685
CONTEPO	—	—	3,423
In-process research and development	—	—	32,048
Other programs and initiatives	71	223	53
Indirect costs	11,920	14,854	26,079

Total	$47,994	$49,615	$82,288

        We expect to continue to incur research and development expenses in connection with required regulatory activities, our activities related to our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, the pursuit of the clinical development of lefamulin and CONTEPO for additional indications and engagement in earlier stage research and development activities. It is difficult to estimate the duration and completion costs of our research and development programs.

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

General and Administrative Expenses

        General and administrative expenses represented 22.0%, 37.3% and 33.7% of our total operating expenses for the years ended December 31, 2016, 2017 and 2018, respectively.

        General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation not related to research and development activities for personnel in our finance, information technology, commercial, medical affairs and administrative functions. General and administrative expenses also include costs related to professional fees for auditors, lawyers and tax advisors and consulting fees not related to research and development operations, as well as functions that are partly or fully outsourced by us, such as accounting, payroll processing and information technology.

        We expect general and general administrative expenses to increase with the expansion of our staff and management team in anticipation of the commercialization of lefamulin and CONTEPO, particularly commercial, medical affairs, technical operations and business development functions

Critical Accounting Policies

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

Research Premium and Grant Revenue

        As a company that carries out research and development activities, we benefit from the Austrian research and development support regime, under which we are eligible to receive a research premium from the Austrian government equal to 12% of a specified research and development cost base. Qualifying expenditures largely comprise research and development activities conducted in Austria, however, the research premium is also available for certain related third-party expenses with additional limitations. We recorded research premiums of $6.2 million, $4.8 million and $2.6 million for the years ended December 31, 2016, 2017, and 2018, respectively. We have not received any research premium for our qualified 2018 expenditures as of December 31, 2018. We recognize the research premium, as long as we have incurred research and development expenses. Significant judgment is required in determining which expenditures are eligible to be included in the research and development costs base and such costs are subject to review by the Austrian government.

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

Results of Operations

Comparison of Years Ended December 31, 2017 and 2018

	Year ended December 31,
(in thousands)	2017	2018	Change
Consolidated Operations Data:
Revenues	$5,319	$9,656	$4,337
Operating Expenses:
Research and development	(49,615)	(82,288)	(32,673)
General and administrative	(29,472)	(41,743)	(12,271)

Total operating expenses	(79,087)	(124,031)	(44,944)

Loss from operations	(73,768)	(114,375)	(40,607)
Other income (expense):
Other income (expense), net	492	(272)	(764)
Interest income (expense), net	275	(84)	(359)

Loss before income taxes	(73,001)	(114,731)	(41,730)
Income tax (expense) benefit	(1,355)	(49)	1,306

Net loss	$(74,356)	$(114,780)	$(40,424)

Revenues

        Revenues increased by $4.3 million from $5.3 million for the year ended December 30, 2017 to $9.7 million for the year ended December 31, 2018, primarily due to the $5.0 million upfront payment received from our Sinovant License Agreement, as well as a $1.5 million of variable consideration related to a future milestone payment pursuant to the Sinovant License Agreement that we believe is probable to be met. Grant revenue from research premiums provided to us by the Austrian government decreased by $2.2 million as a result of a decrease in our research and development expenses for which we can receive grant revenue.

Research and Development Expenses

        Research and development expenses increased by $32.7 million from $49.6 million for the year ended December 31, 2017 to $82.3 million for the year ended December 31, 2018. The increase was primarily due to a $32.0 million increase for in-process research and development expenses associated with the acquisition of Zavante assets, a $6.5 million increase in research consulting fees, a $6.5 million increase associated with the payment of the NDA fees to the FDA for lefamulin and CONTEPO, a $1.9 million increase in staff costs due to the addition of employees, a $0.3 million increase in travel and other research and development costs, partly offset by a $13.9 million decrease in research materials and purchased services related to the development of lefamulin and a $0.7 million decrease in stock-based compensation expense.

General and Administrative Expenses

        General and administrative expense increased by $12.3 million from $29.5 million for the year ended December 31, 2017 to $41.7 million for the year ended December 31, 2018. The increase was primarily due to a $2.6 million increase of advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees, a $9.6 million increase in staff costs due to the addition of employees, a $0.1 million increase in stock-based compensation expense, a $1.0 million increase in other corporate costs, a $0.7 million increase in travel expenses, and a $0.4 million increase in infrastructure costs, partly offset by a $2.2 million decrease in legal fees.

Other Income (Expense), net

        Other income (expense), net decreased by $0.8 million from $0.5 million income for the year ended December 31, 2017, to $0.3 million expense for the year ended December 31, 2018 primarily due to re-measurements of our foreign currency account balances.

Interest income (expense), net

        During the year ended December 31, 2018, net interest expense increased over the prior year due to lower interest earned on cash and cash equivalents.

Income Tax Expense

        Our income tax expense was $1.4 million for the year ended December 31, 2017 compared to $49,000 for the year ended December 31, 2018. The change to income tax expense was primarily due to the recognition of a valuation allowance on deferred tax assets in 2017.

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

Research and Development Expenses

        Research and development expenses increased by $1.6 million from $48.0 million for the year ended December 31, 2016 to $49.6 million for the year ended December 31, 2017. The increase was primarily due to a $2.1 million increase in staff costs due to the addition of employees and a $1.2 million increase in share-based compensation expense also due to the inclusion of additional employees in our share-based compensation plan, partially offset by a $1.5 million decrease in direct costs for purchased services related to the development of lefamulin and a $0.2 million decrease of advisory and external consultancy, travel and other expenses.

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

Other income (expense), net

        Other income (expense), net increased by $1.3 million from a net expense of $0.8 million for the year ended December 31, 2016 to net income of $0.5 million for the year ended December 31, 2017. The increase was primarily due to re-measurements of our foreign currency account balances.

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

Liquidity and Capital Resources

        Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, including our initial public offering, public follow-on offerings and private placements of our equity securities, convertible and term debt financings, payments from a collaboration partner and research and development support from governmental grants and loans.

        In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, or the Loan Agreement, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we are eligible to receive up to an aggregate of $15.0 million in two tranches upon the approval by the FDA of the NDAs recently submitted for lefamulin and CONTEPO. We will also be eligible to receive an additional $30.0 million of aggregate term loan advances in three separate tranches upon the achievement of specified product revenue milestones. These additional tranches are at our discretion and may only be drawn upon during specified periods of time. The final $5.0 million tranche is available through December 31, 2021, subject to the lenders' sole discretion. We are entitled to make interest-only payments through July 1,

2020, with incremental extensions through January 1, 2022 upon the achievement of specified performance milestones. We are required to repay the term loan after the interest only period based on a monthly amortization schedule, with a final maturity date occurring on June 1, 2023. The term loan bears interest at an annual rate equal to the greater of 9.80% and 9.80% plus the prime rate of interest minus 5.50%. The Loan Agreement provides for interest-only payments through July 1, 2020, which may be incrementally extended from time to time upon the occurrence of certain conditions through January 1, 2022, and repayment of the aggregate outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023. In addition, we are required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the final maturity date. We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules.

        In July 2018, we completed an underwritten public offering of 18,181,818 ordinary shares at a public offering price of $2.75 per share, resulting in gross proceeds of $50.0 million and net proceeds to us of $46.3 million, after deducting underwriting discounts and commissions and offering expenses.

        In March 2018, we entered into a sales agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell our ordinary shares having an aggregate offering price of up to $50.0 million through Cantor pursuant to an effective universal shelf registration statement. Sales of our ordinary shares, if any, under the agreement with Cantor may be made in sales deemed to be an "at-the-market offering" as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

        In September 2017 we completed an underwritten public offering of 9,411,765 ordinary shares at a public offering price of $8.50 per share, resulting in gross proceeds of $80.0 million and net proceeds to us of $73.3 million, after deducting underwriting discounts and commissions and offering expenses.

        In December 2016, we completed a rights offering and a related underwritten offering for the sale of an aggregate of 588,127 common shares resulting in aggregate gross proceeds of approximately $24.8 million and net proceeds to us of $20.6 million, after deducting underwriting fees and offering expenses.

Cash Flows

Comparison of Years Ended December 31, 2017 and 2018

        The following table summarizes our cash flows for the years ended December 31, 2017 and 2018:

	Year ended December 31,
(in thousands)	2017	2018
Net cash (used in) provided by:
Operating activities	$(69,348)	$(72,723)
Investing activities	49,749	(4,604)
Financing activities	72,219	92,923
Effect of foreign currency translation on cash	1,371	(362)

Net increase (decrease) in cash and cash equivalents	$53,991	$15,234

Operating Activities

        Cash flow used in operating activities increased by $3.4 million from $69.3 million for the year ended December 31, 2017 to $72.7 million for the year ended December 31, 2018 primarily due to a $8.7 million increase in net loss, after adjustments for non-cash amounts included in net loss and higher working capital of $5.3 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

        Cash flow provided by investing activities decreased by $54.4 million from $49.7 million of cash provided for the year ended December 31, 2017 to $4.6 million cash used for the year ended December 31, 2018 primarily due to a $51.0 million decrease in proceeds from sale of available-for-sale financial assets to fund operational cash outflows and $4.3 million in transaction costs related to the acquisition of Zavante assets.

Financing Activities

        Cash flow provided by financing activities increased by $20.7 million from $72.2 million for the year ended December 31, 2017 to $92.9 million for the year ended December 31, 2018 primarily due to net proceeds of $24.2 million related to sales of our ordinary shares under our ATM Agreement, net proceeds of $46.3 million from our July 2018 public offering of ordinary shares and the $25.0 million advance under our December 2018 Loan Agreement with Hercules.

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

Operating and Capital Expenditure Requirements

        We anticipate that our expenses will increase as we continue to invest in critical pre-commercialization activities prior to obtaining marketing approval for lefamulin and CONTEPO. If we obtain marketing approval for lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. In addition, our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

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

  •
  Draw additional funds under the Loan Agreement with Hercules;

  •
  expand our physical presence in the United States and Ireland; and,

  •
  add operational, financial and management information systems and personnel, including personnel to support our product development, our operations as a public company and our planned commercialization efforts.

        We expect that our cash, cash equivalents and short-term investments as of December 31, 2018, proceeds from the sale of ordinary shares under the our ATM Agreement of $5.9 million in the first quarter of 2019, as well as a $1.5 million milestone payment received in February 2019 under our license agreement with Sinovant Sciences, Ltd., and research premiums from the Austrian government for our qualified research and development expenditures, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO.

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

  •
  the need to satisfy interest and principal obligations in our debt facility;

  •
  the rate of the expansion of our physical presence in the United States and Ireland; and

  •
  the costs of operating as a public company in the United States.

        Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of lefamulin, CONTEPO or any other products that we successfully develop, in-license or acquire, none of which are yet commercially available. In addition, if approved, lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

        Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and funding from local and international government entities and non-government organizations in the disease areas addressed by our product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Capital Expenditures

        Capital expenditures were $1.2 million and $0.2 million for the years ended December 31, 2017 and 2018, respectively. We made no significant investments in intangible assets during the years ended December 31, 2017 and 2018. Currently, there are no material capital projects planned in 2019.

Off-Balance Sheet Arrangements

        We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, other than our operating lease obligations for our facilities in Austria, Ireland and the United States.

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

        Interest rate risk may arise from short-term or long-term debt. In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, $25.0 million of which was funded on the day of closing. This initial draw and subsequent draws will have interest rates set based on US Prime Interest Rate at the time of the draw. If the US Prime Interest Rate increases, our interest rate will increase.

        Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Liquidity Risk

        Since our inception, we have incurred net losses and generated negative cash flows from our operations. Based on our current operating plans, we expect that our cash, cash equivalents and short-term investments as of December 31, 2018, proceeds from the sale of ordinary shares under the our ATM Agreement of $5.9 million in the first quarter of 2019, as well as a $1.5 million milestone payment received in February 2019 under our license agreement with Sinovant Sciences, Ltd., and research premiums from the Austrian government for our qualified research and development expenditures, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO.

        We anticipate that our expenses will increase substantially as we continue to seek marketing approval for and prepare for the commercialization of lefamulin and CONTEPO, and, possibly, other product candidates. If we obtain marketing approval for lefamulin and CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-31 of this Annual Report on Form 10-K.

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

        Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

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

        Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled "Internal Control—Integrated Framework (2013)" published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2018, the end of our most recent fiscal year.

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

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

        Set forth below are the names and certain biographical information about each member of our board of directors as of March 1, 2019. The information presented includes each director's principal occupation and business experience for at least the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Age	Position
Daniel Burgess(1)(3)	57	Director, Chairman of the Board
Theodore Schroeder	63	Director, Chief Executive Officer
Colin Broom, MD	63	Director
Carrie Bourdow(2)	56	Director
Mark Corrigan, MD(2)(3)	61	Director
Charles A. Rowland, Jr.(1)(2)	60	Director
George H. Talbot, MD(3)	70	Director
Stephen Webster(1)(3)	57	Director

(1)
Member of the audit committee.

(2)
Member of the compensation committee.

(3)
Member of the nominating and corporate governance committee.

        Daniel Burgess has served on our board of directors since June 23, 2017. Mr. Burgess was a member of the supervisory board of Nabriva Austria and served as its chairman from October 2016 until the Redomiciliation. Mr. Burgess has been a venture partner at SV Life Sciences since 2014. He was previously president and chief executive officer of Rempex Pharmaceuticals, an antibiotics company he co-founded in 2011 and that was subsequently sold to The Medicines Company in 2013. Prior to this, Mr. Burgess was president and chief executive officer of Mpex Pharmaceuticals from 2007 until its acquisition by Aptalis Inc. in 2011. He also served as chief operating officer and chief financial officer of Hollis-Eden Pharmaceuticals from 1999 to 2007 and chief financial officer at Nanogen Inc. from 1998 to 1999. Prior to this, Mr. Burgess spent 10 years at Gensia Sicor, Inc. (acquired by Teva Pharmaceutical Industries Ltd), where he held a variety of executive-level positions with responsibility for overall finance for the company. He began his career at Castle & Cooke, and Smith Barney, Harris Upham and Company. Mr. Burgess also is chairman of the board of directors of Atox Bio, a private biotechnology company, and of Pulmocide Ltd., a private drug discovery company; and executive chairman of Qpex Biopharma, a drug discovery company. In addition, he serves as a member of the boards of directors of Cidara Therapeutics, Inc., a public biotechnology company; Arbutus Biopharma Corp., a public biotechnology company; and Leiter's Inc., a private compounding pharmacy. Mr. Burgess was a member of the board of directors of Santarus, Inc., from 2004 until its acquisition in 2014 by Salix Pharmeceuticals Inc. (now Valeant Pharmaceuticals International, Inc.). He received his B.A. in economics from Stanford University and an M.B.A. from Harvard University. We believe Mr. Burgess is qualified to serve as a director because of his expertise and experience as an executive in the pharmaceutical industry and his educational background.

        Theodore Schroeder has served on our board of directors and as chief executive officer since July 24, 2018. During the last 30 years, Mr. Schroeder has been focused on drug development and commercialization in both large and small pharmaceutical companies. Most recently, he served as president, chief executive officer and director of Zavante Therapeutics from June 2015 until its acquisition by Nabriva Therapeutics in July 2018. Mr. Schroeder co-founded Cadence Pharmaceuticals in 2004 and previously held leadership roles at Elan Pharmaceuticals, Dura Pharmaceuticals and earlier in his career, Bristol-Myers Squibb. He currently serves on the board of Cidara Therapeutics, Otonomy and Collegium Pharmaceutical. He is a former chair of BIOCOM, the California life sciences trade association and in 2014, he was named the EY Entrepreneur of the Year for the San Diego region and was listed as a national finalist. He received a bachelor's degree in management from Rutgers University. We believe Mr. Shroeder is qualified to serve as a director because of his expertise and experience as an executive in the pharmaceutical industry, his service on other boards of directors and his educational background.

        Colin Broom has served on our board of directors since June 23, 2017 and as our chief executive officer since April 12, 2017 until July 24, 2018. Dr. Broom was previously chief executive officer of Nabriva Austria from August 2014 until the Redomiciliation. Prior to joining Nabriva Austria, he served as chief scientific officer at ViroPharma Incorporated from 2004 until it was acquired by Shire plc in 2014. Dr. Broom served as vice president of clinical development and medical affairs in Europe for Amgen Inc. from 2000 to 2003 and previously held several leadership positions with Hoechst Marion Roussel (now Sanofi), SmithKline Beecham and Glaxo (now GlaxoSmithKline). Dr. Broom served as a member of the board of directors of NPS Pharmaceuticals, Inc. from 2009 until its acquisition by Shire in 2015. He is a member of the U.K. Royal College of Physicians and a fellow of the Faculty of Pharmaceutical Medicine. Dr. Broom received his B.Sc. from University College London and M.B.B.S. from St. George's Hospital Medical School. We believe that Dr. Broom is qualified to serve as a director due to his extensive experience in all stages of drug development and commercialization.

        Carrie Bourdow has served on our board of directors since June 23, 2017. Ms. Bourdow has been the President, Chief Executive Officer, and member of the Trevena Board of Directors since October 2018. She has served in various senior positions at Trevena since May 2015. She joined Trevena as Chief Commercial Officer and was appointed Executive Vice President and Chief Operating Officer in January 2018. Prior to joining Trevena, Ms. Bourdow was Vice President of Marketing at Cubist Pharmaceuticals, Inc., from 2013 until its acquisition by Merck & Co., Inc. in January 2015. At Cubist, Ms. Bourdow led launch strategy, marketing, reimbursement, and operations for five acute care hospital pharmaceuticals. Prior to Cubist, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across multiple therapeutic Ms. Bourdow holds a B.A. degree from Hendrix College and an M.B.A. from Southern Illinois University. We believe Ms. Bourdow is qualified to serve as a director due to her extensive experience in the biopharmaceutical industry, including her experience with anti-infectives and with the commercialization of new drugs.

        Mark Corrigan has served on our board of directors since June 23, 2017. Dr. Corrigan previously served on the supervisory board of Nabriva Austria from October 2016 until the Redomiciliation. Since January 2015, Dr. Corrigan has been executive chairman of BlackThorn Therapeutics. Dr. Corrigan served as president and chief executive officer of Zalicus, Inc. from January 2010 until July 2014. Previously, Dr. Corrigan was executive vice president of research and development at the specialty pharmaceutical company Sepracor Inc., and prior to this, he spent 10 years with Pharmacia & Upjohn, most recently as Group Vice President of Global Clinical Research and Experimental Medicine. Before entering the healthcare industry, Dr. Corrigan was in academic research at the University of North Carolina at Chapel Hill School of Medicine, where he maintains a faculty appointment as Adjunct Professor in the Psychiatry Department. Dr. Corrigan currently serves on the boards of directors of BlackThorn Therapeutics, Inc., a private clinical-stage biopharmaceutical company, Novelin Therapeutics, Inc., a public biopharmaceutical company, Correvio Pharma Corporation (formerly Cardiome Pharma), a public biopharmaceutical company, Quartet Medicine, a private biotechnology company, and Accele BioPharma Inc., a private biopharmaceutical company, and previously served on the boards of directors of CoLucid Pharmaceuticals, Inc., Cubist Pharmaceuticals, Inc., Avanair Pharmaceuticals, Inc., and EPIRUS Biopharmaceuticals, Inc., where he served as chairman of the board of directors. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. We believe Dr. Corrigan is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry as both an executive and a board member and because of his education and training.

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

        Charles A. Rowland, Jr. has served on our board of directors since June 23, 2017. Mr. Rowland previously served on the supervisory board of Nabriva Austria from January 2015 until the Redomiciliation. Mr. Rowland served as chief executive officer of Aurinia Pharmaceuticals Inc. from April 2016 to January 2017. Mr. Rowland previously served as vice president and chief financial officer of ViroPharma Incorporated from 2008 until it was acquired by Shire plc in 2014. Prior to joining ViroPharma, Mr. Rowland served as executive vice president and chief financial officer, as well as interim co-chief executive officer, for Endo Pharmaceuticals Inc. from 2006 to 2008 and chief financial officer at Biovail Corporation from 2004 to 2006. He previously held finance and operational positions of increasing responsibility at Breakaway Technologies, Inc., Pharmacia, Novartis International AG and Bristol-Myers Squibb Company. Mr. Rowland currently serves as a member of the board of directors for Blueprint Medicines Corporation, a public biopharmaceutical company, Viking Therapeutics, a public, clinical-stage biopharmaceutical company, and Orchard Terapeutics, a public, clinical-stage biopharmaceutical company. In addition, Mr. Rowland serves as a member of the board of directors for Generation Bio and PsiOxus Therapeutics Ltd., both of which are privately held biopharmaceutical companies. Previously, he served on the board of directors at Idenix Pharmaceuticals, Inc., Vitae Pharmaceuticals, Inc., Bind Therapeutics Inc. and Aurinia Pharmaceuticals Inc. Mr. Rowland received his B.S. from Saint Joseph's University and M.B.A. from Rutgers University. We believe that Mr. Rowland is qualified to serve as a director due to his extensive experience in pharmaceutical operations and all areas of finance and accounting.

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

  Audit Committee

        Our audit committee consists of Charles A. Rowland, Jr., Daniel Burgess and Stephen Webster. Charles A. Rowland, Jr. was the chair of the audit committee until August 1, 2018, and Stephen Webster has been chair since August 1, 2018. The audit committee oversees our accounting and financial reporting processes and the audits of our consolidated financial statements. The audit committee is responsible for, among other things:

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

        Our Board has determined that Charles A. Rowland, Jr. and Stephen Webster are "audit committee financial experts" as defined in the applicable SEC rules.

  Compensation Committee

        Our compensation committee consists of Charles A. Rowland, Jr., Mark Corrigan and Carrie Bourdow. Charles A. Rowland, Jr. is the chair of the compensation committee. The compensation committee assists the board in reviewing and approving or recommending our compensation structure, including all forms of compensation relating to our directors and management. The compensation committee is responsible for, among other things:

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

  Nominating and Corporate Governance Committee

        Our nominating and corporate governance committee consists of Daniel Burgess, Mark Corrigan and Stephen Webster. Daniel Burgess is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

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

Compensation Committee Interlocks and Insider Participation

        For the fiscal year ended December 31, 2018, the members of our compensation committee were Axel Bolte, Carrie Bourdow, Mark Corrigan and Charles Rowland, Jr. No member of our compensation committee is, or has been, an officer or employee of ours or any subsidiary of ours. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that had one or more executive officers serving as a director or member of our compensation committee during the year ended December 31, 2018.

Executive Officers

        The following table sets forth information regarding our executive officers as of March 1, 2019:

Name	Age	Position
Theodore Schroeder	63	Chief Executive Officer
Robert Crotty	45	General Counsel and Secretary
Steven Gelone	51	President and Chief Operating Officer
Francesco Maria Lavino	45	Chief Commercial Officer
Jennifer Schranz	54	Chief Medical Officer
Gary Sender	56	Chief Financial Officer

        In addition to the biographical information for Mr. Schroeder, which is set forth above under "Board of Directors," set forth below is certain biographical information about Drs. Gelone and Schranz, and Messrs. Crotty, Lavino and Sender:

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

        Steven Gelone has served as our president and chief operating officer since July 24, 2018. Dr. Gelone previously served as Nabriva Austria's chief development officer and head of business development from 2014 until the Redomiciliation, our chief development officer from the Redomiciliation until June 30, 2017 and our chief scientific officer from June 30, 2017 until July 24, 2018. Prior to joining Nabriva Austria, he served as head of clinical research and development at Spark Therapeutics, Inc. in 2014 and vice president of clinical and preclinical development at ViroPharma Incorporated from 2005 to 2014. Dr. Gelone also served as director of medical affairs at Vicuron Pharmaceuticals from 2002 to 2003 and director of clinical pharmacology and experimental medicine at GlaxoSmithKline Pharmaceuticals from 2000 to 2002. Dr. Gelone received his B.S. Pharm. and Pharm.D. from Temple University.

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

        Jennifer Schranz has served as our chief medical officer since March 21, 2018. Previously, Dr. Schranz served as vice president, clinical research and development, global development team lead, for hereditary angioedema at Shire plc from January 2014 until March 2018. Prior to Shire, Dr. Schranz served as vice president of clinical development for ViroPharma, Inc. from March 2011 until January

2014. Before joining ViroPharma, Dr. Schranz was vice president, clinical research at Cempra, Inc., where she was responsible for clinical and regulatory strategy. Earlier in her career, Dr. Schranz worked in clinical development and medical affairs at several pharmaceutical companies, including Wyeth (now Pfizer), Vicuron Pharmaceuticals, Inc. (now Pfizer), GlaxoSmithKline plc, and Merck & Co. Inc. Dr. Schranz completed two years of biology and psychology at McMaster University prior to acceptance and subsequent completion of an M.D. from the University of Toronto, where she completed her internal medicine training and was a fellow in infectious diseases.

        Gary Sender has served as our chief financial officer since April 12, 2017. Mr. Sender previously served as our chief financial officer from May 2016 until the Redomiciliation. Prior to joining Nabriva Austria, he served as chief financial officer and executive vice president at Synergy Pharmaceuticals from 2015 to 2016. From 2009 until 2015, Mr. Sender served as senior vice president, Finance at Shire plc., supporting its Specialty Pharmaceuticals business and subsequently its Global Commercial businesses. At Shire he was responsible for financial management and support of all commercial areas of Shire's Specialty Pharmaceutical and Rare Disease businesses, with an emphasis on resource allocation, financial forecasting, business cases and mergers and acquisitions. Prior to joining Shire, Mr. Sender was the founding CFO of Tengion, Inc. Mr. Sender also spent 15 years in a number of leadership roles within Merck. Mr. Sender received his B.S. from Boston University and an M.B.A from Carnegie-Mellon University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our ordinary shares to file with the SEC initial reports of ownership of our ordinary shares and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Our directors, executive officers and holders of more than 10% of our ordinary shares are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of our records and representations made by the persons required to file these reports, we believe that, during the year ended December 31, 2018, our directors, executive officers and holders of more than 10% of any class of equity securities complied with all Section 16(a) filing requirements applicable to them.

ITEM 11.    EXECUTIVE COMPENSATION

        The following discussion provides the amount of compensation paid, and benefits in-kind granted, by us and our subsidiaries to the members of our board of directors and certain executives for services provided in all capacities to us and our subsidiaries for the year ended December 31, 2018.

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

Summary Compensation Table

        Our "named executive officers" for the year ended December 31, 2018 were as follows: Dr. Broom, our former chief executive officer, Mr. Schroeder, our chief executive officer, Dr. Gelone, our president and chief operating officer, and Mr. Lavino, our chief commercial officer. The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for the periods presented.

Name and principal position	Year	Salary($)	Bonus ($)		Share Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Colin Broom	2018	275,137	—		436,725	754,400	355,594	223,131	2,044,987
Chief Executive	2017	457,387	—		—	1,235,835	183,501	40,158	1,916,881
Officer(4)	2016	410,354	—		—	769,798	175,776	43,043	1,398,971
Theodore Schroeder	2018	220,360	—		529,500	1,739,100	—	20,380	2,509,340
Chief Executive Officer
Francesco Maria Lavino	2018	360,298	50,000	(5)	145,575	377,200	119,438	36,253	1,088,764
Chief Commercial
Officer
Steven Gelone	2018	426,104	—		225,255	546,738	126,822	15,116	1,340,035
President and Chief	2017	370,278	—		—	535,055	93,766	15,942	1,015,041
Operating Officer

(1)
The amounts reported in the "Share Awards" and "Option Awards" columns reflect the aggregate grant-date fair value of share-based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 11 to the consolidated financial statements regarding assumptions underlying the valuation of equity awards.

(2)
The amounts reported in the "Non-Equity Incentive Plan Compensation" column represent awards to our named executive officers under our annual cash bonus program.

(3)
The compensation included in the "All Other Compensation" column consists of amounts we contributed to our 401(k) plan and medical insurance premiums paid by us on behalf of such individual. This column also includes severance benefits for Dr. Broom of $195,868.

(4)
Dr. Broom resigned from his position as chief executive officer effective as of July 24, 2018.

(5)
During 2018, Mr. Lavino received a sign-on bonus of $50,000 that became payable on the first anniversary of his start date.

Narrative Disclosure to Summary Compensation Table

  Base Salary

        In 2018, we paid annualized base salaries of $471,534 to Dr. Broom; $530,000 to Mr. Schroeder; $360,500 to Mr. Lavino; and $450,000 to Dr. Gelone. In 2017, we paid annualized base salaries of $457,800 to Dr. Broom; $350,000 to Mr. Lavino; and $390,000 to Dr. Gelone.

        In January 2019, our board of directors, following approval and recommendation from the compensation committee and consistent with the recommendations of the compensation committee's independent compensation consultant, approved an increase to the base salaries of our named executive officers for 2019 as follows: $560,000 for Mr. Schroeder, $371,800 for Mr. Lavino and $472,100 for Dr. Gelone. The board also approved 2019 base salaries for Mr. Crotty, our general counsel and secretary, of $371,100, Dr. Schranz, our chief medical officer, of $436,200 and Mr. Sender, our chief financial officer, of $382,500, which also were consistent with the recommendation of the compensation committee's independent consultant.

        None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

  Annual Performance-Based Compensation

        Our executive officers, which include the named executive officers, participate in our performance-based bonus program. All annual cash bonuses for our executives under the performance-based bonus program are tied to the achievement of strategic and operational corporate goals for the company, which are set by the compensation committee and approved by the board. There are no discretionary individual goals under the bonus program. The 2018 strategic and operational goals for Nabriva related to the following objectives:

  •
  corporate strategy;

  •
  commercial launch readiness;

  •
  finance, specifically fundraising;

  •
  business development;

  •
  clinical development, including topline data for LEAP 2 and filing the NDA for lefamulin in the fourth quarter of 2018; and,

  •
  chemistry, manufacturing, and control (CMC), including completing manufacture of the active pharmaceutical ingredient validation and tablet optimization batches.

        Under their respective employment agreements, the annual target bonus for Mr. Schroeder is 50% of his current base salary, the annual target bonus for Dr. Gelone is 40% of his current base salary and the annual target bonus for each of Dr. Schranz, Mr. Sender, Mr. Crotty and Mr. Lavino is 35% of their respective current base salaries. The annual target bonus for Dr. Broom was 50% of his then-current base salary. In October 2018, the compensation committee recommended, and the board of directors approved, an annual target bonus for each of Dr. Schranz, Mr. Sender, Mr. Crotty and Mr. Lavino at 40% of their respective salaries.

        At a meeting held in October 2018, our compensation committee reviewed the accomplishments of the named executive officers as measured against the aforementioned 2018 goals. The compensation committee reviewed whether each goal had been obtained and the weight such goals should be given in determining the bonus payout for 2018 performance. Based on its review, the compensation committee recommended an 108% payout of the target bonuses for 2018, which were paid in January 2019. Accordingly, the 2018 bonus payouts were $119,250 for Mr. Schroeder, $136,269 for Mr. Lavino and $181,420 for Dr. Gelone. Dr. Broom received a lump sum cash payment of $132,417 in full satisfaction of any bonus as part of his separation agreement.

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

        On January 31, 2019, our board of directors granted stock options under the 2017 Share Incentive Plan to Mr. Schroeder, Mr. Lavino and Dr. Gelone. The options will vest over a four-year period beginning on January 31, 2019. Twenty-five percent (25%) of the option will vest on January 31, 2020, and the remaining seventy-five percent (75%) will vest on a monthly pro-rata basis over the remaining vesting period. Each of the option awards had an exercise price $1.90 per share, which was the closing sale price of our ordinary shares on the Nasdaq Global Market on the grant date. Mr. Schroeder, Mr. Lavino and Dr. Gelone were also granted Restricted Stock Units, or RSUs. The RSUs will vest over a four-year period beginning on January 31, 2019. Twenty-five percent (25%) of the RSUs will vest on January 31, 2020, and the remaining seventy-five percent (75%) will vest on a monthly pro-rata basis over the remaining vesting period.

        The following table sets forth the number of our ordinary shares issuable upon exercise of the share awards granted to our named executive officers in 2019:

Name	Option Award (#)	RSU Award (#)
Theodore Schroeder	429,800	163,250
Colin Broom	—	—
Steven Gelone	278,400	105,750
Francesco Maria Lavino	138,200	52,500

        On July 23, 2018, Nabriva Therapeutics US, Inc. ("Nabriva US") entered into an Employment Agreement with Theodore Schroeder (the "Schroeder Agreement") providing for Mr. Schroeder, age 63, to serve as chief executive officer of the Company and president and chief executive officer of Nabriva US, contingent on and effective as of the Closing of the Zavante Acquisition (the "Commencement Date). Pursuant to the Schroeder Agreement, the Board also approved the grant to Mr. Schroeder, effective as of the first business day immediately following the Commencement Date (the "Grant Date"), of a non-statutory stock option to purchase 850,000 ordinary shares of the Company at an exercise price per share equal to the closing price per share of the Company's ordinary shares on the Nasdaq Global Select Market on the Grant Date. The option award will have a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the Commencement Date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. In addition, the Board approved the grant to Mr. Schroeder, effective as of the Grant Date, of 150,000 performance-based restricted share units (the "Schroeder PRSUs"). The Schroeder PRSUs will vest as follows: 50% of the Schroeder PRSUs will vest upon Board certification of the receipt of FDA approval of a new drug application for each of (x) lefamulin and (y) CONTEPO for any indication, and 50% of the Schroeder PRSUs will vest on the first anniversary of such Board certification, provided, in each case, that Mr. Schroeder is performing services to Nabriva US on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the Schroeder PRSUs award will terminate in full.

        On January 31, 2018, our board of directors granted stock options under the 2017 Share Incentive Plan to Dr. Broom, Mr. Sender and Dr. Gelone. The options will vest over a four-year period beginning on January 31, 2018. Twenty-five percent (25%) of the option will vest on January 31, 2019, and the remaining seventy-five percent (75%) will vest on a monthly pro-rata basis over the remaining vesting period. Each of the option awards had an exercise price $6.47 per share, which was the equivalent of the closing sale price of our ordinary shares on the Nasdaq Global Market on the grant date. Dr. Broom, Mr. Lavino and Dr. Gelone were also granted Restricted Stock Units, or RSUs. Vesting of the RSUs is subject to FDA approval of an NDA, for lefamulin. Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. If the FDA does not approve an NDA for lefamulin within two years of the grant date, the RSU award will terminate in full.

        The following table sets forth the number of our ordinary shares issuable upon exercise of the share awards granted to our named executive officers in 2018:

Name	Option Award (#)	RSU Award (#)
Theodore Schroeder	850,000	150,000
Colin Broom	200,000	67,500
Steven Gelone	185,000	54,500
Francesco Maria Lavino	100,000	22,500

Outstanding Equity Awards as of December 31, 2018

        The following table sets forth information regarding outstanding stock options and RSUs held by our named executive officers as of December 31, 2018:

						Share Awards
	Option Awards										Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
								Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)
Colin Broom	158,270	—	(1)	7.21	7/5/2025	—		—	67,500	(14)	98,550
	168,185	28,715	(2)	7.21	7/5/2025	—		—	—		—
	106,958	44,042	(3)	8.34	2/4/2026	—		—	—		—
	119,625	141,375	(4)	8.50	2/7/2027	—		—	—		—
	—	200,000	(5)	6.47	1/31/2028	—		—	—		—
Theodore Schroeder	—	850,000	(6)	3.53	7/25/2028	150,000	(15)	219,000	—		—
Francesco Maria Lavino	53,125	96,875	(7)	10.48	7/31/2027	—		—	22,500	(14)	32,850
	—	100,000	(8)	6.47	1/31/2028	—		—	—		—
Steven Gelone	81,997	6,793	(9)	7.21	7/5/2025	—		—	54,500	(14)	79,570
	39,596	16,304	(10)	8.34	2/4/2026	—		—	—		—
	51,792	61,208	(11)	8.50	2/7/2027	—		—	—		—
	—	100,000	(8)	6.47	1/31/2028	—		—	—		—
	—	77,500	(12)	3.53	7/25/2028	—		—	—		—
	—	7,500	(13)	2.49	2/8/2028	—		—	—		—

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

(5)
Dr. Broom's option to purchase 200,000 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.

(6)
Mr. Schroeder's option to purchase 850,000 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.

(7)
Mr. Lavino's option to purchase 150,000 of our ordinary shares vests over four years, with 25% of the options vesting on July 31, 2018, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.

(8)
Mr. Lavino's and Dr. Gelone's option to purchase 100,000 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.

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

(12)
Dr. Gelone's option to purchase 77,500 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.

(13)
Dr. Gelone's option to purchase 7,500 of our ordinary shares vests over four years, with 25% of the options vesting on August 2, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.

(14)
Dr. Broom, Mr. Lavino and Dr. Gelone's vesting of the RSUs is subject to the FDA approval of an NDA for lefamulin. Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. If the FDA does not approve an NDA for lefamulin within two years of the grant date, the RSU award will terminate in full.

(15)
Mr. Schroeder's RSUs will vest as follows: 50% of the RSUs will vest upon Board certification of the receipt of FDA approval of a new drug application for each of (x) lefamulin and (y) CONTEPO for any indication, and 50% of his RSUs will vest on the first anniversary of such Board certification, provided, in each case, that Mr. Schroeder is performing services to Nabriva US on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the RSUs will terminate in full.

Employment Agreements with Executive Officers

Agreement with Theodore Schroeder, Chief Executive Officer and Director

        Mr. Schroeder was appointed our chief executive officer and entered into an employment agreement dated and effective as of July 23, 2018. He was appointed to our board on August 1, 2018. His employment agreement continues until terminated in accordance with its terms, as described below.

        Pursuant to his employment agreement, Mr. Schroeder receives an annual base salary of $530,000 and is eligible to receive an annual performance bonus targeted at 50% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. For 2018, Mr. Schroeder's bonus was pro-rated to reflect his 2018 service to us. Mr. Schroeder is also eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and is also entitled to participate in any and all benefit programs that we make available to our executive officers, for which he may be eligible, under the plan documents governing such programs.

        Pursuant to his employment agreement, the Board also approved the grant to Mr. Schroeder, effective as of the first business day immediately following his employment commencement date (the "Grant Date"), of a non-statutory stock option to purchase 850,000 ordinary shares at an exercise price per share equal to the closing price per share of the Company's ordinary shares on the Nasdaq Global Select Market on the Grant Date. The option award has a ten-year term and vests over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of his employment commencement date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. In addition, the Board approved the grant to Mr. Schroeder, effective as of the Grant Date, of 150,000 performance-based restricted share units (the "Schroeder PRSUs"). The Schroeder PRSUs vest as follows: 50% of the Schroeder PRSUs will vest upon Board certification of the receipt of FDA approval of a new drug application for each of (x) lefamulin and (y) CONTEPO for any indication, and 50% of the Schroeder PRSUs will vest on the first anniversary of such Board certification, provided, in each case, that Mr. Schroeder is performing services for us on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the Schroeder PRSUs award will terminate in full. The option being granted to Mr. Schroeder and the Schroeder PRSUs were awarded outside of our 2017 Share Incentive Plan as an inducement material to Mr. Schroeder's entering into employment with us in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4).

        The employment agreement, and Mr. Schroeder's employment, may be terminated as follows: (1) upon Mr. Schroeder's death or "disability" (as disability is defined in his employment agreement); (2) at our election, with or without "cause" (as cause is defined in his employment agreement); and (3) at Mr. Schroeder's election, with or without "good reason" (as good reason is defined in his employment agreement).

        In the event of the termination of Mr. Schroeder's employment by us without cause, including as a result of a termination of his employment for good reason prior to, or more than twelve months following, a "change in control" (as change in control is defined in his employment agreement), Mr. Schroeder will be entitled to his base salary that has accrued and to which he is entitled as of the termination date. In addition, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non-disclosure and developments agreement with us, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 18 months (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 18 months following his date of termination, (3) a lump sum payment equal to any earned but unpaid annual bonus for a previously completed calendar year and (4) a lump sum payment equal to a prorated annual bonus for the year in which Mr. Schroeder's employment is terminated based on the number of days he provided services to us during the year in which his employment is terminated.

        In the event of the termination of Mr. Schroeder's employment by us without cause, including as a result of a termination of his employment for good reason prior to, or by him for good reason within twelve months following a change in control, subject (as described above with respect to certain payments), to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non-disclosure and developments agreement with us, Mr. Schroeder would be entitled to the same payments and benefits as described in the preceding paragraph, except that, in lieu of a pro-rated annual bonus payment, he would be entitled to receive a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated and he shall also be entitled to full vesting acceleration of his then-unvested equity awards, whether granted under the 2017 Share Incentive Plan or any successor equity incentive plan or as an inducement to his employment, such that his equity awards become fully exercisable and non-forfeitable as of the termination date.

        If Mr. Schroeder's employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by Mr. Schroeder without good reason, our obligations under the employment agreement cease immediately, and Mr. Schroeder is only entitled to his base salary that has accrued and to which he is entitled as of the termination date and solely if his employment is terminated as a result of his death or disability, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non-disclosure and developments agreement with us, he or his estate, as applicable, is entitled to any earned but unpaid annual bonus from a previously completed calendar year.

        As a condition of his employment, Mr. Schroeder signed a proprietary rights, non-disclosure and developments agreement.

Agreements with other Executive Officers

        Mr. Sender was appointed chief financial officer of Nabriva Austria and entered into an employment agreement dated and effective as of May 2, 2016. He was appointed our chief financial officer on April 12, 2017. Dr. Gelone was appointed chief development officer and entered into an employment agreement dated and effective as of December 1, 2014, which was amended and restated as of May 26, 2016 and further amended on restated on July 24, 2018. Mr. Crotty was appointed general counsel and secretary of Nabriva Austria and entered into an employment agreement dated and effective as of June 14, 2017. Dr. Gelone was appointed as our chief development officer and Mr. Crotty was appointed our general counsel and secretary effective as of June 23, 2017. Dr. Gelone was subsequently appointed our chief scientific officer on June 30, 2017, and our president and chief operating officer on July 24, 2018. Dr. Schranz was appointed our chief medical officer and entered into an employment agreement dated and effective as of March 21, 2018. Mr. Lavino was appointed our chief commercial officer and entered into an employment agreement dated and effective as of July 10, 2017. Each of these employment agreements provides that such executive officer is an at-will employee, and his or her employment with us can be terminated by the respective executive officer or us at any time and for any reason.

        The employment agreements and the employment of each of Mr. Sender, Dr. Gelone, Mr. Crotty, Dr. Schranz and Mr. Lavino may be terminated in one of three ways: (1) upon the death or "disability" (as disability is defined in the applicable employment agreement) of such executive officer; (2) at our election, with or without "cause" (as cause is defined in the applicable employment agreement); and (3) at such executive officer's election, with or without "good reason" (as good reason is defined in the applicable employment agreement).

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

        In the event of the termination of the executive officer's employment by us without cause or by him or her for good reason within twelve months following a change in control, subject (as described above with respect to certain payments) to such executive officer's execution and nonrevocation of a release of claims in our favor and his or her continued compliance with his or her proprietary rights, non-disclosure and developments agreement with us, such executive officer will be entitled to the same payments and benefits as described in the preceding paragraph, except that, in lieu of a pro-rated annual bonus payment, such executive officer will be entitled to receive a lump sum payment equal to 100% of such executive officer's target bonus for the year in which his or her employment is terminated, and such executive officer shall also be entitled to full vesting acceleration of his or her then-unvested equity awards, whether granted under the 2017 Share Incentive Plan or any successor equity incentive plan, such that his or her equity awards become fully exercisable and non-forfeitable as of the termination date.

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

        Pursuant to their respective employment agreements, each of these executive officers is entitled to an annual base salary, as follows: Mr. Sender: $382,500; Dr. Gelone: $472,100; Mr. Crotty; $371,100; Dr. Schranz: $436,200 and Mr. Lavino: $371,800. Such base salary is reviewed by our compensation committee and the board of directors in the first quarter of each fiscal year and any adjustment to such base salary is retroactively effective to the first day of such fiscal year. In addition, such executive officers are eligible for an annual discretionary bonus of 35% of their current base salary. Each executive officer is also eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and is also entitled to participate in any and all benefit programs that we make available to our executive officers, for which he or she may be eligible, under the plan documents governing such programs.

        As a condition to their employment, each of Mr. Sender, Dr. Gelone, Mr. Crotty, Dr. Schranz and Mr. Lavino signed a proprietary rights, non-disclosure and developments agreement.

Agreements with Colin Broom, Director and Former Chief Executive Officer

        Dr. Broom was appointed chief executive officer of Nabriva Austria and entered into an employment agreement dated and effective as of August 28, 2014, which was amended and restated as of June 17, 2016. He was appointed our chief executive officer on April 12, 2017. Dr. Broom resigned as chief executive officer, effective July 24, 2018 (the "Transition Date"). We entered into a Transition, Separation and Release of Claims Agreement, or the Transition Agreement, with Dr. Broom on July 23, 2018. We also entered into a Consulting Agreement with Dr. Broom, effective as of the Transition Date, pursuant to which Dr. Broom provides to us, upon the request of the Board, consulting and advisory services relating to the preparation and submission of a new drug application for the Company's lefamulin product candidate to the FDA (collectively, the "Services"). Dr. Broom continues to serve as a director on the Board.

        Under the Transition Agreement, Dr. Broom will be entitled to compensation for such services consistent with the Company's Non-Employee Director Compensation Policy as in effect from time to time (the "Policy"). However, Dr. Broom was not eligible to receive an "initial grant" of share options under such Policy or an "annual grant" of share options under such Policy in 2018.

        Pursuant to the Transition Agreement, in return for Dr. Broom's execution of the Transition Agreement and timely execution and nonrevocation of an additional release of claims at the time of the Transition Date, Dr. Broom received the "severance benefits" described in his amended and restated employment agreement dated as of June 17, 2016 that he would be entitled to receive upon a "qualifying termination" occurring prior to or more than 12 months following a "change in control" (as such terms are defined in the Employment Agreement). Specifically, he received continued payment of his current annual base salary of $471,534 for a period of 18 months, or $707,301 in the aggregate; subject to certain conditions, payment of a portion of health coverage premiums for a period of up to 18 months following the Transition Date; and a lump sum payment of $132,417 which is equal to the prorated portion of Dr. Broom's 2018 annual target bonus of $235,767, representing 50.0% of his 2018 annual base salary, based on the number of days of his employment in 2018.

        In addition, pursuant to the Transition Agreement, Dr. Broom will continue to vest in any options he holds to purchase the Company's ordinary shares that were outstanding as of the Transition Date (the "Outstanding Options") for a period of 12 months following the Transition Date provided he remains on the Board during such 12-month period. In the event his service as a director on the Board terminates before the 12-month anniversary of the Transition Date, the portion of the Outstanding Options that would have vested had Dr. Broom remained on the Board through the 12-month anniversary of the Transition Date will be accelerated at that time. Any of Dr. Broom's options that are unvested at the 12-month anniversary of the Transition Date will terminate and Dr. Broom will no longer have any rights with respect to them. In addition, the post-termination exercise period of the vested Outstanding Options will be extended such that Dr. Broom is entitled to exercise any vested Outstanding Options until the later of the date that is 24 months following the Transition Date and the date that is three months following his cessation of service on the Board (but in no event later than the final exercise date applicable to such option). The Transition Agreement also provides that, if Dr. Broom continues to serve on the Board or to provide Services under the Consulting Agreement on the effective date of grant, he shall continue to be entitled to receive the grant of performance-based restricted share units (the "Broom PRSUs") previously approved by the Board, which will vest in accordance with, and otherwise be subject to the terms and conditions of, the previously-approved award agreement. However, if Dr. Broom ceases to serve on the Board and ceases to provide Services under the Consulting Agreement following achievement of the applicable performance metric under the Broom PRSUs but before the first anniversary of the achievement of the performance vesting metric, the award will accelerate and vest in full at the time he ceases to provide all services on the Board and as a consultant.

        The Transition Agreement also provided for, among other things, a release of claims by Dr. Broom in favor of us and our affiliates, continuing confidentiality, non-solicitation and non-competition obligations applicable to Dr. Broom under his existing Proprietary Rights, Non-Disclosure and Developments Agreement, and a mutual non-disparagement obligation applicable to us and Dr. Broom.

        Pursuant to the Consulting Agreement, Dr. Broom receives $500.00 per hour in consulting fees for his performance of the Services under the Consulting Agreement. The term of the Consulting Agreement will be from the Transition Date until January 31, 2020, and may be extended for additional periods upon mutual written agreement of both us and Dr. Broom. In addition, the Consulting Agreement may be terminated by us if Dr. Broom materially breaches the Consulting Agreement or the Transition Agreement; by Dr. Broom, if we materially breach the Consulting Agreement or the Transition Agreement; at any time by either us or Dr. Broom upon not less than 15 days prior written notice to the other party; at any time upon the mutual written consent of the parties; or automatically upon the death, physical incapacitation or mental incompetence of Dr. Broom.

Equity Incentive Plans

        In this section, we describe our 2017 Share Incentive Plan and Stock Option Plan 2015. Prior to the Redomiciliation, Nabriva Austria granted awards to eligible recipients under the Stock Option Plan 2015. In connection with the Redomiciliation, both plans were amended to take account of certain requirements under Irish law and assumed by us, with each option to acquire one Nabriva Austria common share becoming an option to acquire ten of our ordinary shares on the same terms and conditions. We currently make share awards to eligible recipients solely under our 2017 Share Incentive Plan.

2017 Share Incentive Plan

        The 2017 Share Incentive Plan permits the award of share options, share appreciation rights, or SARs, restricted shares, restricted share units or RSUs, and other share-based awards to our employees, officers, directors, consultants and advisers. Our board of directors will administer the 2017 Share Incentive Plan. As of January 31, 2019, under our 2017 Share Incentive Plan, there were options to purchase an aggregate of 2,398,425 of our ordinary shares at a weighted average exercise price of $5.41 per share, 1,222,100 restricted stock units outstanding with a weighted average grant date fair value of $3.33 per share, and 1,443,853 ordinary shares available for future issuance under the plan. Shares covered by awards under the 2017 Share Incentive Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part or that result in any shares not being issued will again be available for the grant of awards under the 2017 Share Incentive Plan (subject, in the case of incentive share options, to any limitations under the Internal Revenue Code, or the Code).

        Options and SARs granted under the 2017 Share Incentive Plan may not have an exercise price or measurement price, respectively, that is less than 100% of the fair market value of our ordinary shares on the date of grant; provided, however, that if our board of directors approves the grant of an option or SAR with an exercise price or measurement price to be determined on a future date, such price may not be less than 100% of the fair market value of our ordinary shares on such future date. Such options and SARs will be exercisable at such times and subject to such terms and conditions as the board may specify in the applicable option or SAR agreement. No option or SAR will be granted with a term in excess of ten years.

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

        No award may be granted under the 2017 Share Incentive Plan after September 14, 2027. The board of directors may, at any time, amend, suspend or terminate the 2017 Share Incentive Plan or any portion thereof. However, if shareholder approval is required, including by application of Irish law, the board may not effect such modification or amendment without such approval.

Stock Option Plan 2015

        The Stock Option Plan 2015 provided for the grant of options to purchase our ordinary shares to our employees, including executive officers, and to directors. As of January 31, 2019, under our Stock Option Plan 2015, there were options to purchase an aggregate of 2,842,913 of our ordinary shares at a weighted average exercise price of $8.34 per share and no ordinary shares were available for issuance under the plan. Following the approval of the 2017 Share Incentive Plan by our shareholders on September 15, 2017, we ceased granting awards under the Stock Option Plan 2015, Unless the context specifically indicates otherwise, references to our Stock Option Plan 2015 in this Annual Report on Form 10-K refer to the Stock Option Plan 2015, as amended and adopted by us.

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

DIRECTOR COMPENSATION

Summary Compensation Table

        The following table sets forth a summary of the compensation earned by the non-employee members of the board of directors for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)		Total ($)
Daniel Burgess	82,500	101,113	(4)	183,613
Axel Bolte(3)	—	—		—
Colin Broom	16,982	—		16,982
George Talbot	40,114	79,663	(6)	119,777
Charles Rowland, Jr.	62,542	93,963	(5)	156,505
Stephen Webster	54,058	79,663	(6)	133,721
Mark Corrigan	44,630	79,663	(6)	124,293
Carrie Bourdow	44,000	79,663	(6)	123,663

(1)
Fees earned consist of gross director retainer fees which were subject to income tax withholdings in Ireland.

(2)
The amounts reported in the "Option Awards" column reflect the aggregate fair value of share-based compensation awarded during 2018 computed in accordance with the provisions of ASC Topic 718.

(3)
Mr. Bolte has declined to accept either cash or equity compensation for his services on our board of directors.

(4)
Represents the grant of an option to purchase 44,000 of our ordinary shares vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date.

(5)
Represents the grant of an option to purchase 39,000 of our ordinary shares vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date.

(6)
Represents the grant of an option to purchase 10,100 of our ordinary shares vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date.

Director Compensation Arrangements

        Following the Redomiciliation, we adopted a non-employee director compensation policy for our directors, which provided for the following:

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

        On March 12, 2018, our board of directors approved an amendment to our non-employee director compensation policy. Effective as of March 12, 2018, the amendment increased the initial grant of an option to purchase our ordinary shares to new non-employee directors upon their initial election to the board of directors to 58,000 ordinary shares and increased the annual grant of an option to purchase our ordinary shares for each non-employee director to 29,000 ordinary shares. The board of directors approved the annual grants to non-employee directors for the 2018 fiscal year on May 2, 2018.

        On October 31, 2018, our board of directors approved an amendment to our non-employee director compensation policy. Effective as of October 31, 2018, we adopted a non-employee director compensation policy for our directors, which provides for the following:

  •
  each new non-employee director receives an initial grant of an option to purchase 70,000 of our ordinary shares upon his or her initial election to the board of directors;

  •
  each non-employee director receives an annual grant of an option to purchase 35,000 of our ordinary shares on the date of our annual general meeting of shareholders;

  •
  each non-employee director receives an annual cash fee of $40,000;

  •
  the chairman of our board of directors receives an additional annual cash fee of $30,000;

  •
  each non-employee director who is a member of the audit committee receives an additional annual cash fee of $10,000 ($20,000 for the audit committee chair);

  •
  each non-employee director who is a member of the compensation committee receives an additional annual cash fee of $7,500 ($15,000 for the compensation committee chair); and

  •
  each non-employee director who is a member of the nominating and corporate governance committee receives an additional annual cash fee of $5,000 ($10,000 for the nominating and corporate governance committee chair).

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of January 31, 2019 by:

  •
  each of our directors and director nominees;

  •
  each of our "named executive officers";

  •
  all of our directors and executive officers as a group; and

  •
  each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our ordinary shares.

        The percentages in the columns entitled "Percentage of Shares Beneficially Owned" are based on a total of 67,645,598 ordinary shares outstanding as of January 31, 2019.

        Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ordinary shares. Our ordinary shares subject to options that are currently exercisable or exercisable within 60 days of January 31, 2019 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the ordinary shares beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Nabriva Therapeutics plc, 25-28 North Wall Quay, Dublin 1, Ireland.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors, Director Nominees and Named Executive Officers:
Daniel Burgess(1)	73,594	*	%
George H. Talbot(2)	104,507	*	%
Mark Corrigan(3)	37,594	*	%
Stephen Webster(4)	45,594	*	%
Charles A. Rowland, Jr.(5)	87,867	*	%
Carrie Bourdow(6)	21,322	*	%
Colin Broom(7)	824,429	1.21%
Steven Gelone(8)	238,759	*	%
Theodore Schroeder(9)	60,741	*	%
Francesco Lavino(10)	95,386	*	%
All current directors and executive officers as a group (13 individuals)(11)	1,868,456	2.70%
5% Shareholders:
Entities affiliated with Vivo(12)	6,619,190	9.79%
Novo Holdings A/S(13)	4,703,720	6.95%
Longitude Capital Management Co., LLC(14)	4,012,375	5.93%
Frazier Healthcare(15)	4,012,374	5.93%
OrbiMed Private Investments V, L.P.(16)	3,919,600	5.79%

*
Less than one percent.

(1)
Consists of (i) 36,000 ordinary shares and (ii) 37,594 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(2)
Consists of (i) 47,640 ordinary shares and (ii) 56,867 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(3)
Consists of 69,400 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(4)
Consists of (i) 8,000 ordinary shares and (ii) 69,400 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(5)
Consists of (i) 53,000 ordinary shares and (ii) 34,867 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(6)
Consists of 21,322 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(7)
Consists of (i) 175,000 ordinary shares directly owned by Dr. Broom and (ii) 649,429 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(8)
Consists of (i) 22,740 ordinary shares and (ii) 216,019 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(9)
Consists of 60,741 ordinary shares.

(10)
Consists of (i) 3,719 ordinary shares and (ii) 91,667 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2019.

(11)
Consists of (i) 428,540 ordinary shares and (ii) 1,439,916 ordinary shares issuable upon exercise of stock options within 60 days of January 31, 2019.

(12)
Based solely upon Schedule 13G filed on February 14, 2019, which sets forth beneficial ownership as of December 31, 2018. Consists of (i) 4,218,777 ordinary shares and held by Vivo Hong Kong VIII Co., Limited, wholly owned subsidiary of Vivo Capital Fund VIII, L.P., (ii) 582,556 ordinary shares held by Vivo Hong Kong VIII Surplus Co., Limited, wholly owned subsidiary of Vivo Capital Surplus Fund VIII, L.P. and (iii) 1,817,857 ordinary shares and held by Vivo Opportunity, LLC. Vivo Capital VIII, LLC is the general partner of both Vivo Capital Fund VIII, L.P. and Vivo Capital Surplus Fund VIII, L.P. The voting members of Vivo Capital VIII, LLC are Frank Kung, Albert Cha, Edgar Engleman, Chen Yu and Shan Fu, none of whom has individual voting or investment power with respect to these shares and each of whom disclaims beneficial ownership of such shares of Vivo Hong Kong VIII Co., Limited and Vivo Hong Kong VIII Surplus Co., Limited. Vivo Opportunity, LLC is the general partner of Vivo Opportunity Fund, L.P. The voting members of Vivo Opportunity, LLC are Albert Cha, Gaurav Aggarwal, Shan Fu, Frank Kung and Michael Chang, none of whom has individual voting or investment power with respect to these shares of Vivo Opportunity, LLC and each of whom disclaims beneficial ownership of such shares. The address for Vivo Capital VIII, LLC and Vivo Opportunity, LLC is 505 Hamilton Avenue, Suite 207, Palo Alto, California 94301.

(13)
Based solely upon Schedule 13G filed on February 1, 2019, which sets forth beneficial ownership as of December 31, 2018. Novo Holdings A/S, a Danish limited liability company, is wholly owned by Novo Nordisk Fonden (the "Foundation"), a Danish commercial foundation. Novo Holdings A/S is the holding company in the group of Novo companies (currently comprised of Novo Nordisk A/S, Novozymes A/S and NNIT A/S) and is responsible for managing the Foundation's assets, including its financial assets. Based on the governance structure of Novo Holdings A/S and the Foundation, the Foundation disclaims any beneficial ownership of the shares held by Novo Holdings A/S. Novo Holdings A/S, through its board of directors (the "Novo Board"), has the sole power to vote and dispose of the shares. Lars Rebien Sorensen, Steen Riisgaard, Francis Cuss, Jean-Luc Butel, Jeppe Christiansen and Vivian Monges serve on the Novo Board and may exercise voting and dispositive control over the shares only with the support of a majority of the Novo Board. As such, no individual member of the Novo Board is deemed to hold any beneficial ownership or reportable pecuniary interest in the shares. The business address of Novo Holdings A/S is Tuborg Havnevej 19, 2900 Hellerup, Denmark.

(14)
Based solely upon Schedule 13G filed on August 7, 2018, which sets forth beneficial ownership as of July 31, 2018 for Longitude Venture Partners II, L.P. ("LVPII"), Longitude Capital Partners II, LLC ("LCPII"), Juliet Tammenoms Bakker and Patrick G. Enright. The ordinary shares are owned of record by LVPII. LCPII is the sole general partner of LVPII, and Ms. Bakker and Mr. Enright are managing members of LCPII. The address for these entities and persons is 2740 Sand Hill Road, Second Floor, Menlo Park, California 94025.

(15)
Based solely upon Schedule 13G filed on August 2, 2018, which sets forth beneficial ownership as of July 24, 2018 for Frazier Healthcare VII, L.P. and Frazier Healthcare VII-A, L.P. FHM VII, L.P. is the general partner of both Frazier Healthcare VII, L.P. and Frazier Healthcare VII-A, L.P., and FHM VII, L.L.C. is the general partner of FHM VII, L.P. Alan Frazier, Nader Naini, Patrick Heron, James Topper, Nathan Every and Brian Morfitt are the members of FHM VII, L.L.C. and therefore share voting and investment power over the ordinary shares. The address for these entities and persons is c/o Frazier Healthcare Partners, 601 Union Street, Suite 3200, Seattle, Washington 98101.

(16)
Based solely upon the Schedule 13D filed on January 26, 2018, which sets forth beneficial ownership as of January 24, 2018 for OrbiMed Private Investments V-NB B.V., or OPI V-NB and

  OrbiMed Private Investments V, L.P., or OPI V. OrbiMed Private Investments V Cooperatief U.A., or Cooperatief, is the sole stockholder of OPI V-NB. OPI V is the majority member of Cooperatief, and OrbiMed Capital GP V LLC, or GP V, is the sole general partner of OPI V. OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP V. GP V and OrbiMed Advisors may be deemed to have beneficial ownership of the shares held by OPI V and OPI V-NB. OrbiMed Advisors exercises its investment and voting power with respect to the shares held by OPI V-NB and OPI V through a management committee comprised of Carl L. Gordon, Sven H. Borho and Jonathan T. Silverstein, each of whom disclaims beneficial ownership of such shares. Each of GP V and OrbiMed Advisors disclaims beneficial ownership of the shares held by OPI V and OPI V-NB except to the extent of its or his pecuniary interest therein, if any. The address for these entities is 601 Lexington Avenue, 54th floor, New York, New York 10022.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table contains information about our equity compensation plans as of December 31, 2018, as adjusted to reflect our assumption of the option granted under the Stock Option Plan 2015 in connection with the Redomiciliation. As of December 31, 2018, Nabriva had three equity compensation plans, the 2017 Share Incentive Plan, the Stock Option Plan 2015 and the 2018 Employee Share Purchase Plan, each of which were approved by our shareholders. In addition, from time to time, the compensation committee grants inducement equity awards to individuals as an inducement material to the individual's entry into employment with us within the meaning of Nasdaq Listing Rules.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,463,438	(1)	$6.52	(2)	1,543,853	(3)
Equity compensation plans not approved by security holders	1,000,000	(4)	3.53	(2)	—
Total	7,463,438		$6.52	(2)	1,543,853

(1)
Includes ordinary shares underlying awards outstanding under our 2017 Share Incentive Plan and our Stock Option Plan 2015.

(2)
Only share option awards were used in computing the weighted-average exercise price.

(3)
Includes ordinary shares available for issuance under our 2017 Share Incentive Plan and 2018 Employee Share Purchase Plan.

(4)
Represents an option award and a performance-based restricted share unit award granted to Mr. Schroeder on July 25, 2018, as an inducement material to Mr. Schroeder's acceptance of employment with the company in accordance with Nasdaq Listing Rule 5635(c)(4).

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

        In March 2019, our board of directors undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board has determined that each of our directors, with the exception of Colin Broom and Theodore Schroeder, is an "independent director" as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board considered the relationships that each such director has with us, including each of the transactions described below in "—Board Policies—Related Person Transactions—Certain Relationships and Related Transactions," and all other facts and circumstances that our board deemed relevant in make such independence determination.

Board Policies

  Related Person Transactions

        Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which the company is a participant, the amount involved exceeds the lesser of $120,000 and one percent of the average of the our total assets at year-end for the last two completed fiscal years and one of our executive officers, directors, director nominees or 5% shareholders, or their immediate family members, each of whom we refer to as a "related person," has a direct or indirect material interest.

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

  Certain Relationships and Related Transactions

        Since January 1, 2018, we have engaged in the following transactions with our executive officers, directors and holders of more than 5% of our voting securities, and affiliates of our executive officers, directors and 5% shareholders. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties:

July 2018 Financing

        In July 2018, we completed an underwritten offering for the sale of an aggregate of 18,181,818 ordinary shares. In connection with such offerings, our 5% shareholders, purchased an aggregate of 8,715,000 ordinary shares at a purchase price of $2.75 per ordinary share.

5% Shareholders:	Number of Shares Acquired
Entities affiliated with Vivo Capital	2,545,000
Novo A/S	1,815,000
Longitude Ventures Partners	1,815,000
Frazier Healthcare Partners	1,815,000
OrbiMed Private Investments V, L.P.	725,000

At-the-Market Offering

        In March 2018, Wellington Management Group LLP, purchased an aggregate of 3,414,100 of our ordinary shares at a purchase price of $5.50 per share under our "at-the-market" offering program. Following such purchase, Wellington Management Group LLP beneficially owned more than 5% of our outstanding share capital.

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

	Year Ended December 31,
(in thousands)	2018	2017
Audit Fees	$654	$467
Audit-Related Fees(1)	—	—
Tax Fees(2)	23	24
All Other Fees(3)	235	1,210

Total	$912	$1,701

(1)
Fees for the performance of assurance reporting on historical information

(2)
Fees related to services rendered on tax compliance, tax advice and tax planning.

(3)
Fees related to services associated with our 2017 public offering, at-the-market facility, July 2018 public offering and Zavante acquisition.

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

        All of the services provided to us by KPMG and PwC Wirtschaftsprüfung GmbH during the last two fiscal years were approved by the audit committee.

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

ITEM 16.    FORM 10-K SUMMARY

  None

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1	*	Agreement and Plan of Merger dated as of July 23, 2018, by and among Nabriva Therapeutics plc, Zuperbug Merger Sub I, Inc., Zuperbug Merger Sub II, Inc., Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as Stockholder Representative	8-K	001-37558	07/25/2018	2.1
3.1		Memorandum and Articles of Association of Nabriva Therapeutics plc.	8-K	001-38132	06/26/2017	3.1
10.1		Form of Indemnification Agreement.	8-K	001-38132	06/26/2017	10.1
10.2	#	2017 Share Incentive Plan, as Amended.	10-Q	001-37558	11/09/2017	10.2
10.3	#	Stock Option Plan 2007, as Amended.	8-K	001-38132	06/26/2017	10.2
10.4	#	Stock Option Plan 2015, as Amended.	8-K	001-38132	6/26/2017	10.3
10.5		Lease Agreement, dated March 16, 2007, by and between Nabriva Therapeutics AG and CONTRA Liegenschaftsverwaltung GmbH	F-1	333-205073	06/18/15	10.4

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.6		Sublease Agreement, dated July 7, 2015, by and between Nabriva Therapeutics AG and Card Connect, LLC	F-1	333-205073	8/24/15	10.11
10.7	#	Amended and Restated Employment Agreement dated June 17, 2016 by and between Nabriva Therapeutics US, Inc. and Colin Broom	6-K	001-37558	08/09/16	10.1
10.8	#	Employment Agreement dated May 2, 2016 by and between Nabriva Therapeutics US, Inc. and Gary Sender	6-K	001-37558	08/09/16	10.2
10.9	#	Employment Agreement, dated June 14, 2017, by and between Nabriva Therapeutics US, Inc. and Robert Crotty.	10-Q	001-37558	08/07/2017	10.4
10.10	#	Employment Agreement, dated July 6, 2017, by and among the Registrant, Nabriva Therapeutics US, Inc. and Francesco M. Lavino.	10-Q	001-37558	08/07/2017	10.5
10.11	#	Separation and Release of Claims Agreement, dated as of August 31, 2017, by and between Nabriva Therapeutics US, Inc. and Elyse Seltzer.	8-K	001-37558	08/31/2017	10.1
10.12	#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan	8-K	001-37558	02/02/2018	10.1
10.13	#	Form of Share Option Agreement under the 2017 Share Incentive Plan	8-K	001-37558	02/02/2018	10.2
10.14	*	Manufacturing Services Agreement, dated May 8, 2017, by and between Patheon UK Limited and Nabriva Therapeutics AG	10-K	03/16/2018	03/16/2018	10.16

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.15	*	Master Agreement for the Manufacture, Packaging and Supply of Products, dated August 7, 2017, by and between ALMAC Pharma Services Limited and Nabriva Therapeutics Ireland DAC	10-K	03/16/2018	03/16/2018	10.17
10.16	*	Key Intermediate Supply Agreement, dated of August 28, 2017 by and among Nabriva Therapeutics Ireland DAC, and SEL Biochem Xinjiang Co., Ltd, and Fountain International Development Holding Limited	10-K	03/16/2018	03/16/2018	10.18
10.17		Controlled Equity Offering Sales Agreement dated March 16, 2018, by and between the registrant and cantor Fitzgerald & Co.	8-K	001-37558	03/16/2018	1.1
10.18	*	License Agreement, dated March 26, 2018, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.	10-Q	001-37558	05/08/2018	10.2
10.19		Transition, Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 23, 2018	8-K	001-37558	07/25/2018	10.1
10.20	#	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Theodore Schroeder, dated as of July 23, 2018	8-K	001-37558	07/25/2018	10.2
10.21		Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 24, 2018 (included as Attachment A to Exhibit 10.1)	8-K	001-37558	07/25/2018	10.1
10.22		Form of Inducement Option Award Agreement.	S-8	333-226330	07/25/2018	99.2

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.23		Form of Inducement Performance-Based Share Award Agreement.	S-8	333-226330	07/25/2018	99.3
10.24		Stock Purchase Agreement by and among SG Pharmaceuticals, Inc., the Sellers named on Annex A, and Julia Feliciano, as Sellers' Representative, dated as of May 5, 2015	10-Q	001-37558	11/06/2018	10.4
10.25	*	License Agreement by and between ICPD Holdings, LLC and Evelyn J. Ellis-Grosse and Zavante Therapeutics, Inc., dated as of March 1, 2014	10-Q	001-37558	11/06/2018	10.5
10.26		Office Lease by and between AGP Sorrento R&D, LP and Zavante Therapeutics, Inc., dated as of June 16, 2016	10-Q	001-37558	11/06/2018	10.6
10.27	*	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Ercros, S.A., dated as of July 28, 2016	10-Q	001-37558	11/06/2018	10.7
10.28	*	Amended and Restated Three-Way Agreement by and between Laboratorios ERN, S.A, Ercros, S.A., and Zavante Therapeutics, Inc., dated as of July 28, 2016	10-Q	001-37558	11/06/2018	10.8
10.29	*	Amended and Restated Pharmaceutical Manufacturing and Exclusive Supply Agreement by and between Laboratorios ERN, S.A. and Zavante Therapeutics, Inc. dated as of July 28, 2016, as amended	10-Q	001-37558	11/06/2018	10.9
10.30	*	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Fisiopharma, S.r.l., dated as of April 25, 2017	10-Q	001-37558	11/06/2018	10.10

			Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.31	*	Commercial Packaging Agreement by and between Zavante Therapeutics, Inc. and AndersonBrecon Inc., d/b/a PCI of Illinois, dated as of December 26, 2017	10-Q	001-37558	11/06/2018	10.11
10.32	*	Packaging and Supply Agreement by and between Sharp Corporation and Nabriva Therapeutics US, Inc., dated as of August 30, 2018	10-Q	001-37558	11/06/2018	10.12
10.33	#	Second Amended and Restated Employment Agreement by and between Nabriva Therapeutics US, Inc. and Steven Gelone, dated as of July 24, 2018	10-Q	001-37558	11/06/2018	10.13
10.34	#	2018 Employee Share Purchase Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on June 19, 2018).	DEF 14A	001-37558	06/19/2018	99.1
10.35	**
		Loan and Security Agreement, dated as of December 20, 2018, by and among Nabriva Therapeutics plc, Nabriva Therapeutics Ireland DAC, certain other subsidiaries of Nabriva Therapeutics plc from time to time party thereto, any bank and other financial institution or entity from time to time party thereto and Hercules Capital, Inc, as administrative agent and collateral agent.					X
10.36	#	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Jennifer Schranz, dated as of March 21, 2018					X

Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.37	**	Agreement for the Commercial Supply of Products by and between Arran Chemical Company Limited and Nabriva Therapeutics Ireland DAC, dated as of November 12, 2018					X
10.38	**	Active Pharmaceutical Ingredient Supply Agreement by and between Nabriva Therapeutics Ireland DAC and Hovione Limited, dated as of November 23, 2018.					X
21.1		Subsidiaries of Nabriva Therapeutics plc					X
23.1		Consent of KPMG LLP					X
31.1		Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2		Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1		Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2		Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS		XBRL Instance Document					X
101.SCH		XBRL Taxonomy Extension Schema Document					X

Incorporated by Reference
Exhibit Number		Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
101.CAL		XBRL Taxonomy Calculation Linkbase Document					X
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB		XBRL Taxonomy Label Linkbase Document					X
101.PRE		XBRL Taxonomy Presentation Linkbase Document					X
	#	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
*
Confidential treatment was granted for certain portions that are omitted from this exhibit. The omitted information has been filed separately with the U.S. Securities and Exchange Commission (the "SEC") pursuant to the registrant's application for confidential treatment. In addition, schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.
	**	Confidential treatment has been requested as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS PLC
Date: March 12, 2019
	By:	/s/ THEODORE SCHROEDER Theodore Schroeder Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE SCHROEDER Theodore Schroeder	Director, Chief Executive Officer (Principal Executive Officer)	March 12, 2019
/s/ GARY SENDER Gary Sender	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2019
/s/ DANIEL BURGESS Daniel Burgess	Chairman of the Board	March 12, 2019
/s/ COLIN BROOM Colin Broom	Director	March 12, 2019
/s/ CARRIE BOURDOW Carrie Bourdow	Director	March 12, 2019
/s/ GEORGE TALBOT George Talbot	Director	March 12, 2019
/s/ CHARLES A. ROWLAND JR. Charles A. Rowland Jr.	Director	March 12, 2019

Signature	Title	Date

/s/ STEPHEN WEBSTER Stephen Webster	Director	March 12, 2019
/s/ MARK CORRIGAN Mark Corrigan	Director	March 12, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Nabriva Therapeutics plc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nabriva Therapeutics plc and subsidiaries (the Company) as of December 31, 2017 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania
March 12, 2019

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets

(in thousands, except share data)	As of December 31, 2017	As of December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$86,769	$102,003
Short-term investments	110	225
Other receivables	5,402	3,871
Contract asset	—	1,500
Prepaid expenses	1,558	1,154

Total current assets	93,839	108,753
Property, plant and equipment, net	1,327	1,139
Intangible assets, net	172	98
Long-term receivables	425	428

Total assets	$95,763	$110,418

Liabilities and Stockholders' equity
Current liabilities:
Accounts payable	$5,136	$3,304
Accrued expense and other current liabilities	8,124	14,502

Total current liabilities	13,260	17,806
Non-current liabilities
Long-term debt	232	23,718
Other non-current liabilities	203	264

Total non-current liabilities	435	23,982

Total liabilities	13,695	41,788

Commitments and contingencies (Note 14)
Stockholders' Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at December 31, 2018; 36,707,685 and 67,019,094 issued and outstanding at December 31, 2017 and 2018, respectively	367	670
Preferred shares, par value $0.01, 100,000,000 shares authorized at December 31, 2018; None issued and outstanding	—	—
Additional paid in capital	360,872	461,911
Accumulated other comprehensive income	27	27
Accumulated deficit	(279,198)	(393,978)

Total stockholders' equity	82,068	68,630

Total liabilities and stockholders' equity	$95,763	$110,418

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,
(in thousands, except share and per share data)	2016	2017	2018
Revenues:
Collaboration revenue	$—	$—	$6,500
Research premium and grant revenue	6,482	5,319	3,156

Total revenues	6,482	5,319	9,656
Operating expenses:
Research and development	(47,994)	(49,615)	(82,288)
General and administrative	(13,535)	(29,472)	(41,743)

Total operating expenses	(61,529)	(79,087)	(124,031)

Loss from operations	(55,047)	(73,768)	(114,375)
Other income (expense):
Other income (expense), net	(783)	492	(272)
Interest income	343	318	49
Interest expense	(75)	(43)	(133)

Loss before income taxes	(55,562)	(73,001)	(114,731)
Income tax (expense) benefit	672	(1,355)	(49)

Net loss	(54,890)	(74,356)	(114,780)
Other comprehensive income (loss), net of tax
Unrealized losses on available-for-sale securities	(18)	(26)	—
Reclassification to net income	68	43	—

Other comprehensive income, net of tax	50	17	—

Comprehensive loss	$(54,840)	$(74,339)	$(114,780)

Loss per share
Basic and diluted	$(2.56)	$(2.49)	$(2.26)

Weighted average number of shares:
Basic and diluted	21,478,320	29,830,669	50,795,768

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders' Equity

	Common Stock/ Ordinary Shares
			Treasury Shares
						Accumulated other comprehensive income (loss)
(in thousands)	Number of shares	Amount	Number of shares	Amount	Additional paid in capital		Accumulated deficit	Total Stockholders' Equity
January 1, 2016	2,120	$2,308	3	$(22)	$256,412	$(40)	$(149,952)	$108,706
Issuance of common stock	588	618	—	—	24,204	—	—	24,822
Exercise of stock options	12	13	(3)	22	235	—	—	270
Equity transaction costs	—	—	—	—	(4,247)	—	—	(4,247)
Stock-based compensation expense	—	—	—	—	2,545	—	—	2,545
Other comprehensive income, net of tax	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(54,890)	(54,890)

December 31, 2016	2,720	2,939	—	—	279,149	10	(204,842)	77,256
Issuance of common stock	9,412	94	—	—	79,906	—	—	80,000
Exercise of stock options	54	3	—	—	51	—	—	54
Equity transaction costs	—	—	—	—	(6,635)	—	—	(6,635)
Redomiciliation share exchange	24,522	(2,669)	—	—	2,669	—	—	—
Stock-based compensation expense	—	—	—	—	5,732	—	—	5,732
Other comprehensive income, net of tax	—	—	—	—	—	17	—	17
Net loss	—	—	—	—	—	—	(74,356)	(74,356)

December 31, 2017	36,708	367	—	—	360,872	27	(279,198)	82,068
Issuance of common stock	22,974	230	—	—	73,989	—	—	74,219
Equity transaction costs	—	—	—	—	(4,933)	—	—	(4,933)
Stock-based compensation expense	—	—	—	—	5,154	—	—	5,154
Shares issued in connection with the acquisition of Zavante Therapeutics, Inc.	7,337	73	—	—	26,829	—	—	26,902
Net loss	—	—	—	—	—	—	(114,780)	(114,780)

December 31, 2018	67,019	$670	—	$—	$461,911	$27	$(393,978)	$68,630

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows

	Year ended December 31
(in thousands)	2016	2017	2018
Cash flows from operating activities
Net loss	$(54,890)	$(74,356)	$(114,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income, net	996	(1,371)	362
Non-cash interest income	(52)	—	45
Non-cash interest expense	35	—	(104)
Depreciation and amortization expense	233	432	510
Stock-based compensation	2,545	5,732	5,154
In-process research and development	—	—	32,048
Deferred income taxes	(794)	1,410	—
Other, net	1	131	14
Changes in operating assets and liabilities:
Changes in long-term receivables	10	(5)	(3)
Changes in other receivables	(1,932)	(223)	1,139
Changes in accounts payable	(383)	2,585	(2,969)
Changes in accrued expenses and other liabilities	6,034	(3,778)	5,742
Changes in other non-current liabilities	24	96	61
Changes in income tax liabilities	(152)	(1)	58

Net cash used in operating activities	(48,325)	(69,348)	(72,723)

Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(603)	(1,173)	(229)
Purchases of available-for-sale securities	(57,035)	—	—
Purchases of term deposits	(10)	(30)	(115)
Proceeds from sale of property, plant and equipment	—	2	—
Proceeds from maturities of term deposits	45,000	—	—
Proceeds from sales of available-for-sale securities	36,000	50,950	—
Transaction costs for Zavante acquisition, net of cash acquired	—	—	(4,260)

Net cash provided (used in) by investing activities	23,352	49,749	(4,604)

Cash flows from financing activities
Proceeds from December 2016 financing	24,822	—	—
Proceeds from September 2017 public offering	—	80,000	—
Proceeds from July 2018 public offering	—	—	50,000
Proceeds from at-the-market facility	—	—	24,219
Proceeds from long-term debt	—	228	25,535
Proceeds from exercise of stock options	269	83	—
Debt transaction costs	—	—	(1,990)
Equity transaction costs	(2,790)	(8,092)	(4,841)

Net cash provided by financing activities	22,301	72,219	92,923

Effects of foreign currency translation on cash and cash equivalents	(996)	1,371	(362)

Net increase (decrease) in cash and cash equivalents	(3,668)	53,991	15,234
Cash and cash equivalents at beginning of year	36,446	32,778	86,769

Cash and cash equivalents at end of year	$32,778	$86,769	$102,003

Supplemental disclosures of cash flow information:
Interest paid	$(41)	$(1)	$(7)
Taxes paid	$(867)	$(5)	$(4)
Equity transaction costs included in accounts payable and accrued expenses	$1,451	$28	$120

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements

(in thousands, except per share data)

1. Organization and Business Activities

        Nabriva Therapeutics plc ("Nabriva Ireland"), together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH ("Nabriva Austria"), Nabriva Therapeutics US, Inc., and Nabriva Therapeutics Ireland DAC, (collectively, "Nabriva", or the "Company") is a biopharmaceutical company engaged in the development of novel anti-infective agents to treat serious infections. On July 23, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") for the acquisition of Zavante Therapeutics Inc., ("Zavante") a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection). The Company has two product candidates that have been submitted to the U.S. Food and Drug Administration(the "FDA") for approval: lefamulin, potentially the first pleuromutilin antibiotic available for systemic administration in humans, and CONTEPO, a potentially first-in-class epoxide antibiotic for intravenous ("IV") administration in the United States. The Company is developing both IV and oral formulations of lefamulin for the treatment of community-acquired bacterial pneumonia ("CABP"). The Company is developing CONTEPO IV for complicated urinary tract infections ("cUTI") and may potentially develop lefamulin and CONTEPO for additional indications. The Company's headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.

        On June 23, 2017, Nabriva Therapeutics plc, a public limited company organized under the laws of Ireland, or Nabriva Ireland, became the successor issuer to Nabriva Therapeutics AG, a stock corporation (Aktiengesellschaft) organized under the laws of Austria ("Nabriva Austria"), for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such succession occurred following the conclusion of a tender offer related to the exchange of American Depositary Shares and common shares of Nabriva Austria for ordinary shares of Nabriva Ireland, which resulted in Nabriva Ireland, a new Irish holding company, becoming the ultimate holding company of Nabriva Austria (the predecessor registrant and former ultimate holding company) and its subsidiaries, which we refer to as the Redomiciliation Transaction. On October 19, 2017, Nabriva Austria was converted into a limited liability company under Austrian law and renamed Nabriva Therapeutics GmbH.

        Throughout these notes to the consolidated financial statements, unless the context requires otherwise, all references to "Nabriva," "the Company," or similar terms on or prior to June 23, 2017 (the effective date of the Redomiciliation Transaction), refer to the predecessor of the Company, Nabriva Austria, together with its subsidiaries.

  Liquidity

        Since its inception, the Company has incurred net losses and generated negative cash flows from its operations. To date, it has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and loans. As of December 31, 2018, the Company had cash, cash equivalents and short-term investments of $102.2 million.

        The Company follows the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements—Going Concern ("ASC 205-40"), which requires management to assess the Company's ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

1. Organization and Business Activities (Continued)

        As of the date of this filing, management assessed the Company's ability to continue as a going concern and determined that it expects that its cash, cash equivalents and short-term investments as of December 31, 2018, proceeds from the sale of ordinary shares under the Company's ATM Agreement (as defined below) of $5.9 million in the first quarter of 2019, as well as a $1.5 million milestone payment received in February 2019 under its license agreement with Sinovant Sciences, Ltd., and research premiums from the Austrian government for its qualified research and development expenditures, will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it currently expects. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. The Company may be eligible to borrow up an additional $50.0 million under its Loan Agreement with Hercules if it achieves specified regulatory and product revenue milestones, including $10.0 million that it will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that it will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO.

        The Company's expenses will increase if it suffers any regulatory delays or is required to conduct additional clinical trials to satisfy regulatory requirements. If the Company obtains marketing approval for lefamulin, CONTEPO or any other product candidate that it develops, it expects to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. The Company will continue to invest in critical commercialization and supply chain activities prior to potentially receiving marketing approval and making lefamulin and CONTEPO available to patients.

        The Company expects to seek additional funding in future periods for purposes of investment in its commercial and medical affairs organization as well as investing in its supply chain, including building active pharmaceutical ingredient safety stock for the commercial supply of lefamulin and CONTEPO, in an effort to enhance the potential commercial launch of lefamulin and CONTEPO.

        In December 2018, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Hercules Capital, Inc., pursuant to which a term loan of up to an aggregate principal amount of $75.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $25.0 million which was funded in connection with the closing of the Loan Agreement. The remaining $50.0 million under the Loan Agreement is available to the Company from time to time subject to conditions further described in Note 8 below.

        In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "ATM Agreement"), with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which, from time to time, the Company may offer and sell its ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. As of March 5, 2019, the Company has issued and sold an aggregate of 7,742,379 ordinary shares under the ATM Agreement, for gross proceeds of $30.3 million, and net proceeds of $28.9 million, after deducting commissions and offering costs.

        On July 31, 2018, the Company completed an underwritten public offering of 18,181,818 ordinary shares at a public offering price of $2.75 per share, resulting in gross proceeds of $50.0 million and net

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

1. Organization and Business Activities (Continued)

proceeds to the Company of $46.3 million, after deducting underwriting discounts and commissions and offering expenses.

2. Summary of Significant Accounting Policies

Basis of Preparation

        The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and US Securities and Exchange Commission ("SEC") regulations for annual reporting. The consolidated financial statements include the accounts of Nabriva Therapeutics plc and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Functional Currency Transactions and Balances

        In preparing the consolidated financial statements, transactions in currencies other than the U.S. dollar are recognized at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of comprehensive income (loss).

Use of Estimates

        The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Long-lived assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss would be recognized when undiscounted cash flows expected to be generated by an asset, is less than its carrying amount. The impairment loss would be measured as the amount by which the asset's carrying value exceeds its fair value and recognized in these financial statements.

Research Premium and Grant Revenue

        Grant revenue comprises (a) the research premium from the Austrian government, (b) grants received from the Vienna Business Promotion Fund (Wiener Wirtschaftsförderungsfonds, or WWFF), (c) grants received from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG), and (d) the benefit of government loans at below-market interest rates. Please refer to Note 10 for further details on all forms of grant revenue.

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

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Share-Based Payments

        The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award in accordance with ASC 718, Compensation—Stock Compensation. The fair value of stock options is estimated using the Black-Scholes option pricing model. All grants under share-based payment programs are accounted for at fair value and that cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (vesting period). The Company accounts for forfeitures as incurred. Compensation expense for options granted to non-employees is determined as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. The fair value of awards granted to non-employees is re-measured each period until the related service is complete.

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

        The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

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

        On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the top U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; creating the base erosion anti-abuse tax ("BEAT"), a new minimum tax; creating a new limitation on deductible interest expense; and, changing rules

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

Adopted as of the current period:

  •
  In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or US GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced revenue disclosures, guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. The effective date of ASU 2014-09 for the Company is the first quarter of fiscal year 2018. The Company recognized $1.5 million of revenue related to a contract asset (note 16) upon the adoption of this new standard during 2018 that would not have been recognized under the prior standard.

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

To be adopted in future periods:

  •
  In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which sets out the principles for the recognition, measurement,

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

    presentation and disclosure of leases for both lessees and lessors. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements and the recognition of a cumulative-effect adjustment to the opening balance of retained earnings. The FASB subsequently issued ASU 2018-10 and ASU 2018-11 in July 2018, which provide clarifications and improvements and also provides for an optional transition method which allows companies to apply the new lease standard at the adoption date instead of at the earliest comparative period presented and continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods. The new lease standard requires lessees to present a right-of-use asset and a corresponding lease liability on the balance sheet.

    On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information will not be restated. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired or existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

    The new lease standard also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

    On January 1, 2019, the Company expects to recognize ROU assets and lease liabilities of approximately $2.1 million. The Company does not expect the adoption of the new lease standard to materially impact its consolidated statements of operations or of cash flows.

  •
  In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): "Improvements to Nonemployee Share-Based Payment Accounting," which largely aligns the accounting for share-based payment awards issued to nonemployees with the accounting for share-based payment awards issued to employees. Under previous GAAP, the accounting for nonemployee share-based payments differed from that applied to employee awards, particularly with regard to the measurement date and the impact of performance conditions. Under the new guidance, (i) equity-classified share-based payment awards issued to nonemployees will be measured at the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (ii) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (iii) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. This new guidance will be effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity's adoption date of Topic 606. The Company does not expect the adoption of the new guidance to have a material effect on its consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

  •
  In August 2018, the FASB issued AS 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance on fair value disclosures eliminates the following requirements for all entities: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the entity's policy for the timing of transfers between levels of the fair value hierarchy; and, the entity's valuation processes for Level 3 fair value measurements. The ASU adds the following disclosure requirements, but it exempts nonpublic entities from these requirements: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements of instruments held at the end of the reporting period; and, for recurring and nonrecurring Level 3 fair value measurements, the range and weighted average used to develop significant unobservable inputs and how the weighted average was calculated, with certain exceptions. The guidance is effective for all entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company does not expect the adoption of the new guidance to have a material effect on its consolidated financial statements.

3. Short-term investments

        The Company's short-term investments were as follows:

	As of December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities	$50	$—	$—	$50
Term deposits	175	—	—	175

Total	$225	$—	$—	$225

	As of December 31, 2017
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term investments:
Available-for-sale securities	$76	$—	$(26)	$50
Term deposits	60	—	—	60

Total	$136	$—	$(26)	$110

        As of December 31, 2018 and 2017 the Company's short-term investments were classified as available-for-sale and comprised a (i) money market fund that invests all of its assets, excluding cash and deposits, in short term USD-denominated debt securities, and (ii) a U.S. treasury note.

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
December 31, 2018
Assets:
Short-term investments:
Available-for-sale securities	$—	$50	$—	$50
Term deposits	175	—	—	175

Total Assets	$175	$50	$—	$225

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Short-term investments:
Available-for-sale securities	$—	$50	$—	$50
Term deposits	60	—	—	60

Total Assets	$60	$50	$—	$110

        As of December 31, 2018 and 2017, the Company held short-term investments classified as both Level 1 and Level 2, and the Company did not hold any Level 3 financial instruments measured at fair value. There were no transfers between Level 1 and 2 in the years ended December 31, 2018 and 2017. There were no changes in valuation techniques during the years ended December 31, 2018 and 2017.

        As of December 31, 2018 and 2017, the Company did not hold any financial instruments as liabilities that were held at fair value.

        Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

5. Other receivables

	As of December 31
(in thousands)	2017	2018
Research premium	$5,124	$2,657
VAT and other taxes	28	1,024
Receivables from grant revenue	231	104
Other receivables	19	86

Total current receivables	$5,402	$3,871

6. Property, Plant and Equipment

	As of December 31
(in thousands)	2017	2018
IT equipment	$1,060	$1,079
Laboratory equipment	3,299	3,392
Other equipment	15	124

	4,374	4,595
Less: Accumulated depreciation	(3,047)	(3,456)

Property, plant and equipment, net	$1,327	$1,139

7. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities include the following:

	As of December 31
(in thousands)	2017	2018
Research and development related costs	$2,308	$5,032
Payroll and related costs	4,426	7,427
Accounting, tax and audit services	231	398
Other	1,159	1,645

Total other current liabilities	$8,124	$14,502

8. Debt

        In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc. (the "Lender"), pursuant to which a term loan of up to an aggregate principal amount of $75.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company's option and subject to the occurrence of the funding conditions described below and other customary funding conditions, five additional term loan advances comprised of the following; 1) $10.0 million ("Tranche 2 Advance"), 2) $5.0 million ("Tranche 3 Advance"), 3) $10.0 million ("Tranche 4 Advance"),

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

8. Debt (Continued)

4) $15.0 million ("Tranche 5 Advance") and 5) $5.0 million ("Tranche 6 Advance"). The Tranche 2 Advance will be available to the Borrowers through September 30, 2019 upon the approval by the U.S. Food and Drug Administration ("FDA") of a new drug application ("NDA") for lefamulin. The Tranche 3 Advance will be available to the Borrowers through September 30, 2019 upon the approval by the FDA of an NDA for CONTEPO. The Tranche 4 Advance will be available to the Borrowers from January 1, 2020 through December 31, 2020 upon the approval by the FDA of NDAs for lefamulin and CONTEPO and upon the achievement of specified product revenue milestones. The Tranche 5 Advance will be available to the Borrowers from July 1, 2020 through June 30, 2021 upon the approval by the FDA of NDAs for lefamulin and CONTEPO and upon the achievement of specified product revenue milestones. The Tranche 6 Advance will be available to the Borrowers from January 1, 2021 through September 30, 2021 upon the approval by the FDA of NDAs for lefamulin and CONTEPO and upon the achievement of specified product revenue milestones. The Borrowers may request a seventh term loan advance of $5.0 million prior to December 31, 2021 subject to the Lender's sole discretion.

        The term loan bears interest at an annual rate equal to the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. The Loan Agreement provides for interest-only payments through July 1, 2020, which may be incrementally extended from time to time upon the occurrence of certain conditions through January 1, 2022, and repayment of the outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023 (the "Maturity Date"). In addition, the is required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date (the "End of Term Fee"). At the Company's option, the Company may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the Maturity Date. The Company is also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules.

        The Company's obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted the Lender a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company's and its subsidiaries' ability to do the following, among things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. Under the terms of the Loan Agreement, the Company and its subsidiaries are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to the Lender.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

8. Debt (Continued)

        The Loan Agreement also grants Lender or its nominee an option to purchase up to an aggregate of $2.0 million of the Company's equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in any private financing upon the same terms and conditions afforded to such other investors for as long as there are amounts outstanding under the Loan Agreement.

        The Company incurred $1,290,000 of costs in connection with the Loan Agreement which along with the initial fee of $700,000 paid to the Lender were recorded as debt issuance cost and will be amortized as interest expense using the effective interest method over the term of the loan. The End of Term Fee will also be accrued as additional interest expense using the effective interest method over the term of the loan.

        Long-term debt as December 31, 2017 and 2018 consisted of the following:

	As of December 31
(in thousands)	2017	2018
Term loan payable	$—	$25,000
Unamortized debt issuance costs	—	(1,990)

Carrying value of term loan	—	23,010
Other long-term debt	232	708

Total long-term debt	$232	$23,718

        Maturities of long-term debt as of December 31, 2018 were as follows:

(in thousands)
2019	$—
2020	3,656
2021	8,592
2022	8,704
2023	4,756

9. Stockholders' Equity

        On July 31, 2018, the Company completed an underwritten public offering of 18,181,818 ordinary shares at a public offering price of $2.75 per share, resulting in gross proceeds of $50.0 million and net proceeds to the Company of $46.3 million, after deducting underwriting discounts and commissions and offering expenses.

        In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "ATM Agreement"), with Cantor Fitzgerald & Co. ("Cantor"), pursuant to which, from time to time, the Company may offer and sell its ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. As of December 31, 2018, the Company has issued and sold an aggregate of 4,778,031 ordinary shares under the ATM Agreement, for gross proceeds of $23.0 million, and net proceeds of $23.6 million, after deducting commissions and offering costs.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

9. Stockholders' Equity (Continued)

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

10. Revenue

	Year ended December 31,
(in thousands)	2016	2017	2018
Collaboration revenue	$—	$—	$6,500
Research premium	6,232	4,842	2,594
Government grants	—	369	562
Grants from WWFF	250	108	—

Total	$6,482	$5,319	$9,656

11. Share-Based Payments

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

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

11. Share-Based Payments (Continued)

        The following table summarizes information regarding our stock option awards under the SOP 2015:

	2016		2017		2018
Stock Option Plan 2015	Weighted average exercise price in $ per share	Options	Weighted average exercise price in $ per share	Options	Weighted average exercise price in $ per share	Options	Aggregate intrinsic value
Outstanding as of January 1	7.61	1,092,300	7.83	1,794,360	8.35	3,044,899
Granted	8.02	922,130	9.02	1,458,300	—	—
Exercised	7.21	(23,360)	—	—	—	—
Forfeited	7.64	(196,710)	8.60	(207,761)	8.41	(201,986)

Outstanding as of December 31	7.83	1,794,360	8.35	3,044,899	8.34	2,842,913	—

Vested and exercisable as of December 31	7.52	452,210	7.68	989,656	8.10	1,844,590	—

        The total intrinsic value of options exercised during the year ended December 31, 2016 was $181.

        The Company has 2,842,913 option grants outstanding at December 31, 2018 with exercise prices ranging from $4.06 per share to $11.00 per share and a weighted average remaining contractual life of 7.4 years.

        Stock-based compensation expense under the SOP 2015 was $2.5 million, $5.6 million and $3.2 million for the years ended December 31, 2016, 2017 and 2018, respectively. The weighted average fair value of the options granted during the years ended December 31, 2016 and 2017 was $4.76 per share, $5.05 per share, respectively.

        The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions:

Input parameters	2016	2017
Expected volatility	59.8% - 67.2%	55.6% - 62.0%
Expected term of options	6.0 years	6.1 years
Risk-free interest rate	1.15% - 2.09%	1.89% - 2.10%
Expected dividend yield	—	—

        The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk free interest for the years 2016 and 2017, is based on the average of 5 and 7-year market yield on U.S. treasury securities in effect at the time of grant.

        As of December 31, 2018, there was $5.4 million of unrecognized compensation expense, related to unvested options granted under the SOP 2015 Plan, which will be recognized over the weighted average remaining vesting period of 2.1 years.

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

        At December 31, 2018, 5,064,378 ordinary shares were available for issuance under the 2017 Plan.

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

        The following table summarizes information regarding our stock option awards under the 2017 Plan at December 31, 2018:

	2017		2018
Stock Option Plan 2017	Weighted average exercise price in $ per share	Options	Weighted average exercise price in $ per share	Options	Aggregate intrinsic value
Outstanding as of January 1	—	—	6.92	294,100
Granted	6.92	294,100	5.27	2,199,225
Exercised	—	—	—	—
Forfeited	—	—	6.75	(94,900)

Outstanding as of December 31	6.92	294,100	5.41	2,398,425	—

Vested and exercisable as of December 31	—	—	6.88	119,287	—

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

11. Share-Based Payments (Continued)

        There were no options exercised during the years ended December 31, 2017 and 2018.

        The Company has 2,398,425 option grants outstanding at December 31, 2018 with exercise prices ranging from $1.46 per share to $8.35 per share and a weighted average remaining contractual life of 9.3 years.

        Stock-based compensation expense under the 2017 Plan was $0.1 million and $1.8 million for the years ended December 31, 2017 and 2018, respectively. The weighted average fair value of the options granted during years ended December 31, 2017 and 2018 was $3.98 and $3.06 per share, respectively, based on a Black Scholes option pricing model using the following assumptions:

Input parameters	2017	2018
Expected volatility	59.5% - 63.0%	59.8% - 61.4%
Expected term of options	6.0	6.1
Risk-free interest rate	1.93% - 2.27%	2.55% - 3.03%
Expected dividend yield	—	—

        The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk free interest rate is based on the average of 5 and 7 year market yield on U.S. treasury securities in effect at the time of grant.

        As of December, 2018, there was $5.7 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 3.1 years.

Restricted Stock Units ("RSUs")

        During the year ended December 31, 2018, the Company granted 407,150 RSUs with a weighted average grant date fair value of $5.82 per share. As of December 31, 2018, there were 387,800 RSUs outstanding. Vesting of the RSUs is subject to FDA approval of the new drug application ("NDA") for lefamulin. Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. If the FDA does not approve an NDA for lefamulin within two years of the grant date, the RSU award will terminate in full. No compensation expense was recognized for these RSUs as vesting is not probable at December 31, 2018.

        Also, during the year ended December 31, 2018, the Company granted 834,300 RSUs to certain employees with a grant date fair value of $2.16 per share. These RSUs will vest in three six month increments beginning in May of 2019 and ending in May 2020. As of December 31, 2018, there were 834,300 of such RSUs outstanding. As of December 31, 2018, $0.2 million of compensation expense was recognized for these RSUs.

Inducement Award

        In July 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based RSUs to the Company's newly appointed Chief Executive Officer (the "CEO"). These equity awards were granted outside of the 2017 Plan, were approved by

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

11. Share-Based Payments (Continued)

the Company's compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based RSUs are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the performance-based RSUs will terminate in full.

        Stock-based compensation expense was $0.2 million for the year ended December 31, 2018. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions.

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

        The weighted average remaining contractual life of the options as of December 31, 2018 is 9.6 years.

        Our share-based compensation expense has been allocated to research and development and general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss as follows:

	Year ended December 31,
(in thousands)	2016	2017	2018
Research and development	$894	$2,128	$1,406
General and administrative	1,651	3,604	3,748

Total	$2,545	$5,732	$5,154

Employee Stock Purchase Plan

        The Company's board of directors adopted, and in August 2018 Company's stockholders approved, the 2018 employee stock purchase plan (the "2018 ESPP"). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the "ESPP Share Pool"), subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 0.75% of the total number of shares of ordinary shares outstanding as of December 31, 2018. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the then current market price

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

11. Share-Based Payments (Continued)

of the Company's ordinary shares during certain offering periods, which will be six -month periods commencing November 1 and ending April 30 and commencing May1 and ending October 31 of each year. The first offering under the 2018 ESPP commenced on November 1, 2018.

12. Post-employment benefit obligations

        As required under Austrian labor law, the Company makes contributions to a state plan classified as defined contribution plan             (Mitarbeitervorsorgekasse) for its employees in Austria. Monthly contributions to the plan are 1.53% of salary with respect to each employee and are recognized as expense in the period incurred. In the years ended December 31, 2016, 2017 and 2018, contribution costs amounted to $59,000, $58,000 and $68,000, respectively.

        For employees of Nabriva Therapeutics US, Inc., the Company makes contributions to a defined contribution plan as defined in subsection 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee's voluntary contribution to the plan and 50% of the next 2% contributed by the employee. Contributions are recognized as expense in the period incurred. In the years ended December 31, 2016, 2017 and 2018 contribution expenses were $152,000, $213,000 and $448,000, respectively.

13. Income tax (expense) benefit

        Loss before income taxes attributable to domestic and international operations, consists of the following:

	Year ended December 31
(in thousands)	2016	2017	2018
Domestic	$(54,509)	$(66,109)	$(113,699)
Foreign	(1,053)	(6,892)	(1,032)

Loss before income taxes	$(55,562)	$(73,001)	$(114,731)

        Income tax (expense) benefit consists of the following:

	Year ended December 31
(in thousands)	2016	2017	2018
Current tax
Domestic	$(4)	$—	$—
Foreign	(118)	55	(49)
Deferred tax
Domestic	—	—	—
Foreign	794	(1,410)	—

Total income tax (expense) benefit	$672	$(1,355)	$(49)

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

13. Income tax (expense) benefit (Continued)

        The reconciliation to our effective tax rate from the Austrian statutory income tax rate of 25% for the year ended December 31, 2016 and from the Irish statutory income tax rate of 12.5% for the years ended December 31, 2017 and 2018 is as follows:

	Year ended December 31
(% of pre-tax income)	2016	2017	2018
Statutory income tax rate	25.0%	12.5%	12.5%
Non-deductible expenses	(0.2)	(0.8)	(0.1)
Income not subject to tax	2.8	0.9	0.3
Impairment	—	1.4	—
Tax credits	0.4	0.2	0.1
Foreign rate differential	(2.5)	21.0	(3.1)
In-process research and development	—	—	(3.5)
Other	0.2	(1.4)	0.2
Valuation allowance	(24.5)	(35.6)	(6.5)

Effective income tax rate	1.2%	(1.8)%	(0.1)%

        The following table summarizes the components of deferred income tax balances:

	As of December 31,
(in thousands)	2017	2018
Deferred tax assets:
Net operating loss carryforwards	$70,871	$91,995
Tax loss on liquidation of subsidiary	7,846	6,245
Equity compensation	1,450	2,473
Non-deductible reserves	57	203

Total deferred tax assets	80,224	100,916
Valuation allowance	(80,087)	(100,832)

Net deferred tax assets	137	84

Deferred tax liabilities:
Financial liabilities	80	55
Property, plant and equipment	57	29

Total deferred tax liability	137	84

Deferred tax, net	$—	$—

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

13. Income tax (expense) benefit (Continued)

        The table below summarizes changes in the deferred tax valuation allowance:

	Year ended December 31,
(in thousands)	2016	2017	2018
Balance at beginning of year	$(40,487)	$(54,114)	$(80,087)
Tax benefit	(13,627)	(25,973)	(7,301)
Acquired tax attributes	—	—	(13,444)

Balance at end of year	$(54,114)	$(80,087)	$(100,832)

        The following table summarizes carryforwards of net operating losses as of December 31, 2018.

(in thousands)	Amount	Expiration
Ireland	$107,671	Indefinite
Austria	$259,229	Indefinite
United States	$44,728	2033

        Due to uncertainty regarding the ability to realize the benefit of deferred tax assets primarily relating to net operating loss carryforwards, valuation allowances have been established to reduce deferred tax assets to an amount that is more likely than not to be realized.

        On the basis of this evaluation, as of December 31, 2016, 2017 and 2018, the Company has recorded a valuation allowance of $54.1 million, $80.1 million and $100.8 million, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

        At December 31, 2017 and 2018, the Company had no uncertain tax positions and does not expect any material increase or decrease in income tax expense related to examinations or changes in uncertain tax positions.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

13. Income tax (expense) benefit (Continued)

        The Company files income tax returns in Ireland. In addition, the Company's foreign subsidiaries file separate income tax returns in Austria and the United States and state jurisdictions in which they are located. Tax years 2013 and forward remain open for examination for Austrian tax purposes and years 2014 and forward remain open for examination for United States tax purposes.

        The Company's policy is to record interest and penalties related to tax matters in income tax expense.

14. Earnings (Loss) per Share

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

	Year ended December 31,
(in thousands, except per share data)	2016	2017	2018
Net loss for the period	$(54,890)	$(74,356)	$(114,780)
Weighted average number of shares outstanding	21,478,320	29,830,669	50,795,768

Basic and diluted loss per share	$(2.56)	$(2.49)	$(2.26)

        The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive:

	Year ended December 31,
	2016	2017	2018
Stock options	1,904,320	3,338,999	6,091,338
Restricted stock units	—	—	1,372,100

15. Acquisition of Zavante

        On July 24, 2018, the Company acquired Zavante. The acquisition was completed on July 24, 2018 (the "Closing"). In connection with the Closing, the Company issued 7,336,906 Company ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that are issuable upon release of the Holdback Shares (as defined below) constitute approximately 19.9% of the Company ordinary shares outstanding as of immediately prior to the Closing (the "Upfront Shares").

        Pursuant to the Merger Agreement, former Zavante stockholders and other equity holders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from the Company up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a NDA from the FDA for CONTEPO for any indication (the "Approval Milestone Payment") and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones (the "Net Sales Milestone Payments").

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

15. Acquisition of Zavante (Continued)

        At the Company's Extraordinary General Meeting of Shareholders held in October 2018, the shareholders approved the issuance of the Company's ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in Company ordinary shares. The Company also now has the right to settle the Net Sales Milestone Payments in Company ordinary shares, except as otherwise provided in the Merger Agreement.

        Subject to the terms of the Merger Agreement, 10% of the Upfront Shares (the "Holdback Shares") will serve as a source for the satisfaction of indemnification and other obligations of the former Zavante stockholders and, subject to reduction in respect of these obligations, will be issued to the former Zavante stockholders following the first anniversary of the Closing.

        Former Zavante stockholders who do not comply with specified procedural requirements set forth in the Merger Agreement, and former holders of Zavante options and warrants, will receive cash in lieu of any Company ordinary shares that otherwise would be issuable to them pursuant to the Merger Agreement. As of December 31, 2018 the Company did not distribute any cash in lieu of ordinary shares to former Zavante stockholders. Also, the Company anticipates that cash distributions, if any, will not be material.

        The Company accounted for the acquisition of Zavante as an asset acquisition as the arrangement did not meet the definition of a business pursuant to the guidance prescribed in ASC Topic 805, Business Combinations because the transaction resulted in the acquisition of the exclusive rights to IV fosfomycin in the U.S. which is a single identifiable asset and represented substantially all the fair value of the assets acquired.

        The Company expensed the acquired intellectual property as of the acquisition date as in- process research and development with no alternative future uses. The Company recorded an in-process research and development expense of $32.0 million which represents $26.9 million for the fair value of the Upfront Shares, $4.9 million of transaction costs and $0.2 million of net liabilities assumed.

        In addition, the Company assumed certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by the Company upon closing of the acquisition. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Acquisition of Zavante" for further information regarding the agreements that were assumed by the Company.

16. Sinovant License Agreement

        In March 2018, the Company entered into a license agreement (the "License Agreement"), with Sinovant Sciences, Ltd. ("Sinovant"), an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin (the "Licensed Products"), in the People's Republic of China, Hong Kong, Macau, and Taiwan (together the "Territory").

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

16. Sinovant License Agreement (Continued)

        Under the License Agreement, Sinovant and the Company's subsidiaries have established a joint development committee (the "JDC'), to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People's Republic of China. The first milestone is a $1.5 million payment for the submission of a clinical trial application ("CTA"), by Sinovant to the Chinese Food and Drug Administration which was received in February 2019. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, the Company will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

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

        Unless earlier terminated, the License Agreement will expire upon the expiration of the last royalty term for the last Licensed Product in the Territory, which the Company expects will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non-exclusive, fully-paid, royalty-free and irrevocable. The License Agreement may be terminated in its entirety by Sinovant upon 180 days' prior written notice at any time. Either party may, subject to specified cure periods, terminate the License Agreement in the event of the other party's uncured material breach. Either party may also terminate the License Agreement under specified circumstances relating to the other party's insolvency. The Company has the right to terminate the License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates (subject to specified cure periods). The License Agreement contemplates that the Company will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

        The Company has identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non-refundable upfront payment was allocated to the delivery of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment related to the submission of the CTA is within the control of the parties, the Company recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as the Company believes it is probable to be met. The $1.5 million payment was received in February 2019 upon submission of the CTA. The future regulatory and commercial milestone payments will be recorded during the period the milestones become probable of achievement.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

17. Commitments and Contingencies

        In March 2007, a lease agreement for an unlimited period starting in December 2007 was entered into for the use of business and research premises in Vienna. The contract has a six-month notice period and can be terminated every quarter end.

        In July 2015, a lease agreement was entered into for the use of approximately 15,000 square feet of office space in King of Prussia, PA, with the lease term continuing until December 2023 with no renewal options.

        In February 2018, a lease agreement starting in March 2018 was entered into for the use of office space in Dublin and has a month-to-month term.

        We also enter into lease agreements for equipment such as copiers and printers.

        Lease expense was $1.3 million, $1.3 million, and $1.4 million for the years ended December 31, 2016, 2017 and 2018, respectively.

        Future minimum contractual obligations and commitments at December 31, 2018 are as follows:

	Year ending December 31,
(in thousands)	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease obligations	$3,507	$1,456	$507	$515	$522	$507	$—
Other contractual commitments	10,166	10,166	—	—	—	—	—

Total	$13,673	$11,622	$507	$515	$522	$507	$—

        In addition to the agreements described above, the Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. The estimated payments to the service providers included in the table above are based solely on the estimated work to be performed by them to complete the trials and other activities along with the anticipated achievement of milestones included within the agreements. Also, some of these contracts are subject to early termination clauses exercisable at the discretion of the Company. The Company is not obligated to make minimum required payments under these service agreements.

        The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements (Continued)

(in thousands, except per share data)

18. Selected Quarterly Financial Information (Unaudited)

        The table summarizes the unaudited consolidated financial results of operations for the quarters ended:

(amounts in thousands, except per share data)	March 31	June 30	September 30	December 31
2018 Quarter Ended
Revenues	$7,551	$847	$461	$797
Operating expenses	(20,415)	(18,554)	(53,386)	(31,676)
Loss from operations	(12,864)	(17,707)	(52,925)	(30,879)
Other income (expense)	28	(129)	(51)	(204)
Income tax (expense) benefit	(506)	48	151	259
Net loss	(13,342)	(17,788)	(52,825)	(30,824)
Basic and diluted loss per share	$(0.36)	$(0.44)	$(0.90)	$(0.46)
2017 Quarter Ended
Revenues	$1,678	$1,051	$1,468	$1,122
Operating expenses	(16,878)	(16,613)	(22,193)	(23,403)
Loss from operations	(15,200)	(15,562)	(20,725)	(22,281)
Other income (expense)	326	(7)	328	120
Income tax (expense) benefit	(349)	967	(1,872)	(101)
Net loss	(15,223)	(14,602)	(22,269)	(22,262)
Basic and diluted loss per share(1)	$(0.56)	$(0.54)	$(0.79)	$(0.61)

(1)
Net loss per share amounts may not agree to the per share amounts for the full year due to the use of weighted average shares for each period. Additionally, loss per share for the quarter ended March 31, 2017 is recast to reflect the Redomicilation Transaction, accordingly the loss per share presented is based on the equivalent number of Nabriva Ireland ordinary shares outstanding in all periods.

19. Subsequent Events

        The Company evaluated all events or transactions that occurred subsequent to December 31, 2018 through the date the consolidated financial statements were issued, and have not identified any such events.