Form 10-Q
period 2019-03-31
Nabriva Therapeutics plc
filed 2019-05-10
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-37558

Nabriva Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25-28 North Wall Quay
IFSC, Dublin 1, Ireland	Not applicable
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes  ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	NBRV	The Nasdaq Global Market LLC

As of April 30, 2019, the registrant had 72,557,253 ordinary shares outstanding.

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

•                                          our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;

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

•                                          our plans to pursue development of lefamulin for additional indications other than community-acquired bacterial pneumonia, or CABP, and of CONTEPO for additional indications other than cUTI;

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

•                                          our ability to successfully integrate Zavante’s operations into our business;

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

•                                          our ability to establish and maintain collaborations in the U.S. or outside the U.S;

•                                          the future development or commercialization of lefamulin in the greater China region and Canada;

•                                          the potential benefits under our license agreement with Sinovant Sciences, Ltd., or the Sinovant License Agreement;

•                                          the potential benefits under our license agreement with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;

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

•                                          the costs and outcomes of legal actions and proceedings;

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

Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “Nabriva,” “the Nabriva Group,” “the Company,” “we,” “ours,” “us,” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	As of December 31, 2018	As of March 31, 2019

Assets
Current assets:
Cash and cash equivalents	$102,003	$91,042
Short-term investments	225	225
Other receivables	3,871	7,238
Contract asset	1,500	1,000
Prepaid expenses	1,154	973
Total current assets	108,753	100,478
Property, plant and equipment, net	1,139	2,972
Intangible assets, net	98	99
Long-term receivables	428	438
Total assets	$110,418	$103,987

Liabilities and equity
Current liabilities:
Accounts payable	$3,304	$7,562
Accrued expense and other current liabilities	14,502	10.533
Total current liabilities	17,806	18,095
Non-current liabilities
Long-term debt	23,718	23,945
Other non-current liabilities	264	1,840
Total non-current liabilities	23,982	25,785
Total liabilities	41,788	43,880
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at March 31, 2019; 67,019,094 and 71,335,980 issued and outstanding at December 31, 2018 and March 31, 2019, respectively	670	713
Preferred shares, par value $0.01, 100,000,000 shares authorized at March 31, 2019; None issued and outstanding	—	—
Additional paid in capital	461,911	473,562
Accumulated other comprehensive income	27	27
Accumulated deficit	(393,978)	(414,195)
Total stockholders’ equity	68,630	60,107
Total liabilities and stockholders’ equity	$110,418	$103,987

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2019
Revenues:
Collaboration revenue	$6,500	$1,000
Research premium and grant revenue	1,051	703
Total Revenue	7,551	1,703

Operating expenses:
Research and development	(10,279)	(7,538)
General and administrative	(10,136)	(13,409)
Total operating expenses	(20,415)	(20,947)
Loss from operations	(12,864)	(19,244)
Other income (expense):
Other income (expense), net	23	70
Interest income	9	10
Interest expense	(4)	(899)
Loss before income taxes	(12,836)	(20,063)
Income tax expense	(506)	(154)
Net loss	$(13,342)	$(20,217)

Loss per share
Basic and Diluted	$(0.36)	$(0.29)

Weighted average number of shares:
Basic and Diluted	36,911,604	68,701,599

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Ordinary Shares			Accumulated
(in thousands)	Number of shares	Amount	Additional paid in capital	other comprehensive income	Accumulated deficit	Total Stockholders’ Equity
January 1, 2018	36,708	$367	$360,872	$27	$(279,198)	$82,068
Issuance of common stock	3,526	35	19,353	—	—	19,388
Equity transaction costs	—	—	(916)	—	—	(916)
Stock-based compensation expense	—	—	1,244	—	—	1,244
Net loss	—	—	—	—	(13,342)	(13,342)
March 31, 2018	40,234	$402	$380,553	$27	$(292,540)	$88,442

	Ordinary Shares			Accumulated
(in thousands)	Number of shares	Amount	Additional paid in capital	other comprehensive income	Accumulated deficit	Total Stockholders’ Equity
January 1, 2019	67,019	$670	$461,911	$27	$(393,978)	$68,630
Issuance of common stock	4,317	43	10,014	—	—	10,057
Equity transaction costs	—	—	(270)	—	—	(270)
Stock-based compensation expense	—	—	1,907	—	—	1,907
Net loss	—	—	—	—	(20,217)	(20,217)
March 31, 2019	71,336	$713	$473,562	$27	$(414,195)	$60,107

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2019
Cash flows from operating activities
Net loss	$(13,342)	$(20,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expense, net	(112)	(27)
Non-cash interest income	(10)	(13)
Non-cash interest expense	—	227
Depreciation and amortization expense	133	125
Amortization of right-of-use assets	—	109
Stock-based compensation	1,244	1,907
Other, net	(6)	(8)
Changes in operating assets and liabilities:
Changes in long-term receivables	(3)	-10
Changes in other receivables and prepaid expenses	(1,992)	(2,650)
Changes in accounts payable	(1,413)	4,302
Changes in accrued expenses and other liabilities	(1,311)	(4,374)
Changes in other non-current liabilities	22	(30)
Changes in income tax liabilities	451	18
Net cash used in operating activities	(16,339)	(20,625)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(160)	(42)
Net cash used in investing activities	(160)	(42)
Cash flows from financing activities
Proceeds from at the market facility	19,388	9,978
Proceeds from long-term debt	189	—
Equity transaction costs	(518)	(299)
Net cash provided by financing activities	19,059	9,679

Effects of foreign currency translation on cash and cash equivalents	112	27
Net increase (decrease) in cash and cash equivalents	2,672	(10,961)
Cash and cash equivalents at beginning of period	86,769	102,003
Cash and cash equivalents at end of period	$89,441	$91,042

Supplemental disclosure of cash flow information
Interest paid	—	483
Equity transaction costs incurred in prior periods and paid in current period	28	49
Equity transaction costs included in accounts payable and accrued expenses	426	20

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except per share data)

1.                                      Organization and Business Activities

Nabriva Therapeutics plc (“Nabriva Ireland”), together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH (“Nabriva Austria”), Nabriva Therapeutics US, Inc., and Nabriva Therapeutics Ireland DAC, (collectively, “Nabriva”, or the “Company”) is a biopharmaceutical company engaged in the development of novel anti-infective agents to treat serious infections. On July 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Zavante Therapeutics Inc., (“Zavante”) a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection). The Company has two product candidates that have been submitted to the U.S. Food and Drug Administration(the “FDA”) for approval: lefamulin, potentially the first pleuromutilin antibiotic available for systemic administration in humans, and CONTEPO, a potentially first-in-class epoxide antibiotic for intravenous (“IV”) administration in the United States. The Company is developing both IV and oral formulations of lefamulin for the treatment of community-acquired bacterial pneumonia (“CABP”). The Company is developing CONTEPO IV for complicated urinary tract infections (“cUTI”) and may potentially develop lefamulin and CONTEPO for additional indications. The Company does not expect to obtain marketing approval for lefamulin before August 2019, if at all. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with the Company’s new drug application (“NDA”) for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s API contract manufacturer be addressed prior to the FDA approving the NDA. The Company plans to request a “Type A” meeting with the FDA to discuss its findings but the Company cannot predict the outcome of any interactions with the FDA that it may have or when CONTEPO will receive marketing approval, if at all. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.

Throughout these notes to the consolidated financial statements, unless the context requires otherwise, all references to “Nabriva,” “the Company,” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations. To date, it has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and loans. As of March 31, 2019, the Company had cash, cash equivalents and short-term investments of $91.3 million.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

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

If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures.  This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

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

As a result, based on the Company’s available cash resources, the minimum cash required under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., and in accordance with the requirements of ASC 205-40, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.  A failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

The Company expects that its existing cash, cash equivalents and short-term investments as of March 31, 2019, proceeds from the sale of ordinary shares under the our ATM Agreement between March 31, 2019 and the date of this filing of $3.5 million, the $1.0 million upfront payment it received in April 2019 pursuant to the terms of the Sunovion License Agreement and research premiums from the Austrian government for its qualified research and development expenditures, will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. The interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In December 2018, the Company entered into a Loan Agreement with Hercules Capital, Inc., pursuant to which a term loan of up to an aggregate principal amount of $75.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $25.0 million which was funded in connection with the closing of the Loan Agreement. The remaining $50.0 million under the Loan Agreement is available to the Company from time to time subject to conditions further described in Note 5 below.

In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which, from time to time, the Company may offer and sell its ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. As of the date of this filing, the Company has issued and sold an aggregate of 10,316,190 ordinary shares under the ATM Agreement, for gross proceeds of $37.8 million, and net proceeds of $36.9 million, after deducting commissions and offering costs.

In March 2019, the Company entered into a license and commercialization agreement, or the Sunovion License Agreement, with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC , our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing lefamulin in the forms clinically developed by the Company or any of its affiliates (“Licensed Products”) in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Licensed Products have received regulatory approval in Canada.

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

The accompanying consolidated financial information as of March 31, 2019 and for the three months ended March 31, 2018 and 2019 is unaudited. The December 31, 2018 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2019 and for the three months ended March 31, 2018 and 2019 The financial data and other information disclosed in these notes related to the three months ended March 31, 2018 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2019.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies, other than described below related to leases.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

Adopted as of the current period:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information has not been restated and will continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not  have to  reassess whether expired or existing contracts are or contain a lease;  and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on the Company’s consolidated balance sheet as of March 31, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining  lease term as of January 1, 2019.  Since none of the Company’s lease agreements provide an implicit rate, the Company estimated an incremental borrowing rate based on the information available at January 1, 2019 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $2.0 million on its consolidated balance sheet using an estimated incremental borrowing rate of 9.8%.  This ROU asset is recorded in property, plant and equipment, net and the ROU liability is recorded in other non-current liabilities.

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Short-term investments:
Available-for-sale securities	$—	$50	$—	$50
Term deposits	175	—	—	175
Total Assets	$175	$50	$—	$225

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Short-term investments:
Available-for-sale securities	$—	$50	$—	$50
Term deposits	175	—	—	175
Total Assets	$175	$50	$—	$225

As of March 31, 2019 and December 31, 2018, the Company held short-term investments classified as both Level 1 and Level 2, and the Company did not hold any Level 3 financial instruments measured at fair value. There were no transfers between Level 1 and 2 in the three months ended March 31, 2019 or the year ended December 31, 2018. There were no changes in valuation techniques during the three months ended March 31, 2019.

As of March 31, 2019 and December 31, 2018, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

4.                                      Accrued Expenses and Other Liabilities

(in thousands)	As of December 31, 2018	As of March 31, 2019
Research and development related costs	$5,032	$3,026
Payroll and related costs	7,427	4,665
Accounting, tax and audit services	398	209
Other	1,645	2,633
Total other current liabilities	$14,502	$10,533

5.                                      Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc. (the “Lender”), pursuant to which a term loan of up to an aggregate principal amount of $75.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of the funding conditions described below and other customary funding conditions, five additional term loan advances comprised of the following; 1) $10.0 million (“Tranche 2 Advance”), 2) $5.0 million (“Tranche 3 Advance”), 3) $10.0 million (“Tranche 4 Advance”), 4) $15.0 million (“Tranche 5 Advance”) and 5) $5.0 million (“Tranche 6 Advance”). The Tranche 2 Advance will be available to the Company through September 30, 2019 upon the approval by the U.S. Food and Drug Administration (“FDA”) of a new drug application (“NDA”) for lefamulin. The Tranche 3 Advance will be available to the Company through September 30, 2019 upon the approval by the FDA of an NDA for CONTEPO. The Tranche 4 Advance will be available to the Company from January 1, 2020 through December 31, 2020 upon the approval by the FDA of NDAs for lefamulin in addition to CONTEPO and upon the achievement of specified product revenue milestones. The Tranche 5 Advance will be available to the Company from July 1, 2020 through June 30, 2021 upon the approval by the FDA of NDAs for lefamulin and CONTEPO and upon the achievement of specified product revenue milestones. The Tranche 6 Advance will be available to the Company from January 1, 2021 through September 30, 2021 upon the approval by the FDA of NDAs for lefamulin and CONTEPO and upon the achievement of specified product revenue milestones. The Company may request a seventh term loan advance of $5.0 million prior to December 31, 2021 subject to the Lender’s sole discretion.

The term loan bears interest at an annual rate equal to the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. The Loan Agreement provides for interest-only payments through July 1, 2020, which may be incrementally extended from time to time upon the occurrence of certain conditions through January 1, 2022, and repayment of the outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023 (the “Maturity Date”). In addition, the Company is required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date (the “End of Term Fee”). At the Company’s option, the Company may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the Maturity Date. The Company is also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted the Lender a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. Under the terms of the Loan Agreement, the Company and its subsidiaries are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to the Lender.

The Loan Agreement also grants Lender or its nominee an option to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in any private financing upon the same terms and conditions afforded to such other investors for as long as there are amounts outstanding under the Loan Agreement.

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

Long-term debt as December 31, 2018 and March 31, 2019 consisted of the following:

	As of December 31	As of March 31
(in thousands)	2018	2019
Term loan payable	$25,000	$25,000
End of term fee	—	109
Unamortized debt issuance costs	(1,990)	(1,871)
Carrying value of term loan	23,010	23,238
Other long-term debt	708	707
Total long-term debt	$23,718	$23,945

Maturities of long-term debt as of March 31, 2019 were as follows:

(in thousands)
2019	$—
2020	3,656
2021	8,592
2022	8,704
2023	4,756

6.                                      Revenue

	Three Months Ended March 31,
(in thousands)	2018	2019
Collaboration revenue	$6,500	$1,000
Research premium	770	393
Government grants	281	311
Total	$7,551	$1,703

The collaboration revenue for the three months ended March 31, 2018 reflects the amounts recorded from the Sinovant License Agreement (see Note 11) and includes the $5.0 million non-refundable upfront payment received as consideration for entering into the license agreement with Sinovant as well as $1.5 million of variable consideration related a future milestone payment that the Company received in the first quarter of 2019. The $1.0 million of collaboration revenue for the three months ended March 31, 2019 reflects the upfront payment under the Sunovion License Agreement  received in April 2019 (see Note 12).

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

7 .                                   Share-Based Payments

Stock Option Plan 2015

On April 2, 2015, the shareholders, management board and supervisory board of the Company’s predecessor, Nabriva Therapeutics AG (“Nabriva Austria”) adopted the Stock Option Plan 2015 (the “SOP 2015”) and the shareholders approved an amended and restated version of the SOP 2015 on June 30, 2015. An amendment to the amended and restated SOP 2015 was approved by the shareholders on July 22, 2015. SOP 2015 became effective on July 3, 2015 upon the registration with the commercial register in Austria of the conditional capital increase approved by the shareholders on June 30, 2015. The SOP 2015 initially provided for the grant of options for up to 95,000 Nabriva Austria common shares to the Company’s employees, including members of the management board, and to members of the supervisory board. Following the closing of the initial public offering of the Company, the overall number of options increased to 177,499 Nabriva Austria common shares. Following approval by the Company’s shareholders at its 2016 annual general meeting, the number of shares available for issuance under the SOP 2015 was increased to 346,235 Nabriva Austria common shares. In connection with the series of transactions pursuant to which the Company became the successor to Nabriva Austria and redomiciled to Ireland, which the Company refers to as the Redomiciliation Transaction, the SOP 2015 was amended to take account of certain requirements under Irish law and assumed by the Company, with each option to acquire one Nabriva Austria common share becoming an option to acquire ten of the Company’s ordinary shares on the same terms and conditions.

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

The following table summarizes information regarding our stock option awards under the SOP 2015 for the three months ended March 31, 2019:

Stock Option Plan 2015	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2019	2,842,913	8.34
Granted	—	—
Exercised	—	—
Forfeited	(22,664)	9.86
Outstanding as of March 31, 2019	2,820,249	8.33	$—
Vested and exercisable as of March 31, 2019	1,988,358	8.12	$—

Stock-based compensation expense under the SOP 2015 was $0.9 million and $0.9 million for the three months ended March 31, 2018 and 2019, respectively.

The weighted average remaining contractual life of the options as of March 31, 2019 is 7.2 years.

As of March 31, 2019, there was $4.4 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 1.9 years.

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

At March 31, 2019, 7,087,042 ordinary shares were available for issuance under the 2017 Plan.

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

The following table summarizes information regarding our stock option awards under the 2017 Plan for the three months ended March 31, 2019:

2017 Plan	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2019	2,398,425	5.41
Granted	2,211,100	1.90
Exercised	—	—
Forfeited	(78,162)	3.75
Outstanding as of March 31, 2019	4,531,363	3.73	$1,272
Vested and exercisable as of March 31, 2019	549,309	6.36	—

Stock-based compensation expense under the 2017 Plan was $0.4 million and $0.5 million for the three months ended March 31, 2018 and 2019, respectively. The weighted average fair value of the options granted during the three months ended March 31, 2019 was $1.08 per share. The options granted in the three months ended March 31, 2019 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	61.4% – 61.6%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.47% - 2.58%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

The weighted average remaining contractual life of the options as of March 31, 2019 is 9.4 years.

As of March 31, 2019, there was $7.3 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 3.4 years.

Restricted Stock Units

During the three months ended March 31, 2019, the Company granted 479,000 RSUs with a grant date fair value of $1.90 per share, which was the closing price of the Company’s shares on the grant date. These RSUs vest over a period of four years with 25% vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. As of March 31, 2019, there were 479,000 of such RSUs outstanding. For the three months ended March 31, 2019, $38,000 of stock-based compensation expense was recognized for these RSUs.

The Company has granted a total of 371,550 RSUs, with a grant date fair value of $6.13 per share, with vesting subject to FDA approval of the new drug application (“NDA”) for lefamulin. Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. If the FDA does not approve an NDA for lefamulin within two years of the grant date, the RSU award will terminate in full. No compensation expense was recognized for these RSUs as vesting is not probable at March 31, 2019. As of March 31, 2019, there were 383,550 of such RSUs were outstanding.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

The Company has granted a total of 35,600 RSUs, with a grant date fair value of $2.56 per share, with vesting subject to FDA approval of the NDAs for lefamulin and CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on FDA approval of CONTEPO. If the FDA does not approve an NDA for either lefamulin or CONTEPO by January 31, 2020, the RSU award will terminate in full. No compensation expense was recognized for these RSUs as vesting is not probable at March 31, 2019. As of March 31, 2019, all of such RSUs outstanding.

The Company has also granted a total of 834,300 RSUs to certain employees with a grant date fair value of $2.16 per share. These RSUs will vest in three six month increments beginning in May of 2019 and ending in May 2020. As of March 31, 2019, there were 780,300 of such RSUs outstanding. For the three months ended March 31, 2019, $268,000 of compensation expense was recognized for these RSUs.

2019 Inducement Share Incentive Plan

On March 12, 2019, the Company’s board of directors adopted the 2019 Inducement Share Incentive Plan (the “2019 Inducement Plan”) and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 2,000,000 ordinary shares for issuance pursuant to equity awards granted under the 2019 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2019 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

At March 31, 2019, 2,000,000 ordinary shares were available for issuance under the 2019 Inducement Plan.

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

The following table summarizes information regarding our stock option awards under the 2019 Inducement Plan for the three months ended March 31, 2019:

2019 Inducement Plan	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2019	—	—
Granted	41,150	2.44
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2019	41,150	2.44	$—
Vested and exercisable as of March 31, 2019	—	—	—

The weighted average fair value of the options granted during the three months ended March 31, 2019 was $1.42 per share. The options granted in the three months ended March 31, 2019 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	61.6%
Expected term of options (in years)	6.1
Risk-free interest rate	2.27%
Dividend yield	—

The weighted average remaining contractual life of the options as of March 31, 2019 is 10.0 years.

As of March 31, 2019, there was $59,000 of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 4.0 years.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

Inducement Awards Outside of the 2019 Inducement Plan

In July 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based RSUs to the Company’s newly appointed Chief Executive Officer (the “CEO”). These equity awards granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based RSUs are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the performance-based RSUs will terminate in full.

Stock-based compensation expense was $109,000 for the three months ended March 31, 2019. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions.

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

                                                The weighted average remaining contractual life of the options as of March 31, 2019 is 9.3 years.

Our stock-based compensation expense has been allocated to research and development and general and administrative expenses in the consolidated statements of operations as follows:

	Three Months ended March 31,
(in thousands)	2018	2019
Research and development	$516	$425
General and administrative	728	1,482
Total	$1,244	$1,907

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan (the “2018 ESPP”). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the “ESPP Share Pool”), subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 0.75% of the total number of shares of ordinary shares outstanding as of December 31, 2018. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the then current market price of the Company’s ordinary shares during certain offering periods, which will be six -month periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year. The first offering under the 2018 ESPP commenced on November 1, 2018.

8.                                      Income tax (expense) benefit

In accordance with the FASB Accounting Standard Codification (ASC) Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended March 31, 2018 and 2019, the Company recorded income tax expense of $506,000 and $154,000, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets.  On the basis of this evaluation, as of

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

March 31, 2019 and December 31, 2018, the Company has recorded a valuation allowance of $103.8 million and $100.8 million, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

9.                                      Earnings (Loss) per Share

Basic and diluted loss per share

For the three months ended March 31, 2018 and 2019, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.  Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive and thus not included in the calculation.

	Three Months Ended March 31,
(in thousands, except share and per share data)	2018	2019
Net loss for the period	$(13,342)	$(20,217)
Weighted average number of shares outstanding	36,911,604	68,701,599
Basic and diluted loss per share	$(0.36)	$(0.29)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended
	March 31,
(in thousands)	2018	2019
Stock options	4,853,349	8,242,762
Restricted stock units	339,550	1,792,850

10.                               Acquisition of Zavante

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

Pursuant to the Merger Agreement, former Zavante stockholders and other equity holders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from the Company up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of an NDA from the FDA for CONTEPO for any indication (the “Approval Milestone Payment”) and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones (the “Net Sales Milestone Payments”), with the first commercial milestone becoming payable when CONTEPO exceeds $125.0 million in net sales in a calendar year.

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

Former Zavante stockholders who do not comply with specified procedural requirements set forth in the Merger Agreement, and former holders of Zavante options and warrants, will receive cash in lieu of any Company ordinary shares that otherwise would be issuable to them pursuant to the Merger Agreement. As of March 31, 2019 the Company did not distribute any cash in lieu of ordinary shares to former Zavante stockholders. Also, the Company anticipates that cash distributions, if any, will not be material.

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

The Company expensed the acquired intellectual property as of the acquisition date as in- process research and development with no alternative future uses. The Company recorded an in-process research and development expense of $32.0 million in 2018 which represents $26.9 million for the fair value of the Upfront Shares, $4.9 million of transaction costs and $0.2 million of net liabilities assumed.

In addition, the Company assumed certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by the Company upon closing of the acquisition. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Acquisition of Zavante” for further information regarding the agreements that were assumed by the Company.

11.                               Sinovant License Agreement

In March 2018, the Company entered into a license agreement (the “Sinovant License Agreement”), with Sinovant Sciences, Ltd. (“Sinovant”), an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, the Company’s wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin (the “Licensed Products”), in the People’s Republic of China, Hong Kong, Macau, and Taiwan (together the “Territory”).

Under the Sinovant License Agreement, Sinovant and the Company’s subsidiaries have established a joint development committee (the “JDC’), to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application (“CTA”), by Sinovant to the Chinese Food and Drug Administration. This payment was received in the first quarter of 2019. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, the Company will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

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

Unless earlier terminated, the Sinovant License Agreement will expire upon the expiration of the last royalty term for the last Licensed Product in the Territory, which the Company expects will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non-exclusive, fully-paid, royalty-free and irrevocable. The Sinovant License Agreement may be terminated in its entirety by Sinovant upon 180 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the Sinovant License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the Sinovant License Agreement under specified circumstances relating to the other party’s insolvency. The Company has the right to terminate the Sinovant License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates (subject to specified cure periods). The Sinovant License Agreement contemplates that the Company will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

The Company has identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non-refundable upfront payment was allocated to the delivery of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment related to the submission of the CTA was within the control of the parties, the Company recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as the Company believed it was probable to be met. The $1.5 million payment was received in February 2019 upon submission of the CTA. The future regulatory and commercial milestone payments will be recorded during the period the milestones become probable of achievement.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

12.                               Sunovion License Agreement

In March 2019, the Company entered into a license and commercialization agreement (the “Sunovion License Agreement”), with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing lefamulin in the forms clinically developed by the Company or any of its affiliates (“Licensed Products”) in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC will establish a joint development committee, or the JDC, to review and oversee regulatory approval and commercialization plans in the Territory. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory.

The Company has identified two performance obligations at inception: (1) the delivery of the exclusive license to Sunovion, which we have determined is a distinct license of functional intellectual property that Sunovion has obtained control of; and, (2) the participation in the JDC. The $1.0 million non-refundable upfront payment was allocated entirely to the delivery of the license as the JDC deliverable was deemed to be de minimis.

Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestones become probable of achievement.

13.                               Commitments and Contingencies

Leases

The Company leases office spaces in King of Prussia, Pennsylvania, San Diego, California, Dublin, Ireland  and laboratory and office space in Vienna, Austria under agreements  previously classified as operating leases.

The  lease agreement in King of Prussia, Pennsylvania expires on December 15, 2023 and does not include any renewal options. The agreement provides for an initial monthly base amount plus annual escalations through the term of the lease.

The lease agreement in San Diego, California expires on June 30, 2019 and provides for one renewal period of 36 months. The Company does not plan to exercise the renewal period. The agreement provides for a monthly base fixed amount through June 30, 2019.

For the lease agreement in Vienna Austria, the Company can terminate the lease without the landlord’s consent and without paying a termination penalty by giving six months’ notice to the landlord. The agreement provides for a monthly base fixed amount. The Company is in the process of determining the appropriate space needed in the building based on its needs. As a result, the Company may negotiate a new lease or evaluate additional or alternate spaces. As such, the Company has classified the agreement as a short-term lease.

For the lease agreement in Dublin, Ireland, the lease term is month to month and the Company has classified the lease as a short-term lease.

In March 2019, the Company entered into lease agreement for office space in Dublin, Ireland which expires on April 30, 2021. The agreement can be automatically renewed  by both parties equal to the current lease term but for no less than three months. The agreement provides for a monthly based fixed amount of 7,000 euros beginning on the commencement date which is in May 2019. Upon the commencement date of the lease, the Company recognized an ROU asset and lease liability of approximately $150,000.

In addition to the monthly base amounts under the lease agreements, the Company is required to pay its proportionate share of real estate taxes and operating expenses during the lease terms for the King of Prussia and San Diego leases.

For the three months ended March 31, 2019, the Company’s operating lease expense was $348,000 which included short term lease expense of $222,000.

As of March 31, 2019 the weighted-average remaining lease term of operating leases was 4.7 years and the weighted-average discount rate was 9.8%.

As of March 31, 2019, other information related to the operating leases were as follows:

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

Operating Cash Flow Supplemental Information:

(in thousands)	March 31, 2019
Cash paid for amounts included in the measurement of the operating lease liabilities	$111
Right-of-use assets obtained in exchange for operating lease obligations	$2,021

The following table sets forth by year the required future payments of operating lease liabilities:

(in thousands)	March 31, 2019
Remainder of 2019	$404
2020	507
2021	515
2022	522
2023	533
Total lease payments	2,481
Less imputed interest	(504)
Present value of operating lease liabilities	$1,977

The following table sets forth by year the minimum expected lease payments under non-cancelable operating leases as of December 31, 2018:

(in thousands)	December 31, 2018
2019	$515
2020	507
2021	515
Total lease payments	$1,537

Legal Proceedings

On May 8, 2019, a putative class action lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York, captioned Larry Enriquez v. Nabriva Therapeutics PLC, and Ted Schroeder, No. 19-cv-04183. The complaint purports to be brought on behalf of shareholders who purchased the Company’s securities between November 1, 2018 and April 30, 2019. The complaint generally alleges that the Company and its Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning the Company’s submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint seeks unspecified damages, attorneys’ fees, and other costs.  The case is still in its initial stage and a lead plaintiff has not yet been appointed.

The Company denies any and all allegations of wrongdoing and intends to vigorously defend against this lawsuit. The Company is unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company’s directors’ and officers’ liability insurance would have a material adverse effect on its financial condition and business. In addition, the litigation could adversely impact the Company’s reputation and divert management’s attention and resources from other priorities, including the execution of its business plan and strategies that are important to the Company’s ability to grow its business, any of which could have a material adverse effect on the Company’s business.

Other Commitments and Contingencies

The Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the three months ended March 31, 2019, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, relating to  contract research organizations and contract manufacturing organizations.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

14.                               Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to March 31, 2019 through the date the unaudited consolidated financial statements were issued, and have not identified any such events material to an understanding of the unaudited consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 12, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On July 24, 2018, we completed the acquisition of Zavante Therapeutics, Inc., or Zavante, a privately-held late clinical-stage biopharmaceutical company focused on developing novel therapies to improve the outcomes of hospitalized patients. Zavante’s lead product candidate is CONTEPO™ (fosfomycin for injection, previously referred to as ZTI-01 and ZOLYD).

CONTEPO is a novel, potentially, first-in-class investigational intravenous antibiotic in the United States with a broad spectrum of Gram-negative and Gram-positive activity, including activity against most contemporary multi-drug resistant, or MDR, strains such as extended-spectrum b-lactamase-, or ESBL, producing Enterobacteriaceae. IV fosfomycin has been approved for a number of indications and utilized for over 45 years in Europe to treat a variety of serious bacterial infections, including cUTIs. CONTEPO utilizes a new dosing regimen that optimizes its pharmacokinetics and pharmacodynamics. We believe these attributes, the extensive clinical experience worldwide and the positive efficacy and safety results from the Phase 2/3 clinical trial support CONTEPO as a first-line treatment for cUTIs, including acute pyelonephritis, or AP, suspected to be caused by MDR pathogens. At least 20% of cUTIs are caused by MDR bacteria and limited treatment options are available in the U.S. In addition, non-clinical data have shown that CONTEPO acts in combination with certain other antibiotics to improve bacterial killing.

We submitted an NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non-inferiority to piperacillin/tazobactam in patients with cUTI, including AP. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.  Specifically, the Complete Response Letter requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer.  We plan to request a “Type A” meeting with the FDA to discuss its findings, but we cannot predict the outcome of any interactions with the FDA that we may have or when CONTEPO will receive marketing approval, if at all.

We submitted two NDAs to the FDA for the oral and IV formulations of lefamulin for the treatment of CABP in December 2018. The FDA has granted us a Prescription Drug User Fee Act, or PDUFA, target action date of August 19, 2019 for lefamulin. We also submitted a marketing authorization application for lefamulin for the treatment of community-acquired pneumonia in adults in Europe in May 2019. The two NDAs for lefamulin are supported by two pivotal, Phase 3 clinical trials (known as LEAP 1 and LEAP 2) that evaluated the safety and efficacy of IV and oral lefamulin compared to moxifloxacin in the treatment of adults with CABP, including the option to switch from IV to oral administration and a short course oral treatment with lefamulin. In both LEAP 1 and LEAP 2, lefamulin was demonstrated to be non-inferior to moxifloxacin, and met both the FDA and European Medicines Agency, or EMA, primary and secondary efficacy endpoints for the treatment of CABP. Lefamulin was also shown to be generally well-tolerated when administered either orally or intravenously.

Since inception, we have incurred significant operating losses. As of March 31, 2019, we had an accumulated deficit of $414.2 million. To date, we have financed our operations primarily through our 2018 equity offering, our term loan, our “at-the-market” offering facility, our 2017 equity offering, our 2016 rights offering, our 2015 initial public offering, private placements of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We also expect to continue to invest in critical pre-commercialization and supply chain activities prior to potentially receiving marketing approval for lefamulin and CONTEPO and making them available to patients.

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

In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules Capital, Inc., or Hercules, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we are eligible to receive up to an aggregate of $15.0 million in two tranches upon the approval by the FDA of the NDAs recently submitted for lefamulin and CONTEPO. We will also be eligible to receive an additional $30.0 million of aggregate term loan advances in three separate tranches upon the achievement of specified product revenue milestones. These additional tranches are at our discretion and may only be drawn upon during specified periods of time. The final $5.0 million tranche is available through December 31, 2021, subject to Hercules’ sole discretion. We are entitled to make interest-only payments through July 1, 2020, with incremental extensions through January 1, 2022 upon the achievement of specified performance milestones. We are required to repay the term loan after the interest only period based on a monthly amortization schedule, with a final maturity date occurring on June 1, 2023.

Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for lefamulin before August 2019, if at all. For CONTEPO, we cannot predict the outcome of any interactions with the FDA that we may have or when CONTEPO will receive marketing approval, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization effort.

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

Pursuant to the Merger Agreement, former Zavante stockholders and other equity holders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from us up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of an NDA from the FDA for fosfomycin for injection for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones, or the Net Sales Milestone Payments, with the first commercial milestone becoming payable when CONTEPO exceeds $125.0 million in net sales in a calendar year.

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

License Agreement with Sinovant Sciences, Ltd.

In March 2018, we entered into a license agreement, or the Sinovant License Agreement, with Sinovant Sciences, Ltd. or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to as the Territory. We retain development and commercialization rights in the rest of the world.

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

We identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non-refundable upfront payment was allocated entirely to the delivery of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment is related to a submission of the CTA that is in the control of the parties’, we recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as we believed it was probable to be met and received. The future regulatory and commercial milestone payments will be recorded during the period the milestone is probable of achievement.

License Agreement with Sunovion Pharmaceutics Canada Inc

In March 2019, we entered into a license and commercialization agreement, or the Sunovion License Agreement, with Sunovion Pharmaceuticals Canada Inc., or Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing lefamulin in the forms clinically developed by us or any of our affiliates, or the Licensed Products, in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Licensed Products have received regulatory approval in Canada.

We have identified the delivery of the exclusive license to Sunovion as the one material performance obligation at inception.  We have determined that the Sunovion License Agreement provides for a distinct license of functional intellectual property that Sunovion has obtained control of. The non-refundable upfront payment of $1.0 million that we received in connection with the Sunovion License Agreement was allocated entirely to the delivery of the license.

Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestone is probable of achievement.

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for lefamulin before August 2019, if at all. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. We plan to request a “Type A” meeting with the FDA to discuss its findings but we cannot predict the outcome of any interactions with the FDA that we may have or when CONTEPO will receive marketing approval, if at all. If our development efforts result in clinical success and regulatory approval, we may also enter into collaboration agreements with third parties and we may generate revenue from those agreements..

Our revenue during the three months ended March 31, 2018 consisted principally of the collaboration revenues recorded from the Sinovant License Agreement, and includes a $5.0 million non-refundable upfront payment received as consideration for entering into the Sinovant License Agreement, as well as $1.5 million of variable consideration related to a milestone payment that we believed was probable to be met and was received in the first quarter of 2019. Our revenue during the three months ended March 31, 2019 included the $1.0 million upfront payment from Sunovion which we received in April 2019.  Our revenue during the three months ended March 31, 2018 and 2019 also includes governmental research premiums, non-refundable government grants and the benefit of government loans at below-market interest rates.  See “—Critical Accounting Policies.”

Research and Development Expenses

Research and development expenses represented 50.4% and 37.0% of our total operating expenses for the three months ended March 31, 2018 and 2019, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Three Months Ended March 31,
(in thousands)	2018	2019
Direct Costs
Lefamulin	$6,507	$3,046
CONTEPO	—	1,065
FDA filing fee refund	—	(2,589)
Other programs and initiatives	29	253
Indirect Costs	3,743	5,763
Total	$10,279	$7,538

We expect to continue to incur research and development expenses in connection with required regulatory activities, our activities related to our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, the possible pursuit of the clinical development of lefamulin and CONTEPO for additional indications and engagement in earlier stage research and development activities. It is difficult to estimate the duration and completion costs of our research and development programs or whether we will pursue additional indications for lefamulin or CONTEPO.

The successful development and commercialization of any of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

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

General and Administrative Expenses

General and administrative expenses represented 49.6% and 63.0% of our total operating expenses for the three months ended March 31, 2018 and 2019, respectively.

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

We expect general and general administrative expenses to increase with the expansion of our staff and management team in anticipation of the commercialization of lefamulin and CONTEPO, particularly commercial, medical affairs, technical operations, finance, human resources, information technology, compliance and business development functions.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the three months ended March 31, 2019, there were no material changes to our critical accounting policies, other than as described in note 2 to our unaudited interim consolidated financial statements included elsewhere in this From 10-Q.

Results of Operations

Comparison of Three Months Ended December 31, 2018 and 2019

	Three Months Ended March 31,
(in thousands)	2018	2019	Change
Consolidated Operations Data:
Revenues	$7,551	$1,703	$(5,848)
Costs and Expenses:
Research and development	(10,279)	(7,538)	2,741
General and administrative	(10,136)	(13,409)	(3,273)
Total operating expenses	(20,415)	(20,947)	(532)
Loss from operations	(12,864)	(19,244)	(6,380)
Other income (expense):
Other income (expense), net	23	70	47
Interest income (expense), net	5	(889)	(894)
Loss before income taxes	(12,836)	(20,063)	(7,227)
Income tax expense	(506)	(154)	352
Net loss	$(13,342)	$(20,217)	$(6,875)

Revenues

Revenues decreased by $5.9 million from $7.6 million for the three months ended March 31, 2018 to $1.7 million for the three months ended March 31, 2019, primarily due to a decrease in collaboration revenue of $5.5 million. Grant revenue from research premiums provided to us by the Austrian government decreased by $0.4 million as a result of a decrease in our research and development expenses for which we can receive grant revenue.

Research and Development Expenses

Research and development expenses decreased by $2.7 million from $10.3 million for the three months ended March 31, 2018 to $7.5 million for the three month ended March 31, 2019. The decrease was primarily due to a $2.6 million refund of payment of the NDA fees to the FDA for CONTEPO, a $1.5 million decrease in research materials and purchased services related to the development of lefamulin and a $0.1 million decrease in stock-based compensation expense, partly offset by a $0.7 million increase in research consulting fees, a $0.6 million increase in staff costs due to the addition of employees, a $0.2 million increase in travel and other research and development costs.

General and Administrative Expenses

General and administrative expense increased by $3.3 million from $10.1 million for the three months ended March 31, 2018 to $13.4 million for the three month ended March 31, 2019. The increase was primarily due to a $1.8 million increase in staff costs due to the addition of employees, a $0.8 million increase in stock-based compensation expense, a $0.6 million increase in external consultancy expenses and a $0.2 million increase in travel expenses, partly offset by a $0.1 million decrease in other corporate costs.

Other Income (Expense), net

Other income (expense), net increased by $47,000  from $23,000  for the three months ended March 31, 2018, to $70,000 for the three months ended March 31, 2019 primarily due to re-measurements of our foreign currency account balances.

Interest income (expense), net

During the three months ended  March 31, 2019, net interest expense increased to $0.9 million over the same period in prior year due to higher interest expense on our term loan with Hercules and lower interest earned on cash and cash equivalents.

Income Tax Expense

Our income tax expense was $506,000 for the three months ended March 31, 2018 compared to $154,000 for the three months ended March 31, 2019. The income tax expense in both periods represents the current tax expense of our foreign subsidiaries.

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

In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, or the Loan Agreement, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we are eligible to receive up to an aggregate of $15.0 million in two tranches upon the approval by the FDA of the NDAs recently submitted for lefamulin and CONTEPO. We will also be eligible to receive an additional $30.0 million of aggregate term loan advances in three separate tranches upon the achievement of specified product revenue milestones. These additional tranches are at our discretion and may only be drawn upon during specified periods of time. The final $5.0 million tranche is available through December 31, 2021, subject to the lenders’ sole discretion. We are entitled to make interest-only payments through July 1, 2020, with incremental extensions through January 1, 2022 upon the achievement of specified performance milestones. We are required to repay the term loan after the interest only period based on a monthly amortization schedule, with a final maturity date occurring on June 1, 2023. The term loan bears interest at an annual rate equal to the greater of 9.80% and 9.80% plus the prime rate of interest minus 5.50%. The Loan Agreement provides for interest-only payments through July 1, 2020, which may be incrementally extended from time to time upon the occurrence of certain conditions through January 1, 2022, and repayment of the aggregate outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023. In addition, we are required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the final maturity date. We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules.

In March 2018, we entered into a sales agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell our ordinary shares having an aggregate offering price of up to $50.0 million through Cantor pursuant to an effective universal shelf registration statement. Sales of our ordinary shares, if any, under the agreement with Cantor may be made in sales deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

As of March 31, 2019, we had cash and cash equivalents and short-term investments of $91.3 million.

Cash Flows

Comparison of Three Months Ended March 31, 2018 and 2019

	Three Months Ended March 31,
(in thousands)	2018	2019
Net cash provided by (used in):
Operating activities	$(16,339)	$(20,625)
Investing activities	(160)	(42)
Financing activities	19,059	9,679
Effects of foreign currency translation on cash	112	27
Net increase (decrease) in cash and cash equivalents	$2,672	$(10,961)

Operating Activities

Cash flow used in operating activities increased by $4.3.million from $16.3 million for the three months ended March 31, 2018 to $20.7 million for the three months ended March 31, 2019 primarily due to a $5.9 million increase in net loss, after adjustments for non-cash amounts included in net loss, offset by a decrease in working capital of $1.6 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow used from investing activities decreased by $0.1 million from $0.2 million for the three months ended March 31, 2018 to $0.1 million for the three months ended March 31, 2019 primarily due to a reduction in purchases of plant and equipment and intangible assets.

Financing Activities

Cash flow generated from financing activities decreased by $9.4 million from $19.1 million for the three months ended March 31, 2018 to $9.7 million for the three months ended March 31, 2019 consisting of proceeds, net of commissions, related to our ATM Agreement.

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

We expect that our cash, cash equivalents and short-term investments as of March 31, 2019, proceeds from the sale of ordinary shares under the our ATM Agreement between March 31, 2019 and the date of this filing of $3.5 million, the $1.0 million upfront payment we received in April 2019 pursuant to the terms of the Sunovion License Agreement and research premiums from the Austrian government for our qualified research and development expenditures, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO.

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

•                                          the costs of potentially developing lefamulin and CONTEPO for the treatment of additional indications;

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

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of lefamulin, CONTEPO or any other products that we successfully develop, in-license or acquire, none of which are yet commercially available. In addition, if approved, lefamulin, CONTEPO, or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves

Capital Expenditures

Capital expenditures were $160,000 and $ 42,000 for the three months ended March 31, 2018 and 2019, respectively. We made no significant investments in intangible assets during the three months ended March 31, 2018 and 2019. Currently, there are no material capital projects planned in 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any  off-balance sheet arrangements, as defined under SEC rules.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. Based on our current operating plans, we expect that our cash, cash equivalents and short-term investments as of March 31, 2019, proceeds from the sale of ordinary shares under the our ATM Agreement between March 31, 2019 and the date of this filing of $3.5 million, the $1.0 million upfront payment received in April 2019 pursuant to the terms of the Sunovion License Agreement and research premiums from the Austrian government for our qualified research and development expenditures, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO. The accompanying interim consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

We expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization as well as investing in our supply chain, including building active pharmaceutical ingredient safety stock for the commercial supply of lefamulin and CONTEPO, in an effort to enhance the potential commercial launch of lefamulin and CONTEPO. While we have raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards.  As such, we may not consider the potential for future capital raises in our assessment of our ability to meet our obligations for the next twelve months.

Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for lefamulin, CONTEPO or any other product candidate that we develop, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. We will continue to invest in critical commercialization and supply chain activities prior to potentially receiving marketing approval and making lefamulin and CONTEPO available to patients. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

However, there can be no assurance that we will be successful in acquiring additional capital at level sufficient to fund our operations or on terms favorable to us. As a result, based on the Company’s available cash resources and the minimum cash required under the Loan Agreement raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

On May 8, 2019, a putative class action lawsuit was filed against us and our Chief Executive Officer in the United States District Court for the Southern District of New York, captioned Larry Enriquez v. Nabriva Therapeutics PLC, and Ted Schroeder, No. 19-cv-04183. The complaint purports to be brought on behalf of shareholders who purchased our securities between November 1, 2018 and April 30, 2019. The complaint generally alleges that we and our Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning our submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The case is still in its initial stage and a lead plaintiff has not yet been appointed.

We deny any and all allegations of wrongdoing and intend to vigorously defend against this lawsuit. We are unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us and for which it incurs substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management’s attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow its business, any of which could have a material adverse effect on our business.

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

Since inception, we have incurred significant operating losses. Our net losses were $20.2 million for the three months ended March 31, 2019, $114.8 million for the year ended December 31, 2018 and $74.4 million for the year ended December 31, 2017. As of March 31, 2019, we had an accumulated deficit of $414.2 million. To date, we have financed our operations primarily through the sale of our equity securities, loans, including convertible loans, and research and development support from governmental grants and loans. We have devoted most of our efforts to research and development, including clinical trials. We have not completed development of any drugs. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts and commercialization of lefamulin and CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to continue to invest in critical pre-commercialization activities prior to potentially receiving marketing approval and making lefamulin and CONTEPO available to patients.

We initiated our first Phase 3 global, pivotal clinical trial of lefamulin, which we refer to as Lefamulin Evaluation Against Pneumonia 1, or LEAP 1, in September 2015, and we initiated our second Phase 3 global, pivotal clinical trial of lefamulin, which we refer to as Lefamulin Evaluation Against Pneumonia 2, or LEAP 2, in April 2016. In September 2017, we announced positive topline results for LEAP 1. In May 2018, we announced positive topline results from LEAP 2. LEAP 2 evaluated the safety and efficacy of five days of oral lefamulin compared to seven days of oral moxifloxacin in adult patients with moderate community-acquired bacterial pneumonia, or CABP. We submitted two NDAs for marketing approval of lefamulin for the treatment of CABP in adults in the United States in December 2018. We also submitted a marketing authorization application, or MAA, for lefamulin for the treatment of community-acquired pneumonia, or CAP, in adults in Europe in May 2019. We also continue to characterize the clinical pharmacology of lefamulin. If we obtain marketing approval of lefamulin for CABP or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

In June 2016, the first patient was enrolled by Zavante in its pivotal ZTI-01 Efficacy and Safety Study of CONTEPO, which we refer to as the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. The ZEUS Study was a multicenter, randomized, parallel-group, double-blind Phase 2/3, pivotal clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of seven days of treatment, or up to fourteen days of treatment for patients with concurrent bacteremia, with CONTEPO compared to piperacillin-tazobactam, or PIP-TAZ, in the treatment of hospitalized adults with cUTI or acute pyelonephritis, or AP. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018.  In June 2018, Zavante initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. We anticipate completing enrollment in this study in late 2020. We also intend to continue to characterize the clinical pharmacology of CONTEPO. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

On July 24, 2018, we completed our Acquisition of Zavante. Upfront consideration in connection with the Acquisition was 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that are issuable upon release of the Holdback Shares subject to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us up to $97.5 million in contingent consideration, consisting of the Approval Milestone Payment and the Net Sales Milestone Payment, subject to the terms and conditions of the Merger Agreement. In connection with the Acquisition, we assumed certain payment obligations under the Stock Purchase Agreement and Zavante manufacturing agreements acquired in the Acquisition. See “—Risks Related to Our Acquisition of Zavante—We may fail to realize the anticipated benefits of our Acquisition of Zavante, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.”

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for lefamulin before August 2019, if at all. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. We plan to request a “Type A” meeting with the FDA to discuss its findings but we cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. This will require us to be successful in a range of challenging activities, including:

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

We expect that our cash, cash equivalents and short-term investments as of March 31, 2019, proceeds from the sale of ordinary shares under the our ATM Agreement (as defined below) from March 31, 2019 until the date of this filing of $3.5 million, the $1.0 million upfront payment we received in April 2019 pursuant to the terms of our license agreement with Sunovion Pharmaceutics Canada, Inc. and research premiums from the Austrian government for our qualified research and development expenditures, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO.

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

Our commercial revenues, if any, will be derived from sales of lefamulin, CONTEPO or any other products that we successfully develop, in-license or acquire, none of which we expect to be commercially available before August 2019, if at all. In addition, if approved, lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.

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

On March 16, 2018, we entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50 million from time to time through Cantor Fitzgerald under an “at-the-market” offering program. As of the date of this filing, $12.2 million remained available for sale under the ATM Agreement. If a large number of our ordinary shares is sold in the public market after they become eligible for sale or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

In addition, in connection with the closing of the Acquisition, we issued 7,336,906 of our ordinary shares to former Zavante stockholders as initial upfront consideration. An additional 815,186 of ordinary shares will be issued to former Zavante Stockholders upon release of the Holdback Shares, subject to reduction in respect of certain indemnification and other obligations pursuant to the Merger Agreement. The shares that were issued in connection with the closing of the Acquisition are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. While the Holdback Shares will be restricted as a result of securities laws at the time of issuance, following expiration of applicable holding periods, the Holdback Shares will also be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future,  and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones. The issuance of our ordinary shares to satisfy the milestone payments will cause dilution to our equity holders, and the sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

On December 20, 2018, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., as administrative agent, collateral agent and lender, pursuant to which an aggregate principal amount of up to $75.0 million is available to us. As of March 31, 2019, we have drawn down on the initial term loan advance under the Loan Agreement of $25.0 million.

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

We and our Chief Executive Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.

We and our Chief Executive Officer have been named as defendants in a purported putative class action lawsuit filed on May 8, 2019 that generally alleges that we and our Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning our submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The case is still in its initial stage and a lead plaintiff has not yet been appointed. We and our Chief Executive Officer deny any and all allegations of wrongdoing and intend to vigorously defend against this lawsuit. We are unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.

We have relied on, and expect to continue to rely on, certain government grants and funding from the Austrian government. Should these funds cease to be available, or our eligibility be reduced, or if we are required to repay any of these funds, this could impact our ongoing need for funding and the timeframes within which we currently expect additional funding will be required.

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $4.7 million for the year ended December 31, 2017 and $5.9 million for the year ended December 31, 2016. We have not received any research premium for our qualified 2018 expenditures as of March 31, 2019. As we increase our personnel and expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

In September 2017, we announced positive topline results for LEAP 1. In May 2018, we announced positive topline results from LEAP 2. We submitted two new drug applications, or NDAs, for marketing approval of lefamulin for the treatment of CABP in adults in the United States in December 2018. We also submitted a marketing authorization application, or MAA, for lefamulin for the treatment of CAP in adults in Europe in May 2019. In mid-2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of IV lefamulin in pediatric subjects from birth to 18 years of age.

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. We plan to request a “Type A” meeting with the FDA to discuss its findings but we cannot predict the outcome of any interactions with the FDA that we may have or when CONTEPO will receive marketing approval, if at all.

In June 2018, Zavante initiated a phase 1, non comparative, open label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard of care antibiotic therapy for proven or suspected infection or peri operative prophylaxis. We anticipate completing enrollment in this study in late 2020. We also intend to continue to characterize the clinical pharmacology of CONTEPO.

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

•                                          achieving approval of favorable prescribing information;

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

We have only a very limited sales, marketing, patient access and distribution infrastructure, and as a company we have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either establish an adequate sales, marketing, patient access and distribution organization or outsource these functions to third parties. If lefamulin or CONTEPO receives marketing approval, we plan to commercialize it in the United States with our own targeted hospital sales and marketing organization that we plan to expand beyond its current levels. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin in markets outside the United States. We do not have the right to commercialize CONTEPO in any markets outside the United States.

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

We maintain clinical trial liability insurance that covers bodily injury to patients participating in our clinical trials up to a $10.0 million annual aggregate limit and subject to a per event deductible. This amount of insurance may not be adequate to cover all liabilities that we may incur. . We will need to increase our insurance coverage when and if we begin commercializing lefamulin, CONTEPO, or any other product candidate that receives marketing approval. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

In addition, we have entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to us, on an exclusive basis, the API mixture for CONTEPO in support of our NDA filing and, if CONTEPO is approved, will supply the commercial API Mixture for CONTEPO in the United States. We have also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply us with certain technical documentation and data as required for our NDA filing for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States. We entered into a commercial packaging agreement with AndersonBrecon, Inc. for the commercial packaging and serialization of CONTEPO in addition to a manufacturing and supply agreement with Fisiopharma S.r.l. for the supply, on a minimum commitment basis, of a percentage of our commercial requirements of CONTEPO in bulk drug vials for the United States as well as the supply of bulk drug vials of CONTEPO in connection with the submission of an NDA.

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

Third-party manufacturers may not be able to comply with current good manufacturing practice, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products. Such failure could also result in the delay of our obtaining regulatory approval of our product candidates.

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

If lefamulin and CONTEPO receive marketing approval, we plan to commercialize them in the United States with our own targeted hospital sales and marketing organization. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin. For example, we have entered into a license agreement with Sinovant pursuant to which we granted Sinovant certain rights to manufacture and commercialize lefamulin in the People’s Republic of China, Hong Kong, Macau and Taiwan and with Sunovion pursuant to which we granted Sunovion certain rights to commercialize lefamulin in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for lefamulin for indications other than CABP.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for additional collaborations outside greater China will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Mergers and acquisitions in the pharmaceutical and biotechnology industries may also reduce the number of potential collaborators with whom we could partner. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Our product candidates, including lefamulin and CONTEPO, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of lefamulin, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market lefamulin, CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction and we do not intend to seek approval to market CONTEPO outside the United States.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.  Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has designated each of the IV and oral formulations of lefamulin and CONTEPO as a qualified infectious disease product, or QIDP, and granted fast track designations to each of these formulations of lefamulin and CONTEPO. However, neither the QIDP nor the fast track designation ensures that lefamulin or CONTEPO will receive marketing approval or that approval will be granted within any particular timeframe. We have sought fast track designation for oral and IV lefamulin, as well as CONTEPO. We may, however, not experience a faster development process, review or approval compared to conventional FDA procedures.  In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidate.

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. We were notified by the FDA that the IV and oral formulations of lefamulin were granted priority review and have been given a Prescription Drug User Fee Act, or PDUFA, target action date of August 19, 2019. Because the FDA designated each of the IV and oral formulations of lefamulin as a QIDP, lefamulin also will receive priority review. We may also request priority review for other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

Designation of each of lefamulin and CONTEPO as a Qualified Infectious Disease Product does not assure FDA approval of these product candidates.

A QIDP is an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted an additional period of five years of regulatory exclusivity. Even though we have received QIDP designation for the IV and oral formulations of lefamulin and IV formulation of CONTEPO, there is no assurance that these product candidates will be approved by the FDA.

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

Congress has repeatedly tried to repeal, replace and amend the ACA in recent years. With enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate” for the ACA. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA.

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

In addition, the Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

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

Upfront consideration for the Acquisition was comprised of 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that are issuable upon release of the Holdback Shares subject to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us, subject to the terms and conditions of the Merger Agreement, up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a new drug application from the U.S. Food and Drug Administration, or the FDA, for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified net sales milestones, or the Net Sales Milestone Payments, with the first commercial milestone becoming payable when CONTEPO exceeds $125.0 million in net sales in a calendar year. At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares. We also now have the right to settle the Net Sales Milestone Payments in ordinary shares, except as otherwise provided in the Merger Agreement. The issuance of our ordinary shares in connection with the closing of the Acquisition was dilutive to our existing shareholders, and the future issuance of our ordinary shares to satisfy our milestone payment obligations would be further dilutive to our then existing shareholders.

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

In addition, we expect to incur expenses related to the continued development, regulatory approval process and commercialization with respect to CONTEPO. Zavante has entered into a manufacturing and supply agreement with Fisiopharma, S.r.l. pursuant to which Zavante has an obligation to purchase a minimum percentage of its commercial requirements of CONTEPO in the United States. Zavante has also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply Zavante with certain technical documentation and data as required for submission of an NDA, or ANDA for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States, and which provides for payments to Laboratorios ERN, S.A. of a one-time cash payment upon the first commercial sale of CONTEPO and subsequent quarterly payments thereafter based on the number of vials of CONTEPO sold in the United States during each quarter. Zavante has also entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to Zavante, on an exclusive basis, a blend of fosfomycin disodium and succinic acid, or API Mixture, for CONTEPO and, if CONTEPO is approved, will supply the commercial API Mixture for CONTEPO in the United State.

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

We are highly dependent on the principal members of our management and commercial teams. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The unplanned loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.

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

We expect to expand the number of our employees and the scope of our operations in certain areas, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of regulatory affairs, technical operations, supply chain, medical affairs and, subject to obtaining marketing approval of lefamulin and CONTEPO, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our growth in connection with the Acquisition, including expansion of our business operations in connection with the Acquisition, has imposed added responsibilities on members of our management, including the need to recruit, hire, retain, motivate and integrate additional employees and business operations.

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

•                                          general economic, industry and market conditions; and

•                                          the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize lefamulin, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer have been named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. See “—Risks Related to Our Financial Position and Need for Additional Capital— We and our Chief Executive Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.”.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence most matters submitted to shareholders for approval.

Our executive officers and directors, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding ordinary shares as of March 31, 2019 in the aggregate, beneficially owned approximately 38.4% of our share capital, assuming the issuance of all Holdback Shares under the Merger Agreement. As a result, if these shareholders were to choose to act together, they would be able to significantly influence most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and could, depending on the structure of the particular transaction, significantly influence the approval of a merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 71,335,980 ordinary shares outstanding as of March 31, 2019. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of March 31, 2019, an aggregate of 2,537,667 options to purchase our ordinary shares had vested and become exercisable. No restricted stock units have vested as of March 31, 2019.

In addition, in March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we may offer and sell our ordinary shares having an aggregate offering price of up to $50.0 million through Cantor. As of March 31, 2019, we had issued and sold an aggregate of 9,094,917 ordinary shares under the ATM Agreement. From April 1, 2019 through the date of this filing , we issued and sold an aggregate of 1,221,273 ordinary shares under the ATM Agreement.

If a large number of our ordinary shares are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ordinary shares and impede our ability to raise future capital.

Upfront consideration for the Acquisition was comprised of 8,152,092 of our ordinary shares, including 815,186 ordinary shares that are issuable upon release of the Holdback Shares subject to the terms of the Merger Agreement. The shares that were issued in connection with the closing of the Acquisition are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. While the Holdback Shares will be restricted as a result of securities laws at the time of issuance, following expiration of applicable holding periods, the Holdback Shares will also be able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones.

The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We are an “emerging growth company”, and the reduced disclosure requirements applicable to emerging growth companies may make our ordinary shares less attractive to investors.

We are an “emerging growth company”, as that term is used in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2020 or such earlier time that we are no longer an emerging growth company. For so long as we remain an emerging growth company, we are permitted and may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

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

We may choose to take advantage of some, but not all, of the available exemptions. We may take advantage of these provisions until December 31, 2020 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earlier to occur of: the last day of the fiscal year in which we have more than $1 billion (as may be inflation-adjusted by the SEC from time-to-time) in annual revenues; the date we qualify as a “large accelerated filer,” with more than $700 million in market value of our share capital held by non-affiliates; or the issuance by us of more than $1 billion of non-convertible debt over a three-year period.

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

We have not paid any dividends on our ordinary shares since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support continuing dividends. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.” In addition, the terms of the Loan Agreement with Hercules currently, and the terms of any future debt agreements may in the future, preclude us from paying dividends. Payment of future dividends to security holders will be at the discretion of our board, after taking into account various factors including our business prospects, cash requirements, financial performance, debt covenant limitations and new product development. As a result, capital appreciation, if any, of our ordinary shares will be the sole source of gain for holders of our ordinary shares for the foreseeable future.

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

In addition, our articles of association authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our ordinary shares respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our ordinary shares. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the ordinary shares. Additionally, we may issue and sell our ordinary shares under our ATM Agreement from time to time, and we may issue additional ordinary shares as contingent consideration upon the achievement of certain regulatory and commercialization milestones, subject to the terms and conditions of the Merger Agreement. See “—Risks Related to Ownership of our Ordinary Shares—Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline significantly, even if our business is doing well.”.

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

Certain separate concert parties will also be presumed to be acting in concert. Our board of directors and their relevant family members, related trusts and “controlled companies” are presumed to be acting in concert with any corporate shareholder who holds 20% or more of the company. The application of these presumptions may result in restrictions upon the ability of any of the concert parties and members of our board of directors to acquire more of our securities, including under the terms of any executive incentive arrangements. We may consult with the Irish Takeover Panel with respect to the application of this presumption and the restrictions on the ability to acquire further securities if necessary, although we are unable to provide any assurance as to whether the Irish Takeover Panel would overrule this presumption.

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

The Tax Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and modifying or repealing many business deductions and credits.

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

United States shareholders must also include in their gross income for U.S. federal income tax purposes their pro rata share of a CFC’s “global intangible low tax income”, or GILTI.” In general terms, GILTI is the net income of the CFCs (other than income already included in United States shareholders’ taxable income) that exceeds 10% of the CFCs’ bases in depreciable tangible assets. GILTI is treated in a manner similar to subpart F income.

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

We may be classified as a passive foreign investment company for our tax year ending December 31, 2019, which may result in adverse U.S. federal income tax consequence to U.S. holders.

Based on our estimated gross income and average value of our gross assets and the nature of our business, we do not believe that we were a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for any tax years from our initial public offering through the year ended December 31, 2018. A corporation organized outside the United States generally will be classified as a PFIC for U.S. federal income tax purposes (1) in any taxable year in which at least 75% of its gross income is passive income or on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income and (2) as to a given holder who was a holder in such year and regardless of such corporation’s income or asset composition, in any subsequent taxable year, unless certain elections are made by that holder that can discontinue that classification as to that holder, at the risk of imposing substantial tax costs to that holder. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions. Our status in any taxable year will depend on our assets and activities in each year, and because this is a factual determination made annually after the end of each taxable year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any future taxable year. The gross value of our assets may be determined in part by reference to the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies have been especially volatile. If we were to be treated as a PFIC for the tax year ending December 31, 2019, or any past or future taxable year during which a U.S. holder held our ordinary shares, certain adverse U.S. federal income tax consequences could apply to the U.S. holder. We currently intend to make available the information necessary to permit a U.S. holder to make a valid QEF election, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. holder of ordinary shares if it is determined that we are a PFIC for a given taxable year. However, we may choose not to provide such information at a future date.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended March 31, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

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

101

The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and March 31, 2019, (ii) Consolidated Statements of Operations for the three months ended March 31, 2018 and 2019, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2019, (iiii) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2018 and 2019and (v) Notes to Unaudited Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: May 10, 2019
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer (Principal Financial and Accounting Officer)