Form 10-Q
period 2019-06-30
Nabriva Therapeutics plc
filed 2019-08-08
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-37558

Nabriva Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25-28 North Wall Quay
IFSC, Dublin 1, Ireland	Not applicable
(Address of principal executive offices)	(Zip Code)

+353 1 649 2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	NBRV	The Nasdaq Global Market

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes  ☐ No ☒

As of July 30, 2019, the registrant had 73,361,410 ordinary shares outstanding.

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

•                              our ability to establish and maintain collaborations in the U.S. or outside the U.S.;

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

(in thousands, except share data)	As of December 31, 2018	As of June 30, 2019

Assets
Current assets:
Cash and cash equivalents	$102,003	$58,666
Short-term investments	225	15,253
Other receivables	3,871	4,766
Contract asset	1,500	—
Prepaid expenses	1,154	1,403
Total current assets	108,753	80,088
Property, plant and equipment, net	1,139	2,761
Intangible assets, net	98	86
Long-term receivables	428	710
Total assets	$110,418	$83,645

Liabilities and equity
Current liabilities:
Accounts payable	$3,304	$2,914
Accrued expense and other current liabilities	14,502	11,202
Total current liabilities	17,806	14,116
Non-current liabilities
Long-term debt	23,718	24,306
Other non-current liabilities	264	1,818
Total non-current liabilities	23,982	26,124
Total liabilities	41,788	40,240
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at June 30, 2019; 67,019,094 and 72,906,293 issued and outstanding at December 31, 2018 and June 30, 2019, respectively	670	729
Preferred shares, par value $0.01, 100,000,000 shares authorized at June 30, 2019; None issued and outstanding	—	—
Additional paid in capital	461,911	478,551
Accumulated other comprehensive income	27	27
Accumulated deficit	(393,978)	(435,902)
Total stockholders’ equity	68,630	43,405
Total liabilities and stockholders’ equity	$110,418	$83,645

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2018	2019	2018	2019
Revenues:
Collaboration revenue	$—	$—	$6,500	$1,000
Research premium and grant revenue	847	525	1,898	1,228
Total revenue	847	525	8,398	2,228
Operating expenses:
Research and development	(9,717)	(8,074)	(19,996)	(15,612)
General and administrative	(8,837)	(13,427)	(18,973)	(26,836)
Total operating expenses	(18,554)	(21,501)	(38,969)	(42,448)
Loss from operations	(17,707)	(20,976)	(30,571)	(40,220)
Other income (expense):
Other income (expense), net	(141)	56	(118)	126
Interest income	19	72	28	82
Interest expense	(7)	(904)	(11)	(1,803)
Loss before income taxes	(17,836)	(21,752)	(30,672)	(41,815)
Income tax benefit (expense)	48	45	(458)	(109)
Net loss	$(17,788)	$(21,707)	$(31,130)	$(41,924)

Loss per share
Basic and Diluted ($ per share)	$(0.44)	$(0.30)	$(0.80)	$(0.59)

Weighted average number of shares:
Basic and Diluted	40,515,920	72,526,441	38,723,718	70,624,583

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Ordinary Shares			Accumulated
	Number		Additional	other		Total
	of		paid in	comprehensive	Accumulated	Stockholders’
(in thousands)	shares	Amount	capital	income	deficit	Equity
January 1, 2018	36,708	367	$360,872	$27	$(279,198)	$82,068
Issuance of common stock	3,526	35	19,353	—	—	19,388
Equity transaction costs	—	—	(916)	—	—	(916)
Stock-based compensation expense	—	—	1,244	—	—	1,244
Net loss	—	—	—	—	(13,342)	(13,342)
March 31, 2018	40,234	402	380,553	27	(292,540)	88,442
Issuance of common stock	725	8	3,389	—	—	3,397
Equity transaction costs	—	—	(152)	—	—	(152)
Stock-based compensation expense	—	—	767	—	—	767
Net loss	—	—	—	—	(17,786)	(17,786)
June 30, 2018	40,959	$410	$384,557	$27	$(310,326)	$74,668

	Ordinary Shares			Accumulated
	Number		Additional	other		Total
	of		paid in	comprehensive	Accumulated	Stockholders’
(in thousands)	shares	Amount	capital	income	deficit	Equity
January 1, 2019	67,019	$670	$461,911	$27	$(393,978)	$68,630
Issuance of common stock	4,317	43	10,014	—	—	10,057
Equity transaction costs	—	—	(270)	—	—	(270)
Stock-based compensation expense	—	—	1,907	—	—	1,907
Net loss	—	—	—	—	(20,217)	(20,217)
March 31, 2019	71,336	713	473,562	27	(414,195)	60,107
Issuance of common stock	1,570	16	3,691	—	—	3,707
Equity transaction costs	—	—	(523)	—	—	(523)
Stock-based compensation expense	—	—	1,821	—	—	1,821
Net loss	—	—	—	—	(21,707)	(21,707)
June 30, 2019	72,906	$729	$478,551	$27	$(435,902)	$43,405

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2019
Cash flows from operating activities
Net loss	$(31,130)	$(41,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expense, net	91	(3)
Non-cash interest income	(50)	28
Non-cash interest expense	—	371
Depreciation and amortization expense	262	245
Amortization of right-of-use assets	—	211
Stock-based compensation	2,011	3,728
Other, net	(5)	(20)
Changes in operating assets and liabilities:
Changes in long-term receivables	(3)	(282)
Changes in other receivables and prepaid expenses	(2,510)	392
Changes in accounts payable	(2,241)	(346)
Changes in accrued expenses and other liabilities	(142)	(4,106)
Changes in other non-current liabilities	33	(52)
Changes in income tax liabilities	324	10
Net cash used in operating activities	(33,360)	(41,748)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(168)	(57)
Purchases of available-for-sale securities	—	(15,000)
Purchases of term deposits	(115)	—
Net cash used in investing activities	(283)	(15,057)
Cash flows from financing activities
Proceeds from at the market facility	22,784	13,592
Proceeds from long-term debt	410	80
Proceeds from employee share purchase plan	—	170
Equity transaction costs	(976)	(414)
Net cash provided by financing activities	22,218	13,428

Effects of foreign currency translation on cash and cash equivalents	(91)	40
Net decrease in cash and cash equivalents	(11,516)	(43,337)
Cash and cash equivalents at beginning of period	86,769	102,003
Cash and cash equivalents at end of period	$75,253	$58,666

Supplemental disclosure of cash flow information
Interest paid	—	1,109
Equity transaction costs incurred in prior periods and paid in current period	28	18
Equity transaction costs included in accounts payable and accrued expenses	119	498

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except per share data)

1.                                      Organization and Business Activities

Nabriva Therapeutics plc (“Nabriva Ireland”), together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH (“Nabriva Austria”), Nabriva Therapeutics US, Inc., and Nabriva Therapeutics Ireland DAC, (collectively, “Nabriva”, or the “Company”) is a biopharmaceutical company engaged in the development of novel anti-infective agents to treat serious infections. On July 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Zavante Therapeutics Inc., (“Zavante”) a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection). The Company has two product candidates that have been submitted to the U.S. Food and Drug Administration (the “FDA”) for approval: lefamulin, potentially the first pleuromutilin antibiotic available for systemic administration in humans, and CONTEPO, a potentially first-in-class epoxide antibiotic for intravenous (“IV”) administration in the United States. The Company is developing both IV and oral formulations of lefamulin for the treatment of community-acquired bacterial pneumonia (“CABP”). The Company is developing CONTEPO IV for complicated urinary tract infections (“cUTI”) and may potentially develop lefamulin and CONTEPO for additional indications. The Company does not expect to obtain marketing approval for lefamulin before mid-August 2019, if at all. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with the Company’s new drug application (“NDA”) for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019.  The Company cannot predict the final outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.

Throughout these notes to the consolidated financial statements, unless the context requires otherwise, all references to “Nabriva,” “the Company,” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations. To date, it has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and loans. As of June 30, 2019, the Company had cash, cash equivalents and short-term investments of $73.9 million.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

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

The Company expects that its existing cash, cash equivalents and short-term investments as of June 30, 2019, proceeds from the sale of ordinary shares under the new Open Market Sales AgreementSM between the Company and Jefferies LLC (“Jefferies”), described below from June 30, 2019 until the date of this filing of $1.6 million, and anticipated research premiums from the Austrian government for its qualified research and development expenditures, will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. The interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor ATM Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which, from time to time, the Company could previously offer and sell its ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. The Company terminated the Cantor ATM Agreement effective as of June 24, 2019. The Company did not incur any termination penalties as a result of the termination of the Cantor ATM Agreement. As of the effective date of the termination of the Cantor ATM Agreement, the Company had sold and issued an aggregate of 10,316,190 of its ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds to the Company of $36.9 million, after deducting commissions and offering expenses payable by the Company. The $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination.  During the second quarter of 2019, under the Cantor ATM Agreement, the Company issued and sold an aggregate of 1,221,273 ordinary shares and received gross proceeds of $3.5 million and net proceeds of $3.4 million.

On June 25, 2019, the Company entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies,  pursuant to which, from time to time, the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies  by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.  The Company also filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under the Company’s shelf Registration Statement on Form S-3 (File No. 333-219567), which became effective on August 10, 2017.

From June 25, 2019 through the date of this filing, the Company issued and sold an aggregate of 688,732 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $1.6 million and net proceeds of $1.6 million, after deducting commissions to Jefferies and other offering expenses.

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

On June, 19 2019 the Company submitted a Type A Meeting Request and Briefing Document to the FDA to discuss the CRL dated April 30, 2019 for the NDA seeking marketing approval of CONTEPO™ (“fosfomycin”) for injection for the treatment of complicated urinary tract infections (“cUTI”), including acute pyelonephritis. The Type A meeting occurred in July 2019. The Company will receive the FDA’s minutes from the Type A meeting, within thirty days of the meeting date.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva’s contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO.

On June 24, 2019, the Company announced that the European Medicines Agency (“EMA”) has determined that the Company’s Marketing Authorization Application (“MAA”) for the IV and oral formulations of lefamulin is valid. Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process and an opinion of the EMA Committee for Medicinal Products for Human Use (“CHMP”) is anticipated in the next 12 to 15 months.

The EMA’s review of the application will follow the centralized marketing authorization procedure. If approved by the EMA, lefamulin will receive marketing authorization in all 28 member states of the European Union (“EU”), as well as in Norway, Liechtenstein and Iceland. If approved, Nabriva intends to work with a commercial partner to make lefamulin available to patients in the EU.

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

The accompanying consolidated financial information as of June 30, 2019 and for the three and six months ended June 30, 2018 and 2019 is unaudited. The December 31, 2018 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2019 and for the three and six months ended June 30, 2018 and 2019. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2018 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2019.

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on the Company’s consolidated balance sheet as of June 30, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease term as of January 1, 2019.  Since none of the Company’s lease agreements provide an implicit rate, the Company estimated an incremental borrowing rate based on the information available at January 1, 2019 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Short-term investments:
Available-for-sale securities	$—	$50	$—	$50
Term deposits	175	—	—	175
Total Assets	$175	$50	$—	$225

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Short-term investments:
Available-for-sale securities	$—	$15,078	$—	$15,078
Term deposits	175	—	—	175
Total Assets	$175	$15,078	$—	$15,253

As of June 30, 2019 and December 31, 2018, the Company held short-term investments classified as both Level 1 and Level 2, and the Company did not hold any Level 3 financial instruments measured at fair value. There were no transfers between Level 1 and 2 in the three or six months ended June 30, 2019 or the year ended December 31, 2018. There were no changes in valuation techniques during the three and six months ended June 30, 2019.

As of June 30, 2019 and December 31, 2018, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

4.                                      Accrued Expenses and Other Liabilities

(in thousands)	As of December 31, 2018	As of June 30, 2019
Research and development related costs	$5,032	$2,120
Payroll and related costs	7,427	6,250
Accounting, tax and audit services	398	465
Other	1,645	2,367
Total other current liabilities	$14,502	$11,202

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

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted the Lender a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; and add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. Under the terms of the Loan Agreement, the Company and its subsidiaries are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to the Lender.

The Loan Agreement also grants Lender or its nominee an option to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in any private financing upon the same terms and conditions afforded to such other investors for as long as there are amounts outstanding under the Loan Agreement.

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to the Lender, were recorded as debt issuance cost and will be amortized as interest expense using the effective interest method over the term of the loan. The End of Term Fee will also be accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2018 and June 30, 2019 consisted of the following:

	As of December 31	As of June 30
(in thousands)	2018	2019
Term loan payable	$25,000	$25,000
End of term fee	—	207
Unamortized debt issuance costs	(1,990)	(1,695)
Carrying value of term loan	23,010	23,512
Other long-term debt	708	794
Total long-term debt	$23,718	$24,306

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

Maturities of long-term debt as of June 30, 2019 were as follows:

(in thousands)
2019	$—
2020	3,656
2021	8,678
2022	8,704
2023	4,756

6.                                      Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2019	2018	2019
Collaboration revenues	$—	$—	$6,500	$1,000
Research premium	709	351	1,479	744
Government grants	138	174	419	484
Total	$847	$525	$8,398	$2,228

The collaboration revenue for the six months ended June 30, 2018 reflects the amounts recorded from the Sinovant License Agreement (see Note 11) and includes the $5.0 million non-refundable upfront payment received as consideration for entering into the license agreement with Sinovant as well as $1.5 million of variable consideration related a future milestone payment that the Company received in the first quarter of 2019. The $1.0 million of collaboration revenue for the six months ended June 30, 2019 reflects the upfront payment under the Sunovion License Agreement received in April 2019 (see Note 12). The remainder of the revenue in the three and six months ended June 30, 2018 and 2019 reflects governmental research premiums, non-refundable government grants and the benefit of government loans at below-market interest rates.

7 .                                   Share-Based Payments

Stock Option Plan 2015

On April 2, 2015, the shareholders, management board and supervisory board of the Company’s predecessor, Nabriva Therapeutics AG (“Nabriva Austria”) adopted the Stock Option Plan 2015 (the “SOP 2015”) and the shareholders approved an amended and restated version of the SOP 2015 on June 30, 2015. An amendment to the amended and restated SOP 2015 was approved by the shareholders on July 22, 2015. The SOP 2015 became effective on July 3, 2015 upon the registration with the commercial register in Austria of the conditional capital increase approved by the shareholders on June 30, 2015. The SOP 2015 initially provided for the grant of options for up to 95,000 Nabriva Austria common shares to the Company’s employees, including members of the management board, and to members of the supervisory board. Following the closing of the initial public offering of the Company, the overall number of options increased to 177,499 Nabriva Austria common shares. Following approval by the Company’s shareholders at its 2016 annual general meeting, the number of shares available for issuance under the SOP 2015 was increased to 346,235 Nabriva Austria common shares. In connection with the series of transactions pursuant to which the Company became the successor to Nabriva Austria and redomiciled to Ireland, which the Company refers to as the Redomiciliation Transaction, the SOP 2015 was amended to take account of certain requirements under Irish law and assumed by the Company, with each option to acquire one Nabriva Austria common share becoming an option to acquire ten of the Company’s ordinary shares on the same terms and conditions.

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

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

The following table summarizes information regarding our stock option awards under the SOP 2015 for the six months ended June 30, 2019:

Stock Option Plan 2015	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2019	2,842,913	8.34	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(52,349)	9.63	—
Outstanding as of June 30, 2019	2,790,564	8.32	$—
Vested and exercisable as of June 30, 2019	2,117,189	8.13	$—

Stock-based compensation expense under the SOP 2015 was $0.7 million and $1.6 million for the three and six months ended June 30, 2019, respectively, and $0.4 million and $1.3 million for the three and six months ended June 30, 2018, respectively.

The weighted average remaining contractual life of the options as of June 30, 2019 is 6.9 years.

As of June 30, 2019, there was $3.5 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 1.7 years.

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

At June 30, 2019, 7,116,727 ordinary shares were available for issuance under the 2017 Plan.

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

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

The following table summarizes information regarding our stock option awards under the 2017 Plan for the six months ended June 30, 2019:

2017 Plan	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2019	2,398,425	5.41	—
Granted	2,218,300	1.91	—
Exercised	—	—	—
Forfeited	(98,650)	4.14	—
Outstanding as of June 30, 2019	4,518,075	3.72	$1,245
Vested and exercisable as of June 30, 2019	817,682	6.03	—

Stock-based compensation expense under the 2017 Plan was $0.8 million and $1.3 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.7 million for the three and six months ended June 30, 2018. The weighted average fair value of the options granted during the six months ended June 30, 2019 was $1.12 per share. The options granted in the six months ended June 30, 2019 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	61.4% – 61.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.34% - 2.58%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

The weighted average remaining contractual life of the options as of June 30, 2019 is 9.1 years.

As of June 30, 2019, there was $6.7 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 3.8 years.

Restricted Stock Units

During the six months ended June 30, 2019, the Company granted 479,000 RSUs with a grant date fair value of $1.90 per share, which was the closing price of the Company’s shares on the grant date. These RSUs vest over a period of four years with 25% vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. As of June 30, 2019, there were 479,000 of such RSUs outstanding. For the three and six months ended June 30, 2019, $57 thousand and $95 thousand, respectively, of stock-based compensation expense was recognized for these RSUs.

The Company has granted a total of 371,550 RSUs, with a grant date fair value of $6.13 per share, with vesting subject to FDA approval of the new drug application (“NDA”) for lefamulin. Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. If the FDA does not approve an NDA for lefamulin within two years of the grant date, the RSU award will terminate in full. No compensation expense was recognized for these RSUs as vesting is not probable for the three and six months ended June 30, 2019. As of June 30, 2019, there were 346,450 of such RSUs outstanding.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

The Company has granted a total of 35,600 RSUs, with a grant date fair value of $2.56 per share, with vesting subject to FDA approval of the NDAs for lefamulin and CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on FDA approval of CONTEPO. If the FDA does not approve an NDA for either lefamulin or CONTEPO by January 31, 2020, the RSU award will terminate in full. No compensation expense was recognized for these RSUs as vesting was not probable for the three and six months ended June 30, 2019. As of June 30, 2019, all of such RSUs were outstanding.

The Company has also granted a total of 834,300 RSUs to certain employees with a grant date fair value of $2.16 per share. These RSUs vest in three six-month increments beginning in May 2019 and ending in May 2020. As of June 30, 2019, a total of 256,709 RSUs have vested and were issued and there were 513,591 of such RSUs outstanding. For the three and six months ended June 30, 2019, $0.3 million and $0.5 million, respectively, of compensation expense was recognized for these RSUs.

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

At June 30, 2019, 2,000,000 ordinary shares were available for issuance under the 2019 Inducement Plan.

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

The following table summarizes information regarding our stock option awards under the 2019 Inducement Plan for the six months ended June 30, 2019:

2019 Inducement Plan	Options	Weighted average exercise price in $ per share	Aggregate intrinsic value
Outstanding as of January 1, 2019	—	—
Granted	205,150	2.75
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2019	205,150	2.75	$5
Vested and exercisable as of June 30, 2019	—	—	—

Stock-based compensation expense under the 2019 Inducement Plan was $14 thousand for both the three and six months ended June 30, 2019. The weighted average fair value of the options granted during the six months ended June 30, 2019 was $1.87 per share. The options granted in the six months ended June 30, 2019 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	61.6% – 62.9%
Expected term of options (in years)	6.1
Risk-free interest rate	1.98% – 2.34%
Dividend yield	—

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

The weighted average remaining contractual life of the options as of June 30, 2019 is 9.8 years.

As of June 30, 2019, there was $0.3 million of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 3.8 years.

Inducement Awards Outside of the 2019 Inducement Plan

In July 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based RSUs to the Company’s newly appointed Chief Executive Officer (the “CEO”). These equity awards, granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based RSUs are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the performance-based RSUs will terminate in full.

Stock-based compensation expense for the inducement awards granted outside of the 2019 Inducement Plan was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions.

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

The weighted average remaining contractual life of the options as of June 30, 2019 is 9.1 years.

Our stock-based compensation expense has been allocated to research and development and general and administrative expenses in the consolidated statements of operations as follows:

	Six Months Ended June 30,
(in thousands)	2018	2019
Research and development	$918	$731
General and administrative	1,093	2,997
Total	$2,011	$3,728

Employee Share Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s shareholders approved, the 2018 employee share purchase plan (the “2018 ESPP”). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the “ESPP Share Pool”), subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 0.75% of the total number of shares of ordinary shares outstanding as of December 31, 2018. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the then current market price of the Company’s ordinary shares during certain offering periods, which will be six -month periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year. Under the Company’s first 2018 ESPP offering which commenced on November 1, 2018, a total of 92,331 ordinary shares were purchased by eligible employees. Compensation expense recognized for the first ESPP offering was $0.1 million for the three and six months ended June 30, 2019,

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

8.                                      Income tax benefit (expense)

In accordance with the FASB Accounting Standard Codification (ASC) Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740) at the end of each interim period, the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the three months ended June 30, 2018 and 2019, the Company recorded a tax benefit of $48 thousand and $45 thousand, respectively. For the six months ended June 30, 2018 and 2019, the Company recorded a tax expense of $0.5 million and $0.1 million, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets.  On the basis of this evaluation, as of June 30, 2019 and December 31, 2018, the Company has recorded a valuation allowance of $106.1 million and $100.8 million, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for growth.

9.                                      Earnings (Loss) per Share

Basic and diluted loss per share

For the three and six months ended June 30, 2018 and 2019, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.  Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive and thus not included in the calculation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2018	2019	2018	2019
Net loss for the period	$(17,788)	$(21,707)	$(31,130)	$(41,924)
Weighted average number of shares outstanding	40,515,920	72,526,441	38,723,718	70,624,583
Basic and diluted loss per share	$(0.44)	$(0.30)	$(0.80)	$(0.59)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2019	2018	2019
Stock option awards	4,896,520	8,363,789	4,896,500	8,363,789
Restricted stock units	328,300	1,524,642	328,300	1,524,642

10.                               Acquisition of Zavante

On July 24, 2018, the Company acquired Zavante. The acquisition was completed on July 24, 2018 (the “Closing”). In connection with the Closing, the Company issued 7,336,906 Company ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that were issued upon release of the Holdback Shares in July 2019 (as defined below) constituted approximately 19.9% of the Company ordinary shares outstanding as of immediately prior to the Closing (the “Upfront Shares”).

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

Pursuant to the terms of the Merger Agreement, 10% of the Upfront Shares (the “Holdback Shares”) served as a source for the satisfaction of indemnification and other obligations of the former Zavante stockholders. No indemnification or other obligations arose and the Holdback Shares were issued to the former Zavante stockholders following the first anniversary of the Closing on July 25, 2019.

Former Zavante stockholders who do not comply with specified procedural requirements set forth in the Merger Agreement, and former holders of Zavante options and warrants, will receive cash in lieu of any Company ordinary shares that otherwise would be issuable to them pursuant to the Merger Agreement. As of June 30, 2019, the Company did not distribute any cash in lieu of ordinary shares to former Zavante stockholders. Also, the Company anticipates that cash distributions, if any, will not be material.

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

The Company expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. The Company recorded an in-process research and development expense of $32.0 million in 2018 which represents $26.9 million for the fair value of the Upfront Shares, $4.9 million of transaction costs and $0.2 million of net liabilities assumed.

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

Under the Sinovant License Agreement, Sinovant and the Company’s subsidiaries have established a joint development committee (the “JDC”), to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application (“CTA”), by Sinovant to the Chinese Food and Drug Administration. This payment was received in the first quarter of 2019. The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, the Company will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

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

12.                               Sunovion License Agreement

In March 2019, the Company entered into a license and commercialization agreement (the “Sunovion License Agreement”), with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing lefamulin in the forms clinically developed by the Company or any of its affiliates (“Licensed Products”) in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC will establish a joint development committee, or the JDC, to review and oversee regulatory approval and commercialization plans in the Territory. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory.

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

The lease agreement in San Diego, California expired on June 30, 2019 and was not renewed by the Company. In May 2019, the Company entered into a month-to-month sublease agreement for office space for two employees in San Diego, California.

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

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements (continued)

(in thousands, except per share data)

In March 2019, the Company entered into lease agreement for office space in Dublin, Ireland which expires on April 30, 2021. The agreement can be automatically renewed by both parties equal to the current lease term but for no less than three months. The agreement provides for a monthly based fixed amount of 7,000 euros beginning on the commencement date which was in May 2019. Upon the commencement date of the lease, the Company recognized a ROU asset and lease liability of approximately $0.2 million.

In addition to the monthly base amounts under the lease agreements, the Company is required to pay its proportionate share of real estate taxes and operating expenses during the lease terms for the King of Prussia lease.

For the three and six months ended June 30, 2019, the Company’s operating lease expense was $0.4 million and $0.7 million, respectively, which included short term lease expense of $0.2 million and $0.5 million, respectively.

As of June 30, 2019, the lease term of the King of Prussia operating leases was 4.5 years and the discount rate was 9.8%.

As of June 30, 2019, other information related to the operating leases were as follows:

Operating Cash Flow Supplemental Information:

(in thousands)	June 30, 2019
Cash paid for amounts included in the measurement of the operating lease liabilities	$264
Right-of-use assets obtained in exchange for operating lease obligations	$2,021

The following table sets forth by year the required future payments of operating lease liabilities:

(in thousands)	June 30, 2019
Remainder of 2019	$251
2020	507
2021	515
2022	522
2023	533
Total lease payments	2,328
Less imputed interest	(456)
Present value of operating lease liabilities	1,872

The following table sets forth by year the minimum expected lease payments under non-cancelable operating leases as of December 31, 2018:

(in thousands)	December 31, 2018
2019	$515
2020	507
2021	515
Total lease payments	$1,537

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

On May 22, 2019, a second putative class action lawsuit was filed against us and our Chief Executive Officer in the United States District Court for the Southern District of New York, captioned Anthony Manna v. Nabriva Therapeutics PLC, and Ted Schroeder, No. 19-cv-04713. The complaint purports to be brought on behalf of shareholders who purchased our securities between November 1, 2018 and April 30, 2019.  The allegations made in the Manna complaint are similar to those made in the Enriquez complaint, and the Manna complaint seeks similar relief. On May 24, 2019, these two lawsuits were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 22, 2019.

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

Other Commitments and Contingencies

The Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the six months ended June 30, 2019, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, relating to contract research organizations and contract manufacturing organizations.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

14.                               Subsequent Events

The Company evaluated all events or transactions that occurred subsequent to June 30, 2019 through the date the unaudited consolidated financial statements were issued and have not identified any such events material to an understanding of the unaudited consolidated financial statements.

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

Overview

We are a biopharmaceutical company engaged in the development of novel anti-infective agents to treat serious infections. We have two product candidates that have been submitted to the U.S. Food and Drug Administration, or the FDA, for approval: lefamulin, potentially the first pleuromutilin antibiotic available for oral and intravenous, or IV, administration in humans, for the treatment of community-acquired bacterial pneumonia, or CABP and CONTEPO, a potentially first-in-class epoxide antibiotic for intravenous use in the United States for complicated urinary tract infections, or cUTI. We may potentially develop lefamulin and CONTEPO for additional indications. Both lefamulin formulations and CONTEPO were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the FDA, enabling Priority Review of the New Drug Applications, or the NDAs by the FDA.  We intend to market both products, if approved, in the United States with focused commercial and medical affairs groups.

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

We submitted two NDAs to the FDA for the oral and IV formulations of lefamulin for the treatment of CABP in December 2018. The FDA has granted us a Prescription Drug User Fee Act, or PDUFA, target action date of August 19, 2019 for lefamulin. We also submitted a marketing authorization application for lefamulin for the treatment of community-acquired pneumonia in adults in Europe in May 2019. On June 24, 2019, we announced that the EMA determined that our MAA for lefamulin is valid. Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process and an opinion of the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the next 12 to 15 months. The two NDAs for lefamulin are supported by two pivotal, Phase 3 clinical trials (known as LEAP 1 and LEAP 2) that evaluated the safety and efficacy of IV and oral lefamulin compared to moxifloxacin in the treatment of adults with CABP, including the option to switch from IV to oral administration and a short course oral treatment with lefamulin. In both LEAP 1 and LEAP 2, lefamulin was demonstrated to be non-inferior to moxifloxacin, and met both the FDA and European Medicines Agency, or EMA, primary and secondary efficacy endpoints for the treatment of CABP. Lefamulin was also shown to be generally well-tolerated when administered either orally or intravenously.

On July 24, 2018, we completed the acquisition of Zavante Therapeutics, Inc., or Zavante, a privately-held late clinical-stage biopharmaceutical company focused on developing novel therapies to improve the outcomes of hospitalized patients. Zavante’s lead product candidate is CONTEPO™, fosfomycin for injection, previously referred to as ZTI-01 and ZOLYD.

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

We submitted an NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non-inferiority to piperacillin/tazobactam in patients with cUTI, including AP. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.  Specifically, the CRL requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer.  We held a “Type A” meeting with the FDA in July 2019 to discuss its findings, but we cannot predict when CONTEPO will receive marketing approval, if at all. We will provide additional updates when we have an updated filing timeline or when we receive the FDA minutes from the Type A meeting.

Since inception, we have incurred significant operating losses. As of June 30, 2019, we had an accumulated deficit of $435.9 million. To date, we have financed our operations primarily through our 2018 equity offering, our term loan, our “at-the-market” offering facilities, our 2017 equity offering, our 2016 rights offering, our 2015 initial public offering, private placements of our equity securities, convertible loans and research and development support from governmental grants and loans. We have devoted substantially all of our efforts to research and development, including clinical trials. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

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

In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules Capital, Inc., or Hercules, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we are eligible to receive up to an aggregate of $15.0 million in two tranches upon the approval by the FDA of the NDAs submitted for lefamulin and CONTEPO. We will also be eligible to receive an additional $30.0 million of aggregate term loan advances in three separate tranches upon the achievement of specified product revenue milestones. These additional tranches are at our discretion and may only be drawn upon during specified periods of time. The final $5.0 million tranche is available through December 31, 2021, subject to Hercules’ sole discretion. We are entitled to make interest-only payments through July 1, 2020, with incremental extensions through January 1, 2022 upon the achievement of specified performance milestones. We are required to repay the term loan after the interest only period based on a monthly amortization schedule, with a final maturity date occurring on June 1, 2023.

Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for lefamulin before mid August 2019, if at all. For CONTEPO, we cannot predict the outcome of any interactions with the FDA that we may have or when CONTEPO will receive marketing approval, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization effort.

Acquisition of Zavante

On July 24, 2018, we acquired Zavante, or the Acquisition, a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection) to improve the outcomes of hospitalized patients pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement.

Upon the closing of the Acquisition, or the Closing, we issued 7,336,906 of our ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that were issued in July 2019 upon release of the Holdback Shares (as defined below) constituted approximately 19.9% of our ordinary shares outstanding as of immediately prior to the Closing, or the Upfront Shares.

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

In addition, upon the Closing, we assumed certain liabilities and obligations, including contractual liabilities and obligations. Prior to the Acquisition, Zavante was obligated to make milestone payments to the former stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. Zavante will also pay a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the 21st Century Cures Act, or the Cures Act) related to a Zavante Product.

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

License Agreement with Sinovant Sciences, Ltd.

In March 2018, we entered into a license agreement, or the Sinovant License Agreement, with Sinovant Sciences, Ltd., or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the Licensed Products, in the People’s Republic of China, Hong Kong, Macau and Taiwan, which we refer to as the Territory. We retain development and commercialization rights in the rest of the world.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues from product sales. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for lefamulin before mid August 2019, if at all. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. We held a “Type A” meeting with the FDA to discuss its findings in July 2019 but we cannot predict when CONTEPO will receive marketing approval, if at all. If our development efforts result in clinical success and regulatory approval, we may also enter into collaboration agreements with third parties and we may generate revenue from those agreements.

Our revenue during the six months ended June 30, 2018 consisted principally of the collaboration revenues recorded from the Sinovant License Agreement and includes a $5.0 million non-refundable upfront payment received as consideration for entering into the Sinovant License Agreement, as well as $1.5 million of variable consideration related to a milestone payment that we believed was probable to be met and was received in the first quarter of 2019. Our revenue during the six months ended June 30, 2019 included the $1.0 million upfront payment from Sunovion which we received in April 2019. Our revenue during the three and six months ended June 30, 2018 and 2019 also includes governmental research premiums, non-refundable government grants and the benefit of government loans at below-market interest rates. See “—Critical Accounting Policies.”

Research and Development Expenses

Research and development expenses represented 51.3% and 36.8% of our total operating expenses for the six months ended June 30, 2018 and 2019, respectively.

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party expenses related to these programs such as expenses for manufacturing services, non-clinical and clinical studies and other third-party development services. Indirect expenses include salaries and related costs, including stock-based compensation, for personnel in research and development functions, infrastructure costs allocated to research and development operations, costs associated with obtaining and maintaining intellectual property associated with our research and development operations, laboratory consumables, consulting fees related to research and development activities and other overhead costs. We utilize our research and development staff and infrastructure resources across multiple programs, and many of our indirect costs historically have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total indirect costs incurred on a program-by-program basis.

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Six Months Ended June 30,
(in thousands)	2018	2019
Direct Costs
Lefamulin	$10,543	$5,659
CONTEPO	—	2,115
FDA filing fee refund	—	(2,589)
Other programs and initiatives	33	505
Indirect Costs	9,420	9,922
Total	$19,996	$15,612

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

General and Administrative Expenses

General and administrative expenses represented 48.7% and 63.2% of our total operating expenses for the six months ended June 30, 2018 and 2019, respectively.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2018. During the six months ended June 30, 2019, there were no material changes to our critical accounting policies, other than as described in Note 2 to our unaudited interim consolidated financial statements included elsewhere in this Form 10-Q.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2019

	Three Months Ended June 30,
(in thousands)	2018	2019	Change
Consolidated Operations Data:
Revenues	$847	$525	$(322)
Costs and Expenses:
Research and development	(9,717)	(8,074)	1,643
General and administrative	(8,837)	(13,427)	(4,590)
Total operating expenses	(18,554)	(21,501)	(2,947)
Loss from operations	(17,707)	(20,976)	(3,269)
Other income (expense):
Other income (expense), net	(141)	56	197
Interest income (expense), net	12	(832)	(844)
Loss before income taxes	(17,836)	(21,752)	(3,916)
Income tax benefit	48	45	(3)
Net loss	$(17,788)	$(21,707)	$(3,919)

Revenues

Revenues decreased by $0.3 million from $0.8 million for the three months ended June 30, 2018 to $0.5 million for the three months ended June 30, 2019, primarily due to a decrease in grant revenue from research premiums provided to us by the Austrian government, which decreased by $0.3 million as a result of a decrease in our research and development expenses for which we can receive grant revenue.

Research and Development Expenses

Research and development expenses decreased by $1.6 million from $9.7 million for the three months ended June 30, 2018 to $8.1 million for the three months ended June 30, 2019. The decrease was primarily due a $1.5 million decrease in research materials and purchased services related to the development of lefamulin and a $0.5 million decrease in research consulting fees, partly offset by a $0.2 million increase in staff costs due to the addition of employees and a $0.2 million increase in travel and other research and development costs.

General and Administrative Expenses

General and administrative expense increased by $4.6 million from $8.8 million for the three months ended June 30, 2018 to $13.4 million for the three months ended June 30, 2019. The increase was primarily due to a $1.9 million increase in staff costs due to the addition of employees in anticipation of commercial launch, a $1.0 million increase in stock-based compensation expense, a $0.8 million increase in external consultancy expenses, a $0.4 million increase in infrastructure expenses, a $0.1 million increase in travel expenses and a $0.4 million increase in other corporate costs.

Other Income (Expense), net

Other income (expense), net increased by $197,000 from a $141,000 expense for the three months ended June 30, 2018, to a $56,000 income for the three months ended June 30, 2019 primarily due to re-measurements of our foreign currency account balances.

Interest Income (Expense), net

During the three months ended June 30, 2019, net interest expense increased by $0.8 million to $0.8 million over the same period in prior year due to higher interest expense on our term loan with Hercules and lower interest earned on cash and cash equivalents.

Income Tax Benefit

Our income tax benefit was $45,000 for the three months ended June 30, 2018 compared to $48,000 tax benefit for the three months ended June 30, 2019.

Comparison of Six Months Ended June 30, 2018 and 2019

	Six Months Ended June 30,
(in thousands)	2018	2019	Change
Consolidated Operations Data:
Revenues	$8,398	$2,228	$(6,170)
Costs and Expenses:
Research and development	(19,996)	(15,612)	4,384
General and administrative	(18,973)	(26,836)	(7,863)
Total operating expenses	(38,969)	(42,448)	(3,479)
Loss from operations	(30,571)	(40,220)	(9,649)
Other income (expense):
Other income (expense), net	(118)	126	244
Interest income (expense), net	17	(1,721)	(1,738)
Loss before income taxes	(30,672)	(41,815)	(11,143)
Income tax expense	(458)	(109)	349
Net loss	$(31,130)	$(41,924)	$(10,794)

Revenues

Revenues decreased by $6.2 million from $8.4 million for the six months ended June 30, 2018 to $2.2 million for the six months ended June 30, 2019, primarily due to a decrease in collaboration revenue of $5.5 million. Grant revenue from research premiums provided to us by the Austrian government decreased by $0.8 million as a result of a decrease in our research and development expenses for which we can receive grant revenue.

Research and Development Expenses

Research and development expenses decreased by $4.4 million from $20.0 million for the six months ended June 30, 2018 to $15.6 million for the six months ended June 30, 2019. The decrease was primarily due to a $2.6 million refund of payment of the NDA fees to the FDA for CONTEPO, a $3.0 million decrease in research materials and purchased services related to the development of lefamulin and a $0.2 million decrease in stock-based compensation expense, partly offset by a $0.2 million increase in research consulting fees, a $0.8 million increase in staff costs due to the addition of employees, a $0.4 million increase in travel and other research and development costs.

General and Administrative Expenses

General and administrative expense increased by $7.8 million from $19.0 million for the six months ended June 30, 2018 to $26.8 million for the six months ended June 30, 2019. The increase was primarily due to a $3.7 million increase in staff costs due to the addition of employees in anticipation of commercial launch, a $1.9 million increase in stock-based compensation expense, a $1.4 million increase in external consultancy expenses, a $0.4 million increase in infrastructure expenses, a $0.3 million increase in travel expenses and a $0.1 million increase in other corporate costs.

Other Income (Expense), net

Other income (expense), net increased by $244,000 from a $118,000 expense for the six months ended June 30, 2018, to a $126,000 income for the six months ended June 30, 2019 primarily due to re-measurements of our foreign currency account balances.

Interest Income (Expense), net

During the six months ended June 30, 2019, net interest expense increased by $1.7 million to $1.7 million over the same period in the prior year due to higher interest expense on our term loan with Hercules and lower interest earned on cash and cash equivalents.

Income Tax Expense

Our income tax expense was $458,000 for the six months ended June 30, 2018 compared to $109,000 for the six months ended June 30, 2019. The income tax expense in both periods represents the current tax expense of our foreign subsidiaries.

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

In March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we could previously offer and sell our ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. We terminated the Cantor ATM Agreement effective as of June 24, 2019. We did not incur any termination penalties as a result of the termination of the Cantor ATM Agreement. As of the effective date of the termination of the Cantor ATM Agreement, we had issued and sold an aggregate of 10,316,190 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds of $36.3 million, after deducting commissions and offering expenses. The approximately $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination During the second quarter of 2019, under the Cantor ATM Agreement, we issued and sold an aggregate of 1,221,273 ordinary shares and received gross proceeds of $3.5 million and net proceeds of $3.4 million.

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. From June 25, 2019 through the date of this filing, we issued and sold an aggregate of 688,732 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $1.6 million and net proceeds of $1.6 million, after deducting commissions to Jefferies and other offering expenses.

As of June 30, 2019, we had cash and cash equivalents and short-term investments of $73.9 million.

Cash Flows

Comparison of Six Months Ended June 30, 2018 and 2019

	Six Months Ended June,
(in thousands)	2018	2019
Net cash provided by (used in):
Operating activities	$(33,360)	$(41,748)
Investing activities	(283)	(15,057)
Financing activities	22,218	13,428
Effects of foreign currency translation on cash	(91)	40
Net decrease in cash and cash equivalents	$(11,516)	$(43,337)

Operating Activities

Cash flow used in operating activities increased by $8.4 million from $33.4 million for the six months ended June 30, 2018 to $41.7 million for the six months ended June 30, 2019 primarily due to a $8.5 million increase in net loss, after adjustments for non-cash amounts included in net loss, offset by a decrease in working capital of $0.2 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow used in investing activities increased by $14.8 million from $0.3 million for the six months ended June 30, 2018 to $15.1 million for the six months ended June 30, 2019 primarily due to the purchase of available-for-sale financial securities.

Financing Activities

Cash flow generated from financing activities decreased by $8.8 million from $22.2 million for the six months ended June 30, 2018 to $13.4 million for the six months ended June 30, 2019 consisting primarily of proceeds, net of commissions, related to our ATM Agreement.

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

We expect that our existing cash, cash equivalents and short-term investments as of June 30, 2019, proceeds from the sale of ordinary shares under the Jefferies ATM Agreement from June 30, 2019 until the date of this filing of $1.6 million and anticipated research premiums from the Austrian government for our qualified research and development expenditures will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO.

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

Capital expenditures were $168,000 and $57,000 for the six months ended June 30, 2018 and 2019, respectively. We made no significant investments in intangible assets during the six months ended June 30, 2018 and 2019. Currently, there are no material capital projects planned in 2019.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. Based on our current operating plans, we expect that our existing cash, cash equivalents and short-term investments as of June 30, 2019, proceeds from the sale of ordinary shares under the Jefferies ATM Agreement from June 30, 2019 until the date of this filing of $1.6 million and anticipated research premiums from the Austrian government for our qualified research and development expenditures, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO. The accompanying interim consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

However, there can be no assurance that we will be successful in acquiring additional capital at level sufficient to fund our operations or on terms favorable to us. As a result, based on our available cash resources and the minimum cash required under the Loan Agreement raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of this filing.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 22, 2019, a second putative class action lawsuit was filed against us and our Chief Executive Officer in the United States District Court for the Southern District of New York, captioned Anthony Manna v. Nabriva Therapeutics PLC, and Ted Schroeder, No. 19-cv-04713. The complaint purports to be brought on behalf of shareholders who purchased our securities between November 1, 2018 and April 30, 2019.  The allegations made in the Manna complaint are similar to those made in the Enriquez complaint, and the Manna complaint seeks similar relief. On May 24, 2019, these two lawsuits were consolidated by the court.  The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 22, 2019.

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

Since inception, we have incurred significant operating losses. Our net losses were $21.7 million for the three months ended June 30, 2019, $114.8 million for the year ended December 31, 2018 and $74.4 million for the year ended December 31, 2017. As of June 30, 2019, we had an accumulated deficit of $435.9 million. To date, we have financed our operations primarily through the sale of our equity securities, loans, including convertible loans, proceeds from business development transactions and research and development support from governmental grants and loans. We have devoted most of our efforts to research and development, including clinical trials. We have not developed any drugs that have received regulatory approval. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts and commercialization of lefamulin and CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to continue to invest in critical pre-commercialization activities prior to potentially receiving marketing approval and making lefamulin and CONTEPO available to patients.

We initiated our first Phase 3 global, pivotal clinical trial of lefamulin, which we refer to as Lefamulin Evaluation Against Pneumonia 1, or LEAP 1, in September 2015, and we initiated our second Phase 3 global, pivotal clinical trial of lefamulin, which we refer to as Lefamulin Evaluation Against Pneumonia 2, or LEAP 2, in April 2016. In September 2017, we announced positive topline results for LEAP 1. In May 2018, we announced positive topline results from LEAP 2. LEAP 2 evaluated the safety and efficacy of five days of oral lefamulin compared to seven days of oral moxifloxacin in adult patients with moderate community-acquired bacterial pneumonia, or CABP. We submitted two NDAs for marketing approval of lefamulin for the treatment of CABP in adults in the United States in December 2018. The FDA granted us a Prescription Drug User Fee Act, or PDUFA, target action date of August 19, 2019 for lefamulin. We also submitted a marketing authorization application, or MAA, for lefamulin for the treatment of community-acquired pneumonia, or CAP, in adults in Europe in May 2019, which the MAA determined was valid in June 2019. We also continue to characterize the clinical pharmacology of lefamulin. If we obtain marketing approval of lefamulin for CABP or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

In June 2016, the first patient was enrolled by Zavante in its pivotal ZTI-01 Efficacy and Safety Study of CONTEPO, which we refer to as the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. The ZEUS Study was a multicenter, randomized, parallel-group, double-blind Phase 2/3, pivotal clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of seven days of treatment, or up to fourteen days of treatment for patients with concurrent bacteremia, with CONTEPO compared to piperacillin-tazobactam, or PIP-TAZ, in the treatment of hospitalized adults with cUTI or acute pyelonephritis, or AP. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018.  In June 2018, Zavante initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. We anticipate completing enrollment in this study in late 2020. We also intend to continue to characterize the clinical pharmacology of CONTEPO. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The Complete Response Letter requested that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. In response, we requested a “Type A” meeting with the FDA to discuss its findings, which occurred in July 2019. We cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

On July 24, 2018, we completed our Acquisition of Zavante. Upfront consideration in connection with the Acquisition was 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us up to $97.5 million in contingent consideration, consisting of the Approval Milestone Payment and the Net Sales Milestone Payment, subject to the terms and conditions of the Merger Agreement. In connection with the Acquisition, we assumed certain payment obligations under the Stock Purchase Agreement and Zavante manufacturing agreements acquired in the Acquisition. See “— Risks Related to Our Acquisition of Zavante—We may fail to realize the anticipated benefits of our Acquisition of Zavante, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.”

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for, and commercialize, lefamulin and CONTEPO. We do not expect to obtain marketing approval for lefamulin before mid-August 2019, if at all. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In July 2019, we had a “Type A” meeting with the FDA to discuss its findings but we cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. This will require us to be successful in a range of challenging activities, including:

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

We expect that our cash, cash equivalents and short-term investments as of June 30, 2019, proceeds from the sale of ordinary shares under the Jefferies ATM Agreement (as defined below) from June 30, 2019 until the date of this filing of $1.6 million and anticipated research premiums from the Austrian government for our qualified research and development expenditures, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up to an additional $50.0 million under our Loan Agreement with Hercules if we achieve specified regulatory and product revenue milestones, including $10.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for lefamulin and $5.0 million that we will be eligible to borrow upon the approval by the FDA of an NDA for CONTEPO.

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

Our commercial revenues, if any, will be derived from sales of lefamulin, CONTEPO or any other products that we successfully develop, in-license or acquire, none of which we expect to be commercially available before mid-August 2019, if at all. In addition, if approved, lefamulin, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives.

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

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 688,732 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $1.6 million, and net proceeds of $1.6 million, after deducting commissions and offering costs.  We previously entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. The approximately $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination. If a large number of our ordinary shares is sold in the public market after they become eligible for sale or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

In addition, in connection with the closing of the Acquisition, we issued 7,336,906 of our ordinary shares to former Zavante stockholders as initial upfront consideration and following the one year anniversary of the closing of the Acquisition on July 25, 2019, we issued an additional 815,186 ordinary shares to the former Zavante Stockholders that had been subject to reduction in respect of certain indemnification and other obligations pursuant to the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones. The issuance of our ordinary shares to satisfy the milestone payments will cause dilution to our equity holders, and the sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

On December 20, 2018, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., as administrative agent, collateral agent and lender, pursuant to which an aggregate principal amount of up to $75.0 million is available to us. As of June 30, 2019, we have drawn down on the initial term loan advance under the Loan Agreement of $25.0 million.

All obligations under the Loan Agreement are secured by substantially all of our personal property, intellectual property and other assets owned or later acquired. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•                               the need to repay our indebtedness by making payment of interest only initially and then interest and principal, which will reduce the amount of funds available to finance our operations, our research and development efforts and our general corporate activities; and

•                               our failure to comply with the restrictive covenants in the Loan Agreement or the occurrence of an event that has a material adverse effect on our business, operations, properties, assets, condition, our ability to pay any amounts due, the collateral securing our obligations under the Loan Agreement or the ability of Hercules to enforce any of its rights under the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and the lender could seek to enforce its security interest in the assets securing such indebtedness.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due.

Failure to satisfy our current and future debt obligations under the Loan Agreement could result in an event of default and, as a result, the lender under the Loan Agreement could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, the lenders could seek to enforce their security interests in the assets securing such indebtedness.

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

•                               undertake certain transactions with affiliates

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

On May 8, 2019, a putative class action lawsuit was filed against us and our Chief Executive Officer.  The complaint generally alleges that we and our Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning our submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint seeks unspecified damages, attorneys’ fees, and other costs. On May 22, 2019, a second putative class action lawsuit was filed against us and our Chief Executive Officer.  The allegations made in that complaint are similar to those made in the May 8 complaint, and the complaint seeks similar relief. On May 24, 2019, the two actions were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 22, 2019. We and our Chief Executive Officer deny any and all allegations of wrongdoing and intend to vigorously defend against this lawsuit. We are unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.

We have relied on, and expect to continue to rely on, certain government grants and funding from the Austrian government. Should these funds cease to be available, or our eligibility be reduced, or if we are required to repay any of these funds, this could impact our ongoing need for funding and the timeframes within which we currently expect additional funding will be required.

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $4.7 million for the year ended December 31, 2017 and $5.9 million for the year ended December 31, 2016. We have not received any research premium for our qualified 2018 expenditures as of June 30, 2019. As we increase our personnel and expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

A change in the tax law in the jurisdictions in which we do business, including an increase in tax rates, an adverse change in the treatment of an item of income or expense, a decrease in tax rates in a jurisdiction in which we have significant deferred tax assets, or a new or different interpretation of applicable tax law could result in a material increase in tax expense.

Risks Related to Product Development and Commercialization

We depend heavily on the success of lefamulin, which we are developing for CABP and potentially other indications, and CONTEPO, which we are developing for cUTI, including AP. If we are unable to obtain marketing approvals for lefamulin or CONTEPO, or if thereafter we fail to commercialize lefamulin or CONTEPO or experience significant delays in doing so, our business will be materially harmed.

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

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In July 2019, we had a “Type A” meeting with the FDA to discuss its findings but we cannot predict the outcome of any interactions with the FDA that we may have or when CONTEPO will receive marketing approval, if at all.

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

Successful development of lefamulin and CONTEPO for the treatment of additional indications, if any, or for use in other patient populations and our ability, if they are approved, to broaden the labels for lefamulin and CONTEPO will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize lefamulin for CABP or for any other indication or CONTEPO for cUTI, including AP or for any other indication, which would materially harm our business.

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

In LEAP 1, lefamulin was generally well tolerated and exhibited a similar rate of treatment-emergent adverse events to the comparator drug. However, 104 patients in the lefamulin arm of the trial reported at least one treatment-emergent adverse event and eight patients withdrew from the trial following an adverse event. Furthermore, at least 2.0% of patients in LEAP 1 who were dosed with lefamulin reported the following adverse events: hypokalemia, nausea, insomnia, infusion site pain and infusion site phlebitis. Fewer than 2.0% of trial patients dosed with lefamulin also experienced hypertension and an increase in alanine aminotransaminase, although no patients met Hy’s Law criteria, which is an indicator for severe liver damage.  Eight patients had related adverse events leading to discontinuation: three patients in the lefamulin group (infusion site phlebitis, QT prolonged, and bradycardia) and five subjects in the moxifloxacin group (QT prolonged (two subjects), infusion site erythema, confusional state, and angioedema).

In LEAP 2, lefamulin was again generally well tolerated. However, 120 patients in the lefamulin arm of the trial reported at least one treatment-emergent adverse event and eleven patients withdrew from the trial following an adverse event. Furthermore, at least 2.0% of patients in LEAP 2 who were dosed with lefamulin reported the following adverse events: diarrhea, nausea and vomiting. Fewer than 2.0% of trial patients dosed with lefamulin also experienced hypertension and an increase in alanine aminotransaminase, although no patients met Hy’s Law criteria. In addition, one patient who had a positive clinical response to lefamulin in LEAP 2 was later diagnosed with a C. difficile infection during an extended hospital stay.  Related adverse events leading to discontinuation occurred in seven subjects:  four subjects in the lefamulin group (two subjects with vomiting, one subject QT prolonged, one subject with hepatitis) and three subjects in the moxifloxacin group (two subjects with urticaria and one subject with dizziness and palpitations).

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

If lefamulin, CONTEPO or any of our other product candidates receives marketing approval, it or they may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for pneumonia, including generic options, are well established in the medical community, and doctors may continue to rely on these treatments without lefamulin, CONTEPO or any of our other product candidates. In addition, our efforts to effectively communicate the differentiating characteristics and key attributes of lefamulin, CONTEPO or any of our other product candidates to clinicians and hospital pharmacies with the goal of establishing favorable formulary status for lefamulin, CONTEPO or any of our other product candidates may fail or may be less successful than we expect. If lefamulin, CONTEPO or any of our other product candidates does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

There are a variety of available therapies marketed for the treatment of CABP and cUTI. Currently the treatment of CABP and cUTI is dominated by generic products. For hospitalized patients, combination therapy is frequently used in both CABP and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors for the treatment of CABP. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP, including omadacycline (approved by the FDA on behalf of Paratek Pharmaceuticals Inc.), delafloxacin (approved by the FDA for ABSSSI on behalf of Melinta Therapeutics Inc., and currently under FDA review for the indication of CABP with a PDUFA date in October 2019) and oral nafithromycin (under Phase 2 clinical development by Wockhardt Ltd.). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline and plazomicin, from other products recently approved for the treatment of cUTI, including AP, such as imipenem-relebactam (Recarbrio) or other products in development such as cefiderocol (under Phase 3 clinical development by Shionogi), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including piperacillin-tazobactam, carbapenems, aminoglycosides, and polymyxins.

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

If lefamulin and CONTEPO receive marketing approval, we plan to commercialize them in the United States with our own targeted sales and marketing organization. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize lefamulin. For example, we have entered into a license agreement with Sinovant pursuant to which we granted Sinovant certain rights to manufacture and commercialize lefamulin in the People’s Republic of China, Hong Kong, Macau and Taiwan and with Sunovion pursuant to which we granted Sunovion certain rights to commercialize lefamulin in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for lefamulin for indications other than CABP.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for additional collaborations outside greater China and Canada will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Mergers and acquisitions in the pharmaceutical and biotechnology industries may also reduce the number of potential collaborators with whom we could partner. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or has had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be obtained or independently developed by a competitor, our competitive position would be harmed.

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

Our product candidates, including lefamulin and CONTEPO, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of lefamulin, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market lefamulin, CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction and we do not intend to seek approval to market CONTEPO outside the United States.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.  Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. We held a “Type A” meeting with the FDA in July 2019 to discuss its findings, but we cannot predict when CONTEPO will receive marketing approval, if at all.

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

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. We were notified by the FDA that the IV and oral formulations of lefamulin were granted priority review and have been given a Prescription Drug User Fee Act, or PDUFA, target action date of August 19, 2019. Because the FDA designated each of the IV and oral formulations of lefamulin as a QIDP, lefamulin also will receive priority review. CONTEPO IV was also granted priority review by the FDA, and we may also request priority review for other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates, including lefamulin and CONTEPO, for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal, state, and foreign healthcare laws and regulations, include the following:

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

•                               the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and

•                               analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, and foreign anti-corruption laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

Compliance with the FCPA and other anti-corruption laws is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We also maintain a general liability program for some of the risks, but our insurance program includes limited environmental damage coverage, which has an annual aggregate coverage limit of $2.0 million. Although we maintain an umbrella policy with an annual aggregate coverage limit of $10.0 million, which may provide some environmental coverage, we do not maintain a separate policy covering environmental damages.

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

Upfront consideration for the Acquisition was comprised of 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us, subject to the terms and conditions of the Merger Agreement, up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a new drug application from the U.S. Food and Drug Administration, or the FDA, for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified net sales milestones, or the Net Sales Milestone Payments, with the first commercial milestone becoming payable when CONTEPO exceeds $125.0 million in net sales in a calendar year. At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares. We also now have the right to settle the Net Sales Milestone Payments in ordinary shares, except as otherwise provided in the Merger Agreement. The issuance of our ordinary shares in connection with the closing of the Acquisition was dilutive to our existing shareholders, and the future issuance of our ordinary shares to satisfy our milestone payment obligations would be further dilutive to our then existing shareholders.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel, including in the United States and Ireland where we plan to expand our physical presence, will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we cannot recruit and retain qualified personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

We expect to expand the number of our employees and the scope of our operations in certain areas, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of technical operations, supply chain, medical affairs and, subject to obtaining marketing approval of lefamulin and CONTEPO, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our growth in connection with the Acquisition, including expansion of our business operations in connection with the Acquisition, has imposed added responsibilities on members of our management, including the need to recruit, hire, retain, motivate and integrate additional employees and business operations.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to commercialize lefamulin, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer have been named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. See  “—Risks Related to Our Financial Position and Need for Additional Capital— We and our Chief Executive Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention. ”.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence most matters submitted to shareholders for approval.

Our executive officers and directors, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding ordinary shares as of June 30, 2019 in the aggregate, beneficially owned approximately 33.4% of our share capital. As a result, if these shareholders were to choose to act together, they would be able to significantly influence most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and could, depending on the structure of the particular transaction, significantly influence the approval of a merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 72,906,293 ordinary shares outstanding as of June 30, 2019. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of June 30, 2019, an aggregate of 2,934,871 options to purchase our ordinary shares had vested and become exercisable. An aggregate of 256,709 restricted stock units have vested and were issued as of June 30, 2019.

In addition, on June 25, 2019 we entered into the Jefferies ATM Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 688,732 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $1.6 million, and net proceeds of $1.6 million, after deducting commissions and offering costs.  We previously entered into the Cantor ATM Agreement with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. As of the effective date of the termination of the Cantor ATM Agreement, we had issued and sold an aggregate of 10,316,190 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds to us of $36.3 million, after deducting commissions and offering expenses payable by us.

If a large number of our ordinary shares are sold in the public market after they become eligible for sale, the sales could reduce the trading price of our ordinary shares and impede our ability to raise future capital.

Upfront consideration for the Acquisition was comprised of 8,152,092 of our ordinary shares, including 815,186 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act.. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones.

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

We have not paid any dividends on our ordinary shares since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support continuing dividends. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves.” In addition, the terms of the Loan Agreement with Hercules currently, and the terms of any future debt agreements may in the future, preclude us from paying dividends. Subject to the foregoing, payment of future dividends to security holders will be at the discretion of our board, after taking into account various factors including our business prospects, cash requirements, financial performance, debt covenant limitations and new product development. As a result, capital appreciation, if any, of our ordinary shares will be the sole source of gain for holders of our ordinary shares for the foreseeable future.

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

•                               strengthening of the U.S. dollar may decrease the value of our revenues denominated in other currencies; and

•                               the exchange rates on non-U.S. dollar transactions and cash deposits can distort our financial results.

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

In addition, our articles of association authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our ordinary shares respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our ordinary shares. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the ordinary shares. Additionally, we may issue and sell our ordinary shares under our Jefferies ATM Agreement from time to time, and we may issue additional ordinary shares as contingent consideration upon the achievement of certain regulatory and commercialization milestones, subject to the terms and conditions of the Merger Agreement. See “—Risks Related to Ownership of our Ordinary Shares—Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline significantly, even if our business is doing well.”

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

Under Irish law, our board of directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, our articles of association contain, as permitted by Irish company law, provisions authorizing our board of directors to issue new shares, and to disapply statutory preemption rights. The authorization of our board of directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years, and we cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our ordinary shares.

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

We may be classified as a passive foreign investment company for one or more of our taxable years, which may result in adverse U.S. federal income tax consequence to U.S. holders.

A corporation organized outside the United States generally will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes (1) in any taxable year in which (A) at least 75% of its gross income is passive income or (B) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income, and (2) as to a given holder who was a holder in such year and regardless of such corporation’s income or asset composition, in any subsequent taxable year, unless certain elections are made by that holder that allow the holder to discontinue that classification as to that holder, generally at a substantial tax cost to that holder. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions.

Based on our gross income and average value of our gross assets for the year, and given the nature of our business, we do not believe that we were a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for any taxable year from our initial public offering through the year ended December 31, 2018. Our status in any taxable year (determined without regard to our status in any prior taxable year) will depend on our assets and activities in that year, and because this is a factual determination made annually after the end of the year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any other taxable year. In particular, in many cases the gross value of our assets may be inferred from the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies can be especially volatile. In other cases, factors external to our specific circumstances may make the presumptive relationship between the gross value of our assets and our market capitalization unreliable, in which case the gross value of our individual assets, based upon valuation methods suitable for use in U.S. federal tax matters (the choice of which may vary from taxable year to taxable year), will govern the determination of our status.

If we were to be treated as a PFIC for the taxable year ending December 31, 2019, or any other taxable year during which a U.S. holder held our ordinary shares, certain adverse U.S. federal income tax consequences could apply to the U.S. holder. We currently intend to make available the information necessary to permit a U.S. holder to make a valid qualified electing fund, or QEF, election, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. holder of ordinary shares if it is determined that we are a PFIC for a given taxable year. However, we may choose not to provide such information at a future date.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended June 30, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
1.1	Open Market Sale AgreementSM, dated June 25, 2019, by and between Nabriva Therapeutics plc and Jefferies LLC	8-K	001-37558	06/25/2019	1.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and June 30, 2019, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2019, (iiii) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2018 and 2019 and (v) Notes to Unaudited Consolidated Financial Statements.

X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: August 8, 2019
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer (Principal Financial and Accounting Officer)