Form 10-Q
period 2019-09-30
Nabriva Therapeutics plc
filed 2019-11-12
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 78,350,487 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

•

our ability to successfully launch and commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through major U.S. specialty distributors;

•	our ability to build and maintain a sales force for the commercial launch of XENLETA;
•

our expectations regarding how far into the future our cash on hand will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis.

•

the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, whether results of early clinical trials or studies in different disease indications will be indicative of the results of ongoing or future trials;

•

our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;

•	our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
•	our ability to comply with the restrictive covenants under our debt facility with Hercules;
•	the potential extent of revenues from future sales of XENLETA and/or CONTEPO if approved;
•	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
•	our plans to pursue development of other product candidates;
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

•

the timing of and our ability to submit applications to obtain and, if approved, maintain marketing approval of CONTEPO and other product candidates, including the completion of any post-marketing requirements with respect to any marketing approval we may obtain, including XENLETA;

•	our ability to establish and maintain arrangements for manufacture of our product candidates;
•	our sales, marketing and distribution capabilities and strategy;
•	the potential advantages of XENLETA, CONTEPO and our other product candidates;
•	our estimates regarding the market opportunities for XENLETA, CONTEPO and our other product candidates;
•	the rate and degree of market acceptance and clinical benefit of XENLETA for CABP, CONTEPO for cUTI and our other product candidates;
•	our ability to establish and maintain collaborations;
•	the future development or commercialization of XENLETA in the greater China region and Canada;
•	the potential benefits under our license agreements with Sinovant Sciences, Ltd., or the Sinovant License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
•	our ability to acquire or in-license additional products, product candidates and technologies;
•	our future intellectual property position;
•	our ability to effectively manage our anticipated growth;
•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
•	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
•	competitive factors;
•	risks of relying on external parties such as contract manufacturing organizations;
•	compliance with current or prospective governmental regulation;
•	general economic and market conditions;
•	our ability to attract and retain qualified employees and key personnel;
•	our business and business relationships, including with employees and suppliers, following the Acquisition;
•	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between Zavante and SG Pharmaceuticals, Inc.; and
•	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10‑Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the “Risk Factors” section of this Form 10‑Q for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

Throughout this Form 10-Q, unless the context requires otherwise, all references to “Nabriva,” “the Company,” we,” “our,” “us” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	December 31, 2018	September 30, 2019
Assets
Current assets:
Cash and cash equivalents	$102,003	$78,101
Restricted cash	—	228
Short-term investments	225	175
Accounts receivable, net and other receivables	3,871	6,540
Contract asset	1,500	—
Inventory	—	162
Prepaid expenses	1,154	1,202
Total current assets	108,753	86,408
Property, plant and equipment, net	1,139	2,655
Intangible assets, net	98	343
Long-term receivables	428	716
Total assets	$110,418	$90,122
Liabilities and equity
Current liabilities:
Accounts payable	$3,304	$3,221
Accrued expense and other current liabilities	14,502	11,663
Total current liabilities	17,806	14,884
Non-current liabilities
Long-term debt	23,718	34,241
Other non-current liabilities	264	1,782
Total non-current liabilities	23,982	36,023
Total liabilities	41,788	50,907
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at September 30, 2019; 67,019,094 and 77,994,207 issued and outstanding at December 31, 2018 and September 30, 2019, respectively	670	780
Preferred shares, par value $0.01, 100,000,000 shares authorized at September 30, 2019; None issued and outstanding	—	—
Additional paid in capital	461,911	492,105
Accumulated other comprehensive income	27	27
Accumulated deficit	(393,978)	(453,697)
Total stockholders’ equity	68,630	39,215
Total liabilities and stockholders’ equity	$110,418	$90,122

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2018	2019	2018	2019
Revenues:
Product revenue, net	$—	$1,445	$—	$1,445
Collaboration revenue	—	5,051	6,500	6,051
Research premium and grant revenue	461	424	2,359	1,652
Total revenue	461	6,920	8,859	9,148
Operating expenses:
Cost of product sales	—	(15)	—	(15)
Research and development expenses	(40,804)	(5,601)	(60,800)	(21,213)
Selling, general and administrative expenses	(12,582)	(18,503)	(31,555)	(45,339)
Total operating expenses	(53,386)	(24,119)	(92,355)	(66,567)
Loss from operations	(52,925)	(17,199)	(83,496)	(57,419)
Other income (expense):
Other income (expense), net	(54)	(10)	(172)	116
Interest income	11	94	39	176
Interest expense	(8)	(709)	(19)	(2,512)
Loss before income taxes	(52,976)	(17,824)	(83,648)	(59,639)
Income tax benefit (expense)	151	29	(307)	(80)
Net loss	$(52,825)	$(17,795)	$(83,955)	$(59,719)

Loss per share
Basic and Diluted ($ per share)	$(0.90)	$(0.24)	$(1.85)	$(0.83)
Weighted average number of shares:
Basic and Diluted	58,442,987	75,161,192	45,369,040	72,153,405

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

	Ordinary Shares			Accumulated
	Number		Additional	other		Total
	of		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	shares	Amount	capital	income	deficit	Equity
January 1, 2018	36,708	$367	$360,872	$27	$(279,198)	$82,068
Issuance of ordinary shares	3,526	35	19,353	—	—	19,388
Equity transaction costs	—	—	(916)	—	—	(916)
Stock-based compensation expense	—	—	1,244	—	—	1,244
Net loss	—	—	—	—	(13,342)	(13,342)
March 31, 2018	40,234	402	380,553	27	(292,540)	88,442
Issuance of ordinary shares	725	8	3,389	—	—	3,397
Equity transaction costs	—	—	(152)	—	—	(152)
Stock-based compensation expense	—	—	767	—	—	767
Net loss	—	—	—	—	(17,788)	(17,788)
June 30, 2018	40,959	410	384,557	27	(310,328)	74,666
Issuance of ordinary shares	18,188	182	49,817	—	—	49,999
Shares issued in connection with acquisition of Zavante Therapeutics, Inc.	7,337	73	26,829	—	—	26,902
Equity transaction costs	—	—	(3,739)	—	—	(3,739)
Stock-based compensation expense	—	—	1,423	—	—	1,423
Net loss	—	—	—	—	(52,825)	(52,825)
September 30, 2018	66,484	$665	$458,887	$27	$(363,153)	$96,426

	Ordinary Shares			Accumulated
	Number		Additional	other		Total
	of		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	shares	Amount	capital	income	deficit	Equity
January 1, 2019	67,019	$670	$461,911	$27	$(393,978)	$68,630
Issuance of ordinary shares	4,317	43	10,014	—	—	10,057
Equity transaction costs	—	—	(270)	—	—	(270)
Stock-based compensation expense	—	—	1,907	—	—	1,907
Net loss	—	—	—	—	(20,217)	(20,217)
March 31, 2019	71,336	713	473,562	27	(414,195)	60,107
Issuance of ordinary shares	1,221	12	3,522	—	—	3,534
Shares issued in connection with the employee stock purchase plan	91	1	169	—	—	170
Shares issued in connection with the vesting of restricted stock units	258	3	—	—	—	3
Equity transaction costs	—	—	(523)	—	—	(523)
Stock-based compensation expense	—	—	1,821	—	—	1,821
Net loss	—	—	—	—	(21,707)	(21,707)
June 30, 2019	72,906	729	478,551	27	(435,902)	43,405
Issuance of ordinary shares	4,102	41	9,555	—	—	9,596
Shares issued in connection with the vesting of restricted stock units	171	2	—	—	—	2
Shares issued in connection with acquisition of Zavante Therapeutics, Inc.	815	8	(8)	—	—	—
Equity transaction costs	—	—	(131)	—	—	(131)
Stock-based compensation expense	—	—	4,138	—	—	4,138
Net loss	—	—	—	—	(17,795)	(17,795)
September 30, 2019	77,994	$780	$492,105	$27	$(453,697)	$39,215

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2019
Cash flows from operating activities
Net loss	$(83,955)	$(59,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other expense, net	167	(49)
Non-cash interest income	(57)	24
Non-cash interest expense	—	379
Depreciation and amortization expense	391	162
Amortization of right-of-use assets	—	291
Stock-based compensation	3,434	7,866
In-process research and development in connection with acquisition	31,930	—
Deferred income taxes	—	(5)
Other, net	12	—
Changes in operating assets and liabilities:
(Increase)/decrease in long-term receivables	(3)	(288)
(Increase)/decrease in accounts receivable, net and other receivables and prepaid expenses	(2,361)	(1,258)
Increase in inventory	—	(162)
(Decrease)/increase in accounts payable	(1,473)	(39)
Increase/(decrease) in accrued expenses and other liabilities	1,137	(3,553)
Increase/(decrease) in other non-current liabilities	41	(88)
Increase/(decrease) in income tax liabilities	245	34
Net cash used in operating activities	(50,492)	(56,405)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(209)	(97)
Purchases of term deposits	(216)	—
Deposits into employee stock purchase plan restricted cash accounts	—	228
Transaction costs related to Zavante acquisition, net of cash acquired	(3,950)	—
Net cash provided by (used in) investing activities	(4,375)	131
Cash flows from financing activities
Proceeds from July 2018 public offering	50,000	—
Proceeds from at-the-market facility	22,784	23,189
Proceeds from long-term debt, net of issuance costs	535	9,980
Proceeds from employee share purchase plan	—	170
Equity transaction costs	(4,723)	(659)
Net cash provided by financing activities	68,596	32,680

Effects of foreign currency translation on cash and cash equivalents	(167)	(80)
Net increase/(decrease) in cash, cash equivalents and restricted cash	13,562	(23,674)
Cash, cash equivalents and restricted cash at beginning of period	86,769	102,003
Cash, cash equivalents and restricted cash at end of period	$100,331	$78,329
Supplemental disclosure of cash flow information:
Transaction costs related to Zavante acquisition included in accounts payable and accrued expensed	$243	$—
Interest paid	$4	$1,735
Equity transaction costs incurred in prior periods and paid in current period	$—	$18
Equity transaction costs included in accounts payable and accrued expenses	$109	$382

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.           Organization and Business Activities

Nabriva Therapeutics plc (“Nabriva Ireland”), together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH (“Nabriva Austria”), Nabriva Therapeutics US, Inc., and Nabriva Therapeutics Ireland DAC, (collectively, “Nabriva”, or the “Company”) is a biopharmaceutical company engaged in the commercialization and development of novel anti-infective agents to treat serious infections. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.  Throughout these notes to the consolidated financial statements, unless the context requires otherwise, all references to “Nabriva,” “the Company,” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

On September 9, 2019, the Company announced that the oral and intravenous (“IV”) formulations of XENLETA (lefamulin) are available in the United States through major specialty distributors.  This followed the approval by the U.S. Food and Drug Administration (FDA) of the Company’s New Drug Application (NDA) for XENLETA on August 19, 2019 for the treatment of adults with community-acquired bacterial pneumonia (CABP).  XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

On July 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Zavante Therapeutics Inc., (“Zavante”) a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection). CONTEPO is potentially a first-in-class epoxide antibiotic for IV administration in the United States.  The Company is developing CONTEPO IV for complicated urinary tract infections (“cUTI”) and may potentially develop XENLETA and CONTEPO for additional indications. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with the Company’s NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019 and the Company anticipates resubmitting its NDA in the weeks ahead.  The Company cannot predict the final outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO.

On June 24, 2019, the Company announced that the European Medicines Agency ("EMA") determined that the Company's Marketing Authorization Application ("MAA") for the IV and oral formulations of lefamulin was valid. Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process and an opinion of the EMA Committee for Medicinal Products for Human Use ("CHMP") is anticipated in the second half of 2020.

The EMA's review of the application will follow the centralized marketing authorization procedure. If approved by the EMA, XENLETA will receive marketing authorization in all 28 member states of the European Union ("EU"), as well as in Norway, Liechtenstein and Iceland. If approved, Nabriva intends to work with a commercial partner to make XENLETA available to patients in the EU.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of September 30, 2019, the Company had cash and cash equivalents, and short-term investments of $78.3 million.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

The Company expects to seek additional funding in future periods for purposes of investment in its commercial and medical affairs organization as well as investing in its supply chain, in an effort to enhance the commercial launch of XENLETA and potential launch of CONTEPO. While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards.  As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

If the Company is not able to secure adequate additional funding in future periods, the Company may make reductions in certain expenditures.  This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

The Company’s expenses will increase if it suffers any regulatory delays or is required to conduct additional clinical trials to satisfy regulatory requirements. The Company has incurred and expects to continue to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing for XENLETA and, if approved, CONTEPO, including the recent hiring of a dedicated sales force.  It is uncertain when, if ever, the Company will generate sufficient revenues from product sales to achieve profitability.

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

The Company expects that its existing cash, cash equivalents and short-term investments as of September 30, 2019, proceeds from the sale of ordinary shares under the new Open Market Sales AgreementSM between the Company and Jefferies LLC (“Jefferies”), described below from September 30, 2019 until the date of this filing of $0.7 million, anticipated net product revenues and research premiums from the Austrian government for its qualified research and development expenditures, will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2020. The interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In December 2018, the Company entered into a Loan Agreement with Hercules Capital, Inc., pursuant to which a term loan of up to an aggregate principal amount of $75.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $25.0 million which was funded in connection with the closing of the Loan Agreement. Additionally, in connection with the approval of XENLETA, an additional advance of $10.0 million was drawn upon by the Company in the third quarter of 2019. The remaining $40.0 million under the Loan Agreement is available to the Company from time to time subject to conditions further described in Note 6 below.

In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor ATM Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which, from time to time, the Company could previously offer and sell its ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. The Company terminated the Cantor ATM Agreement effective as of June 24, 2019. The Company did not incur any penalties as a result of the termination of the Cantor ATM Agreement. As of the effective date of the termination of the Cantor ATM Agreement, the Company had sold and issued an aggregate of 10,316,190 of its ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds to the Company of $36.9 million, after deducting commissions and offering expenses payable by the Company. The $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination.

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

As of September 30, 2019, the Company has issued and sold an aggregate of 4,101,282 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $9.6 million and net proceeds of $9.0 million, after deducting commissions to Jefferies and other offerring expenses.  From September 30, 2019 through the date of this filing, the Company issued and sold an aggregate of 356,280 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $0.7 million and net proceeds of $0.7 million, after deducting commissions to Jefferies and other offering expenses.

In March 2019, the Company entered into a license and commercialization agreement (the “Sunovion License Agreement”), with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by the Company or any of its affiliates (“Sunovian Licensed Products”) in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Licensed Products have received regulatory approval in Canada.

The Company has also entered into a license agreement with Sinovant Services, Ltd., an affiliate of Roviant Sciences, Ltd. To develop and commercialize Lefamulin in the greater China region (the “Sinovant License Agreement”).  See Note 11 for a description of the Sinovant License Agreement including the realization of certain milestone payments received through September 30, 2019 as well as the potential for additional milestone and royalty payments in future periods.

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

The accompanying consolidated financial information as of September 30, 2019 and for the three months and nine months ended September 30, 2018 and 2019 are unaudited. The December 31, 2018 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2019 and for the three and nine months ended September 30, 2018 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2018 and 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2019.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Since the date of those financial statements, the Company has added the following significant accounting policy with respect to revenue recognition due to the commercial launch of XENLETA in September 2019.

Revenue Recognition—The Company recognizes revenue from sales of its commercial products in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606").

Product Revenue

Beginning in September 2019, the Company began selling its XENLETA product principally to a limited number of specialty distributors in the United States. The distributors place orders with the Company for sufficient quantities of its products to maintain an appropriate level of inventory based on its customers’ anticipated purchase volumes and demand.  The Company recognizes revenue once it has transferred physical possession of the goods and the distributor obtains legal title to the product.  Payment terms between Nabriva and its customers are generally approximately 60 days from the invoice date.  In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of its product.

The transaction price that the Company recognizes as revenue reflects the amount it expects to be entitled to in connection with the sale and transfer of control of product to its customers. At the time that the Company’s customers take control of the product, which is when the Company’s performance obligation under the sales contracts is complete, the Company records product revenues net of applicable reserves for various types of variable consideration. The types of variable consideration are as follows:

•	Fees-for-service
•	Product returns
•	Chargebacks and rebates
•	Government rebates
•	Commercial payer and other rebates
•	Group Purchasing Organizations ("GPO") administration fees
•	Voluntary patient assistance programs

In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand from the specialty pharmacies, hospital demand, buying patterns by hospitals, hospital systems and/or group purchasing organizations and the levels of inventory held by specialty distributors and customers. The Company also analyzes third party end usage product consumption patterns to gauge demand for its products. Making these determinations involves analyzing third party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. The Company receives data periodically from its specialty distributors and customers on inventory levels and historical channel sales mix, and the Company considers this data when determining the amount of the allowances and accruals for variable consideration, however given the recent launch of its XENLETA product this data is limited.

In assessing the amount of net revenue to record, the Company considers both the likelihood and the magnitude of the revenue reversal. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known. The specific considerations the Company uses in estimating these amounts related to variable consideration associated with the Company’s products are as follows:

Fees-for-service – The Company offers discounts and pays certain distributor service fees for sales order management, data, and distribution services which are explicitly stated at contractually determined rates in the customer’s contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized.  In assessing if the consideration paid to the customer should be recorded as a reduction of the transaction price, the Company determines whether the payment is for a distinct good or service or a combination of both.  Since the Company’s distributor fees are not specifically identifiable, it does not consider the fees separate from the distributors’ purchase of the product.  Additionally, distributor services generally cannot be provided by a third party.  Because of these factors, the consideration paid is considered a reduction of revenue.  The Company records its fee-for-service accruals based on distributors’ purchases and the applicable discount rate.

Product returns – Generally, the Company’s customers have the right to return product during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Since the Company currently does not have history of XENLETA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two to three years), the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns.  The Company’s XENLETA product has a thirty-six-month shelf life.

At the end of each reporting period for any of our products, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products.

Chargebacks and rebates – Although the Company primarily sells products to specialty distributors in the United States, the Company also enters into agreements with hospitals and retail pharmacies, either directly or through group purchasing organizations acting on behalf of their members, in connection with the purchase of product. Based on these agreements, certain of the Company’s customers have the right to receive a discounted price on product purchases. The Company typically provides a credit to its specialty distributors customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price.  The calculation of the accrual for chargebacks and rebates is based on estimates of claims and their associated cost that the Company expects to receive associated with product sales that have been recognized as revenue but remain in the distribution channel as inventory at the end of each reporting period.

Government rebates –The Company is subject to discount obligations primarily under state Medicaid and Medicare programs.  The Company estimates its Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payer mix.  These reserves are recorded in the same period the related product revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet.  For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program.  The calculation of the accrual for government rebates is based on estimates of claims and their associated cost that the Company expects to receive associated with product sales that have been recognized as revenue but remain in the distribution channel as inventory at the end of each reporting period.

Commercial payer and other rebates – The Company contracts with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of XENLETA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two years), the Company will be able to place more reliance on historical data related to commercial payer rebates (i.e., actual utilization units) while continuing to rely on third party data related to payer prescriptions and utilization. The calculation of the accrual for commercial payer and other rebates is based on estimates of claims and their associated cost that the Company expects to receive associated with product sales that have been recognized as revenue but remain in the distribution channel as inventory at the end of each reporting period.

GPO administration fees – The Company contracts with GPOs and pays administration fees related to contacting and membership management services provided.  In assessing if the consideration paid to the GPO should be recorded as a reduction in the transaction price, the Company determines whether the payment is for a distinct good or service or a combination of both.  Since GPO fees are not specifically identifiable, the Company does not consider the fees separate from the purchase of the product.  Additionally, the GPO services generally cannot be provided by a third party.  Because of these factors, the consideration paid is considered a reduction of revenue.

Patient assistance – The Company offers certain voluntary patient assistance programs for prescriptions, such as co-pay assistance programs, which are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payers. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product sales that have been recognized as revenue but remains in the distribution channel as inventory at the end of each reporting period.

At the end of each reporting period, the Company will adjust its variable consideration estimates for product returns, chargebacks, and rebates when the Company believes actual experience may differ from current estimates.

The following table summarizes balances and activity of product revenue allowances and reserves:

Total
Balance at December 31, 2018	$—
Provision related to current period sales	575
Adjustment related to prior period sales	—
Credit or payments made during the period	—
Balance at September 30, 2019	$575

The variable consideration for fee for service and estimates for chargebacks are recorded as contra-assets in accounts receivable, net, and other receivables whereas the other variable consideration estimates are recorded in accrued expenses as these payments are not made directly to the Company’s customers.

Cost of product sales

Cost of product sales consists primarily of the direct and indirect manufacturing costs for XENLETA. All manufacturing costs incurred prior to XENLETA’s approval in the United States on August 19, 2019 were expensed in research and development expense.  Costs incurred after the approval date were capitalized as inventory.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.

Adopted as of the current period:

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information has not been restated and will continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not  have to  reassess whether expired or existing contracts are or contain a lease;  and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right of use (“ROU”) assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on the Company’s consolidated balance sheet as of September 30, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining  lease term as of January 1, 2019.  Since none of the Company’s lease agreements provide an implicit rate, the Company estimated an incremental borrowing rate over the lease term based on the information available at January 1, 2019 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $2.0 million on its consolidated balance sheet using an estimated incremental borrowing rate of 9.8%. This ROU asset is recorded in property, plant and equipment, net and the ROU liability is recorded in other non-current liabilities.

3.            Inventory

Inventory is stated at the lower of cost or estimated net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and would record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary.  Inventory at September 30, 2019 consisted of the following:

(in thousands)
Raw materials	$—
Work in process	12
Finished Goods	150
Total Inventory	$162

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Cash equivalent:
Money market funds	$50	$—	$—	$50
Short term investments:
Term deposits	175	—	—	175
Total Assets	$225	$—	$—	$225

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Cash equivalent:
Money market funds	$15,050	$—	$—	$15,050
Short term investments:
Term deposits	175	—	—	175
Total Assets	$15,225	$—	$—	$15,225

There were no transfers between Level 1 and 2 in the nine months ended September 30, 2019 or the year ended December 31, 2018. There were no changes in valuation techniques during the nine months ended September  30, 2019.

As of September 30, 2019, and December 31, 2018, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

	As of	As of
(in thousands)	December 31, 2018	September 30, 2019
Research and development related costs	$5,032	$1,718
Payroll and related costs	7,427	5,719
Accounting, tax and audit services	398	340
Other	1,645	3,886
Total other current liabilities	$14,502	$11,663

6.         Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc. (the “Lender”), pursuant to which a term loan of up to an aggregate principal amount of $75.0 million is available to the Company. The Loan Agreement provides for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of the funding conditions described below and other customary funding conditions, five additional term loan advances comprised of the following; 1) $10.0 million (“Tranche 2 Advance”), 2) $5.0 million (“Tranche 3 Advance”), 3) $10.0 million (“Tranche 4 Advance”), 4) $15.0 million (“Tranche 5 Advance”) and 5) $5.0 million (“Tranche 6 Advance”). On September 20, 2019, the Company borrowed the Tranche 2 Advance, which became available upon the approval by the FDA of its NDA for XENLETA.  On September 26, 2019, the Company entered into an amendment to extend the Tranche 3 Advance which was previously available to the Company through September 30, 2019 upon the approval by the FDA of a NDA for CONTEPO, to June 15, 2020, subject to the Company obtaining a specified amount of net cash proceeds from equity financings and/or upfront proceeds from business development, corporate collaborations or similar arrangements received on or after September 12, 2019 and on or before a specified date and other customary funding conditions.

The Tranche 4 Advance will be available to the Company from January 1, 2020 through December 31, 2020 upon the approval by the FDA of the NDA for CONTEPO and upon the achievement of specified product revenue milestones. The Tranche 5 Advance will be available to the Company from July 1, 2020 through June 30, 2021 upon the approval by the FDA of the NDA for CONTEPO and upon the achievement of specified product revenue milestones. The Tranche 6 Advance will be available to the Company from January 1, 2021 through December 15, 2021 upon the approval by the FDA of the NDA for CONTEPO and upon the achievement of specified product revenue milestones. The Company may request a seventh term loan advance of $5.0 million prior to December 31, 2021 subject to the Lender’s sole discretion.

The term loan bears interest at an annual rate equal to the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. The Loan Agreement provides for interest-only payments through July 1, 2021, which may be incrementally extended from time to time upon the occurrence of certain conditions through January 1, 2022, and repayment of the outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023 (the “Maturity Date”). In addition, the Company is required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date (the “End of Term Fee”). At the Company’s option, the Company may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the Maturity Date. The Company is also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. The Company is also required to satisfy certain performance covenants, including a stipulation that actual net product sales must exceed a specified percentage of the forecasted net product sales over certain specified time periods or the Company will become subject to a financial covenant requiring it to maintain cash balances equal to the greater of the amount outstanding under the term loan or a specified minimum.  The Company was in compliance with all of its Loan Agreement covenants at September 30, 2019.

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

The Company incurred $2.1 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to the Lender, were recorded as debt issuance cost and will be amortized as interest expense using the effective interest method over the term of the loan. The End of Term Fee will also be accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2018 and September 30, 2019 consisted of the following:

	As of	As of
	December 31	September 30
(in thousands)	2018	2019
Term loan payable	$25,000	$35,000
End of term fee	—	305
Unamortized debt issuance costs	(1,990)	(1,845)
Carrying value of term loan	23,010	33,460
Other long-term debt	708	781
Total long-term debt	$23,718	$34,241

Maturities of long-term debt as of September 30, 2019 were as follows:

(in thousands)
2019	$—
2020	—
2021	8,875
2022	17,450
2023	11,889

7.           Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2019	2018	2019
Product revenue, net	$—	$1,445	$—	$1,445
Collaboration revenues	—	5,051	6,500	6,051
Research premium	427	424	1,907	1,168
Government grants	34	—	452	484
Total	$461	$6,920	$8,859	$9,148

The three and nine month period ended September 30, 2019 includes $5.0 million of collaboration revenues recorded from the Sinovant License Agreement (See Note 11) related to a milestone payment that became due upon receipt of FDA approval for XENLETA. The nine month period ended September 30, 2019, includes an upfront payment of $1.0 million under the Sunovion License Agreement that was received in April 2019.  Product revenue, net, relate to sales of XENLETA.  The collaboration revenues for the nine months ended September 30, 2018 reflect the income recorded from the Sinovant License Agreement and included a $5.0 million non-refundable upfront payment received in the first quarter of 2018 as consideration for entering into the Sinovant License Agreement (see Note 11) as well as $1.5 million of variable consideration related a future milestone payment that the Company believed was probable to be met which was received in February 2019.

8.           Share-Based Payments

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

The following table summarizes information regarding the Company’s stock option awards under the SOP 2015 for the nine months ended September 30, 2019:

		Weighted
		average
		exercise	Aggregate
		price in	intrinsic
Stock Option Plan 2015	Options	$ per share	value
Outstanding as of January 1, 2019	2,842,913	8.34
Granted	—	—
Exercised	—	—
Forfeited	(447,634)	8.46
Outstanding as of September 30, 2019	2,395,279	8.32	$—
Vested and exercisable as of September 30, 2019	2,005,152	8.17	$—

Stock-based compensation expense under the SOP 2015 was $2.0 million and $3.6 million for the three and nine months ended September 30, 2019, respectively, and $0.9 million and $2.2 million for the three and nine months ended September 30, 2018, respectively.

The weighted average remaining contractual life of the options as of September 30, 2019 is 6.7 years.

As of September 30, 2019, there was $2.0 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 0.7 years.

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

At September 30, 2019, 7,512,012 ordinary shares were available for issuance under the 2017 Plan.

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

The following table summarizes information regarding the Company’s stock option awards under the 2017 Plan for the nine months ended September 30, 2019:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2017 Plan	Options	per share	value
Outstanding as of January 1, 2019	2,398,425	5.41
Granted	2,463,300	1.95
Exercised	—	—
Forfeited	(351,456)	5.10
Outstanding as of September 30, 2019	4,510,269	3.55	$224
Vested and exercisable as of September 30, 2019	1,002,665	5.70	$1

Stock-based compensation expense under the 2017 Plan was $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2019 was $1.14 per share. The options granted in the nine months ended September

30, 2019 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	61.4% - 63.1%
Expected term of options (in years)	6.1
Range of risk-free interest rate	1.9% - 2.6%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

The weighted average remaining contractual life of the options as of September 30, 2019 is 8.9 years.

As of September 30, 2019, there was $5.7 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 1.4 years.

Restricted Stock Units

During the nine months ended September 30, 2019, the Company granted 479,000 RSUs with a grant date fair value of $1.90 per share, which was the closing price of the Company’s shares on the grant date. These RSUs vest over a period of four years with 25% vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. As of September 30, 2019, there were 479,000 of such RSUs outstanding. For the three and nine months ended September 30, 2019, $57 thousand and $152 thousand, respectively, of stock-based compensation expense was recognized for these RSUs.

During 2018, the Company granted 371,550 RSUs with a grant date fair value of $6.13 per share. Vesting of the RSUs was subject to FDA approval of an NDA for XENLETA.  Fifty percent (50%) of each RSU award vested upon FDA approval, and the remaining fifty percent (50%) will vest on the one- year anniversary of such approval. In connection with the FDA approval that was received in August 2019, the Company recognized compensation expense of $1.0 million for the three and nine month period ended September 30, 2019. No compensation expense was recognized on these awards prior to this date as it was determined that approval was not probable since it was outside of the Company’s control.

The Company has also granted a total of 834,300 RSUs to certain employees with a grant date fair value of $2.16 per share. These RSUs vest in three six-month increments beginning in May 2019 and ending in May 2020. As of September 30, 2019, a total of 256,709 RSUs have vested and were issued and there were 461,586 of such RSUs outstanding. For the three and nine months ended September 30, 2019, $0.2 million and $0.7 million, respectively, of compensation expense was recognized for these RSUs.

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

At September 30, 2019, 1,414,850 ordinary shares were available for issuance under the 2019 Inducement Plan.

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

The following table summarizes information regarding the Company’s stock option awards under the 2019 Inducement Plan for the nine months ended September 30, 2019:

		Weighted
		average
		exercise
		price in $	Aggregate
2019 Inducement Plan	Options	per share	intrinsic value
Outstanding as of January 1, 2019	—	—
Granted	595,150	2.27
Exercised	—	—
Forfeited	(10,000)	2.02
Outstanding as of September 30, 2019	585,150	2.27	$—
Vested and exercisable as of September 30, 2019	—	—	—

Stock-based compensation expense under the 2019 Inducement Plan was $30 thousand and $44 thousand for the three and nine months ended September 30, 2019, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2019 was $1.40 per share. The options granted in the nine months ended September 30, 2019 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	61.6% – 63.7%
Expected term of options (in years)	6.1
Risk-free interest rate	1.42% – 2.34%
Dividend yield	—

The weighted average remaining contractual life of the options as of September 30, 2019 is 9.8 years.

As of September 30, 2019, there was $0.7 million of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 3.8 years.

Inducement Awards Outside of the 2019 Inducement Plan

On July 25, 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based RSUs to the Company’s newly appointed Chief Executive Officer (the “CEO”). These equity awards were granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based restricted share units are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. If the FDA does not approve an NDA for both XENLETA and CONTEPO by January 31, 2020, the performance-based restricted share units will terminate in full.

Stock-based compensation expense for the inducement awards granted outside of the 2019 Inducement Plan was $0.3 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, compared to $0.1 million for each of  the three and nine months ended September 30, 2018. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions. No expense has been recognized to date on the performance based RSUs as it was determined that approval of CONTEPO is not probable since it is outside of the Company’s control.  The significant inputs into the model were as follows:

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

The weighted average remaining contractual life of the options as of September 30, 2019 is 8.8 years.

As of September 30, 2019, there was $1.2 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 1.5 years.

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan (the “2018 ESPP”). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the “ESPP Share Pool”), subject to adjustment as provided for in the 2018 ESPP.  The ESPP Share Pool represented 0.6% of the total number of shares of ordinary shares outstanding as of September 30, 2019. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the lower of the closing share price at the beginning and end of the six-month offering periods commencing November 1 and ending April 30 and commencing May1 and ending October 31 of each year.  Compensation expense recognized for ESPP awards was $0.1 million for the nine month period ended September 30, 2019.

9.          Income Tax (Expense) Benefit

For the three and nine months ended September 30, 2019 the Company recorded a tax benefit of $29 thousand and a tax provision of $80 thousand respectively, compared to an income tax benefit of $151 thousand and an income tax expense of $307 thousand for the corresponding period in the prior year.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at September 30, 2019 and December 31, 2018.

10.            Earnings (Loss) per Share

Basic and diluted loss per share

For the three and nine months ended September 30, 2018 and 2019, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.  Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential common stock equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2019	2018	2019
Net loss for the period	$(52,825)	$(17,795)	$(83,955)	$(59,719)
Weighted average number of shares outstanding	58,442,987	75,161,192	45,369,040	72,153,405
Basic and diluted loss per share	$(0.90)	$(0.24)	$(1.85)	$(0.83)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2019	2018	2019
Stock option awards	5,936,724	8,340,698	5,936,724	8,340,698
Restricted stock units	508,100	1,289,111	508,100	1,289,111

11.          Sinovant and Sunovion License Agreements

Sinovant License Agreement

In March 2018, the Company entered into a license agreement (the “ Sinovant License Agreement”), with Sinovant Sciences, Ltd. (“Sinovant”), an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, the Company’s wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin (the “Sinovant Licensed Products”), in the People’s Republic of China, Hong Kong, Macau, and Taiwan (together the “Territory”).

Under the  Sinovant License Agreement, Sinovant and the Company’s subsidiaries have established a joint development committee (the “JDC’), to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application (“CTA”), by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019.  Additionally, in connection with the FDA approval for lefamulin the Company received a $5.0 million milestone payment in the third quarter of 2019.  The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. The Company will also be eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Territory.  The Company has recorded the payments received to date as collaboration revenue in the consolidated statement of operations. The future regulatory and commercial milestone payments will be recorded during the period the milestones become probable of achievement.

Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Sinovant Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sinovant Licensed Products in the Territory. The Company is obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant a sufficient supply of lefamulin for Sinovant to manufacture finished drug products for development and commercialization of the Sinovant Licensed Products in the Territory.

Unless earlier terminated, the Sinovant License Agreement will expire upon the expiration of the last royalty term for the last Sinovant Licensed Product in the Territory, which the Company expects will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non-exclusive, fully-paid, royalty-free and irrevocable. The Sinovant License Agreement may be terminated in its entirety by Sinovant upon 180 days’ prior written notice at any time.  Either party may, subject to specified cure periods, terminate the Sinovant License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the Sinvant License Agreement under specified circumstances relating to the other party’s insolvency. The Company has the right to terminate the Sinovant License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates (subject to specified cure periods).  The Sinovant License Agreement contemplates that the Company will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize the Licensed Products in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC will establish a joint development committee (the “Sunovian JDC”), to review and oversee regulatory approval and commercialization plans in the Territory. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory.

The Company has identified two performance obligations at inception: (1) the delivery of the exclusive license to Sunovion, which the Company has determined is a distinct license of functional intellectual property that Sunovion has obtained control of; and, (2) the participation in the Sunovian JDC. The $1.0 million non-refundable upfront payment was allocated entirely to the delivery of the license as the Sunovian JDC deliverable was deemed to be de minimis. Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestones become probable of achievement.

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

For the lease agreement in Vienna Austria, the Company can terminate the lease without the landlord’s consent and without paying a termination penalty by giving six months’ notice to the landlord. The agreement provides for a monthly base fixed amount. The Company is in the process of determining the appropriate space needed in the building based on its needs. As a result, the Company may negotiate a new lease or evaluate additional or alternate spaces. As such, the Company has classified the agreement as a short-term lease. During the third quarter of 2019, the Company subleased certain space at its leased cost.

In March 2019, the Company entered into a  lease agreement for office space in Dublin, Ireland which expires on April 30, 2021. The agreement can be automatically renewed  by both parties equal to the current lease term but for no less than three months. The agreement provides for a monthly based fixed amount of 7,000 euros beginning on the commencement date which was in May 2019.

In addition to the monthly base amounts under the lease agreements, the Company is required to pay its proportionate share of real estate taxes and operating expenses during the lease term for the King of Prussia lease.

For the three and nine months ended September 30, 2019, the Company’s operating lease expense was $0.4 million and $1.1 million, respectively.

As of September 30, 2019, the lease term of the King of Prussia operating leases was 4.2 years and the discount rate was 9.8%.

As of September 30, 2019, other information related to the operating leases were as follows:

Operating Cash Flow Supplemental Information:

(in thousands)	September 30, 2019
Cash paid for amounts included in the measurement of the operating lease liabilities	$389
Right-of-use assets obtained in exchange for operating lease obligations	$1,730

The following table sets forth by year the required future payments of operating lease liabilities:

(in thousands)	September 30, 2019
Remainder of 2019	$126
2020	507
2021	515
2022	522
2023	533
Total lease payments	2,203
Less imputed interest	(412)
Present value of operating lease liabilities	1,792

The following table sets forth by year the minimum expected lease payments under non-cancelable operating leases as of December 31, 2018:

(in thousands)	December 31, 2018
2019	$515
2020	507
2021	515
Total lease payments	$1,537

Legal Proceedings

On May 8, 2019, a putative class action lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York, captioned Larry Enriquez v. Nabriva Therapeutics PLC, and Ted Schroeder, No. 19-cv-04183. The complaint purported to be brought on behalf of shareholders who purchased the Company's securities between November 1, 2018 and April 30, 2019. The complaint generally alleged that the Company and its Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning the Company's submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint sought unspecified damages, attorneys' fees, and other costs.

On May 22, 2019, a second putative class action lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York, captioned Anthony Manna v. Nabriva Therapeutics PLC, and Ted Schroeder, No. 19-cv-04713. The complaint purported to be brought on behalf of shareholders who purchased the Company's securities between November 1, 2018 and April 30, 2019. The allegations made in the Manna complaint were similar to those made in the Enriquez complaint, and the Manna complaint sought similar relief. On May 24, 2019, these two lawsuits were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff's selection of lead counsel on July 22, 2019.

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on November 4, 2019. The Company intends to file a pre-motion letter to dismiss with the court by the November 18, 2019 deadline, setting forth why a motion to dismiss is warranted.

The Company denies any and all allegations of wrongdoing and intends to vigorously defend against this lawsuit. The Company is unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company's directors' and officers' liability insurance would have a material adverse effect on its financial condition and business. In addition, the litigation could adversely impact the Company's reputation and divert management's attention and resources from other priorities, including the execution of its business plan and strategies that are important to the Company's ability to grow its business, any of which could have a material adverse effect on the Company's business.

Other Commitments and Contingencies

The Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the nine months ended September 30, 2019, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, relating to  contract research organizations and contract manufacturing organizations.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 12, 2019. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections.  In August 2019, our first product was approved by the FDA and we made it available in the United States in September 2019 under the brand name XENLETA.  XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team.  It inhibits the synthesis of bacterial protein, which is required for bacteria to grow by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes.  Based on results from two global, Phase 3 clinical trials, we believe that XENLETA is well-positioned for use as a first-line monotherapy for the treatment of CABP due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and intravenous, or IV, formulations and a generally well-tolerated safety profile.  We believe XENLETA represents a potentially important new treatment option for the five million adults in the United States diagnosed with CABP each year.

We currently have a team of regional business directors and medical science liaisons in the field performing educational and market development activities. In connection with our commercial launch of XENLETA, we hired a targeted hospital-based sales force to promote XENLETA which we also intend to utilize to market CONTEPO, if approved.

We also submitted a marketing authorization application for XENLETA for the treatment of CABP in adults in Europe in May 2019.  On June 24, 2019, we announced that the European Medicines Agency, or the EMA determined that our MAA for XENLETA is valid.  Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process and an opinion of the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the second half of 2020.

We submitted a new drug application (“NDA”) for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the U.S. Food and Drug Administration, or the FDA’s, 505(b)(2) pathway, in October 2018. The FDA has granted fast track designation to CONTEPO under the Generating Antibiotics Incentives Now Act, or the GAIN Act. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with our NDA for CONTEPO for the treatment of cUTI, including AP, stating that is was unable to approve the application in its current form.  Specifically, the CRL requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer.  We held a “Type A” meeting with the FDA in July 2019 to discuss its findings and we anticipate resubmitting our NDA seeking marketing approval for CONTEPO in the coming weeks.  However, we cannot predict when CONTEPO will receive marketing approval, if at all.

Since inception, we have incurred significant operating losses. As of September 30, 2019, we had an accumulated deficit of $453.7 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years.  Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.

Although we have a debt facility with Hercules Capital, Inc. (See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional details) that may potentially enable us to borrow additional funds, based on our current plans, we will need to obtain substantial additional funding in connection with our continuing operations.  Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization effort.

Acquisition of Zavante

On July 24, 2018, we acquired Zavante,  or the Acquisition, a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection) to improve the outcomes of hospitalized patients pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement.

CONTEPO is a potentially first-in-class epoxide IV antibiotic in the United States with a broad spectrum of bactericidal Gram-negative and Gram-positive activity, including activity against many contemporary multi-drug resistant, or MDR, strains that threaten hospitalized patients. IV fosfomycin has an extensive commercial history in markets outside the United States, where it has been used broadly for over 45 years to treat a variety of indications, including cUTIs, bacteremia, pneumonia and skin infections.  CONTEPO inhibits the bacteria’s ability to form a cell wall, which is critical for the cell’s survival and growth. It works at an earlier and different stage of cell wall synthesis than other injectable antibiotics, differentiating its mechanism of action from approved injectable antibiotics. CONTEPO utilizes a dosing approach developed by Zavante for the United States that is designed to optimize the product candidate’s pharmacokinetics and pharmacodynamics in order to improve treatment outcomes. The CONTEPO development program has focused on obtaining marketing approval in the United States for the treatment of cUTIs, including AP.

Upon the closing of the Acquisition, or the Closing, we issued 7,336,906 of our ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that were issued in July 2019 upon release of the Holdback Shares (as defined below) constituted approximately 19.9% of our ordinary shares outstanding as of immediately prior to the Closing, or the Upfront Shares.

Pursuant to the Merger Agreement, former Zavante stockholders and other equity holders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from us up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of an NDA from the FDA, for fosfomycin for injection for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones, or the Net Sales Milestone Payments with the first commercial milestone becoming payable when CONTEPO exceeds $125 million in net sales in a calendar year.

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

In connection with the closing of the Acquisition, we have assumed other agreements entered into by Zavante, including, among others, an research and development  office lease, a collaboration agreement governing the supply and manufacturing agreements described above and a commercial packaging agreement.

We accounted for the Acquisition as an asset acquisition as the arrangement did not meet the definition of a business pursuant to the guidance prescribed in Accounting Standards Codification Topic 805, Business Combinations. We concluded the Acquisition did not meet the definition of a business because the transaction principally resulted in the acquisition of the exclusive rights to IV fosfomycin in the U.S. which is a single identifiable asset and represents substantially all the fair value of the assets acquired.

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

Under the Sinovant License Agreement, Sinovant and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone is a $1.5 million payment for the submission of a clinical trial application by Sinovant to the Chinese Food and Drug Administration, that was received in February 2019. An additional $5.0 million milestone payment was received in the third quarter of 2019 due to the approval of XENLETA from the FDA in August 2019.  The remaining milestone payments are tied to additional regulatory approvals and annual sales targets. In addition, we will be eligible to receive low double-digit royalties on sales, if any, of Licensed Products in the Territory.

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

License Agreement with Sunovion Pharmaceutics Canada Inc.

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

Financial Operations Overview

Revenue

In September 2019, in connection with our commercial launch of XENLETA we recorded $1.4 million of product revenues net as XENLETA was purchased by our wholesale customers.  Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA.

In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. We held a “Type A” meeting with the FDA to discuss its findings in July 2019 and anticipate resubmitting our NDA in the weeks ahead. We cannot predict when CONTEPO will receive marketing approval, if at all. We may also enter into collaboration agreements with third parties and we may generate revenue from those agreements.

Our revenue during the three and nine months ended September 30, 2019, included $5.0 million of collaboration revenues from the Sinovant License Agreement related to the approval of XENLETA. The corresponding prior year periods included a $5.0 million non-refundable upfront payment received as consideration for entering into the Sinovant License Agreement as well as $1.5 million of variable consideration related to a future milestone payment that we believed was probable to be met and was ultimately received in February 2019. Revenue also includes governmental research premiums, non-refundable government grants and the benefit of government loans at below-market interest rates, which are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2018.

Research and Development Expenses

Research and development expenses represented 65.8% and 31.9% of our total operating expenses for the nine months ended September 30, 2018 and 2019, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Nine Months Ended
	September 30,
(in thousands)	2018	2019
Direct Costs
XENLETA	$13,986	$7,737
CONTEPO	491	3,781
FDA filing fee refund	—	(2,589)
Other programs and initiatives	53	994
Indirect Costs	14,340	11,290
In-process research and development	31,930	—
Total	$60,800	$21,213

We expect to continue to incur research and development expenses in connection with our activities related to our planned MAA filings for marketing approval of lefamulin for the treatment of CABP, our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, the pursuit of the clinical development of lefamulin and CONTEPO for additional indications and engagement in earlier stage research and development activities. It is difficult to estimate the duration and completion costs of our research and development programs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 34.2% and 68.1% of our total operating expenses for the nine months ended September 30, 2018 and 2019, respectively.

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation not related to research and development activities for personnel in our finance, information technology, commercial, medical affairs and administrative functions. Selling, general and administrative expenses also include costs related to professional fees for auditors, lawyers and tax advisors and consulting fees not related to research and development operations, as well as functions that are partly or fully outsourced by us, such as accounting, payroll processing and information technology.

We expect selling, general and administrative expenses to increase with the expansion of our staff primarily related to our commercial sales force for the commercialization of XENLETA.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2018. During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies, other than as described in Note 2 to our unaudited consolidated financial statements included elsewhere in this Form 10‑Q.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2019

	Three Months Ended September 30,
(in thousands)	2018	2019	Change
Consolidated Operations Data:
Revenues	$461	$6,920	$6,459
Costs and Expenses:
Cost of product sales	—	(15)	(15)
Research and development expenses	(40,804)	(5,601)	35,203
Selling, general and administrative expenses	(12,582)	(18,503)	(5,921)
Total operating expenses	(53,386)	(24,119)	29,267
Loss from operations	(52,925)	(17,199)	35,726
Other income (expense):
Other income (expense), net	(54)	(10)	44
Interest income (expense), net	3	(615)	(618)
Loss before income taxes	(52,976)	(17,824)	35,152
Income tax benefit	151	29	(122)
Net loss	$(52,825)	$(17,795)	$35,030

Revenues

Revenues increased by $6.5 million from $0.5 million for the three months ended September 30, 2018 to $6.9 million for the three months ended September 30, 2019, primarily due a $5.1 million increase in collaboration revenue and a $1.4 million increase in net product sales associated with the launch of XENLETA.

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of our XENLETA product.  Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of the Company’s control and therefore not considered probable.  As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed.  As a result, we anticipate that our cost of product sales will remain at relatively low levels for a period of time until our initial pre-launch inventory stock will be distributed by our customers based on end user consumption demand.

Research and Development Expenses

Research and development expenses decreased by $35.2 million from $40.8 million for the three months ended September 30, 2018 to $5.6 million for the three months ended September 30, 2019. The decrease was primarily due to  $31.9 million of in-process research and development expenses associated with the acquisition of Zavante assets recognized in 2018, a $2.7 million decrease in research materials and purchased services related to the development of XENLETA, a $2.6 million decrease in research consulting fees, and a $0.3 million decrease in staff costs, partly offset by a $2.0 million increase in stock-based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $5.9 million from $12.6 million for the three months ended September 30, 2018 to $18.5 million for the three months ended September 30, 2019. The increase was primarily due to a $3.2 million increase of advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees, a $1.4 million increase in staff costs due to the addition of employees, a $0.7 million increase in stock-based compensation expense, a $0.7 million increase in legal fees, a $0.3 million increase in infrastructure costs and a $0.2 million increase in travel and other corporate costs.

Other Income (Expense), net

Other income (expense), net, decreased by $44 thousand for the three months ended September 30, 2019, that was primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net increased by $0.6 million due the incurrence of indebtedness under our term loan, or the Loan Agreement, with Hercules in December 2018.  See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Income Tax Benefit

Our income tax benefit was $0.2 million for the three months ended September 30, 2018 compared to an income tax benefit of $29 thousand for the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2018 and 2019

	Nine Months Ended September 30,
(in thousands)	2018	2019	Change
Consolidated Operations Data:
Revenues	$8,859	$9,148	$289
Costs and Expenses:
Cost of product sales	—	(15)	(15)
Research and development expenses	(60,800)	(21,213)	39,587
Selling, general and administrative expenses	(31,555)	(45,339)	(13,784)
Total operating expenses	(92,355)	(66,567)	25,788
Loss from operations	(83,496)	(57,419)	26,077
Other income (expense):
Other income (expense), net	(172)	116	288
Interest income (expense), net	20	(2,336)	(2,356)
Loss before income taxes	(83,648)	(59,639)	24,009
Income tax expense	(307)	(80)	227
Net loss	$(83,955)	$(59,719)	$24,236

Revenues

Revenues increased by $0.3 million from $8.9 million for the nine months ended September 30, 2018 to $9.1 million for the nine months ended September 30, 2019, primarily due to a $1.4 million increase in product revenues associated with the launch of our product, XENLETA, partially offset by a decrease in research premium provided to us by the Austrian government as a result of a decrease in our research and development expenses for which we can receive grant revenue.

Cost of product sales

Cost of product sales primarily represents the direct and indirect manufacturing costs of our XENLETA product.  Prior to the FDA approval of XENLETA, the inventory costs for the product were expensed as research and development expenses since the approval was outside of the Company’s control and therefore not considered probable.  As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed.  As a result, we anticipate that our cost of product revenue will remain at relatively low levels for a period of time until our initial pre-launch inventory stock is sold.

Research and Development Expenses

Research and development expenses decreased by $39.6 million from $60.8 million for the nine months ended September 30, 2018 to $21.2 million for the nine months ended September 30, 2019. The decrease was primarily due to $31.9 million for in-process research and development expenses associated with the acquisition of Zavante assets in 2018, a $5.7 million decrease in research materials and purchased services related to the development of lefamulin, and a $2.4 million decrease in research consulting fees.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $13.8 million from $31.6 million for the nine months ended September 30, 2018 to $45.3 million for the nine months ended September 30, 2019. The increase was primarily due to a $5.0 million increase in staff costs due to the addition of employees, a $4.6 million increase of advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees, a $2.6 million increase in stock-based compensation expense, a $0.7 million increase in infrastructure costs and a $0.8 million increase in legal fees.

Other Income (Expense), net

Other income (expense), net decreased by $0.3 million from $0.2 million of expense for the nine months ended September 30, 2018 to $0.1 million of income for the nine months ended September 30, 2019. The change was due to remeasurements of our foreign currency cash balances.

Interest Income (Expense), net

Interest income (expense), net increased by $2.4 million due the incurrence of indebtedness under our Loan Agreement with Hercules in December 2018.  See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Income Tax Expense

Our income tax expense was $0.3 million for the nine months ended September 30, 2018 compared to $0.1 million for the nine months ended September 30, 2019.  The change to income tax expense was primarily due to the recognition of a valuation allowance on deferred tax assets in 2018.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings and research, development support from governmental grants and loans and proceeds from licensing agreements.

In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, or the Loan Agreement, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we borrowed an additional $10.0 million in connection with the approval by the FDA of the NDA for XENLETA.  See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on the terms associated with the remaining term loans potentially available to the Company and the costs and other conditions associated with this funding source.

In March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we could previously offer and sell our ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. We terminated the Cantor ATM Agreement effective as of June 24, 2019. We did not incur any penalties as a result of the termination of the Cantor ATM Agreement. As of the effective date of the termination of the Cantor ATM Agreement, we had issued and sold an aggregate of 10,316,190 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds of $36.3 million, after deducting commissions and offering expenses. The approximately $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination. During the second quarter of 2019, under the Cantor ATM Agreement, we issued and sold an aggregate of 1,221,273 ordinary shares and received gross proceeds of $3.5 million and net proceeds of $3.4 million.

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of September 30, 2019, we have issued and sold and aggregate of 4,101,282 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $9.6 million and net proceeds of $9.0 million, after deducting commissions to Jefferies and other offering expenses.  From September 30, 2019 through the date of this filing, we issued and sold an aggregate of 356,280 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $0.7 million and net proceeds of $0.7 million, after deducting commissions to Jefferies and other offering expenses.

As of September 30, 2019, we had cash and cash equivalents,  and short-term investments of $78.3 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2019:

	Nine Months Ended September 30,
(in thousands)	2018	2019
Net cash (used in) provided by:
Operating activities	$(50,492)	$(56,405)
Investing activities	(4,375)	131
Financing activities	68,596	32,680
Effects of foreign currency translation on cash	(167)	(80)
Net increase (decrease) in cash and cash equivalents	$13,562	$(23,674)

Operating Activities

Cash flow used in operating activities increased by $5.9 million from $50.5 million for the nine months ended September 30, 2018 to $56.4 million for the nine months ended September 30, 2019 primarily due to a $3.0 million increase in net loss, after removing the impact of non-cash amounts included in net loss in both periods and higher working capital of $2.9 million primarily due to decreases in accrued expenses and other current liabilities.

Investing Activities

Cash flow used in investing activities increased by $4.5 million for the nine months ended September 30, 2019 primarily due to transaction costs related to the acquisition of Zavante assets in 2018.

Financing Activities

Cash flow generated from financing activities decreased by $35.9 million for the nine months ended September 30, 2019 due to higher proceeds generated from equity financing activities in the nine months ended September 30, 2018, partially offset by the $10.0 million of long-term borrowings received through our debt facility in connection with the FDA approval of XENLETA, in the nine months ended September 30, 2019.

Operating and Capital Expenditure Requirements

We anticipate that our expenses will increase as we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. In addition, our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

In addition, our expenses will increase if and as we:

•

expand our medical affairs, sales, marketing and distribution infrastructure and build up inventory of finished product and its components to commercialize any product candidates for which we have or may receive marketing approval;

•	establish and expand manufacturing arrangements with third parties;
•	initiate or continue the research and development of lefamulin and CONTEPO for additional indications and of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek marketing approval for any product candidates that successfully complete clinical development;
•	in-license or acquire other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	draw additional funds under the Loan Agreement with Hercules;
•	expand our physical presence in the United States and Ireland; and,
•

add operational, financial and management information systems and personnel, including personnel to support our product development, our operations as a public company and our commercialization efforts.

We expect that our existing cash, cash equivalents and short-term investments as of September 30, 2019, proceeds from the sale of ordinary shares under the Jefferies ATM Agreement from September 30, 2019 until the date of this filing of $0.7 million and anticipated net product sales and research premiums from the Austrian government for our qualified research and development expenditures will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement with Hercules. We may be eligible to borrow up an additional $40.0 million under our Loan Agreement with Hercules as discussed in Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q.

We expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization, as well as investing in our supply chain, in an effort to enhance the commercial launch of XENLETA and the potential launch of CONTEPO.

Our future capital requirements will depend on many factors, including:

•	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and CONTEPO;

•	the costs, timing and outcome of regulatory review of lefamulin in Europe and for any other indications and CONTEPO;
•

the costs of commercialization activities for XENLETA and potentially CONTEPO if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO, if approved;

•	the commercial success of XENLETA and the amount and frequency of reorders by our wholesale customers;
•	subject to receipt of marketing approval, revenue received from commercial sales of CONTEPO;
•	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
•	our ability to establish collaborations on favorable terms, if at all;
•	the scope, progress, results and costs of product development of any other product candidates that we may develop;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
•	the continued availability of Austrian governmental grants;
•	the rate of the expansion of our physical presence in the United States and Ireland; and
•	the costs of operating as a public company in the United States.

Conducting clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. Our commercial revenues, if any, will be derived from sales of XENLETA, CONTEPO or any other products that we successfully develop, in-license or acquire. In addition, XENLETA and, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Capital Expenditures

Capital expenditures were $0.2 million for each of the nine months ended September 30, 2018 and 2019. We made no significant investments in intangible assets during the nine months ended September 30, 2018 and 2019.

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

Interest rate risk may arise from short-term or long-term debt. As of September 30, 2019, we had no debt that exposed us to interest rate risk. As of September 30, 2019, we had neither significant long-term interest-bearing assets nor significant long-term interest-bearing liabilities, other than a de minimis government loan we have received at a below-market rate of interest from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG). Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and accordingly we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. Based on our current operating plans, we expect that our existing cash, cash equivalents and short-term investments as of September 30, 2019, as well as net proceeds from the sale of ordinary shares under its “at the market” offering facility with Jefferies LLC from October 1, 2019 through the date of this filing of $0.7 million, anticipated net product revenues and research premiums from the Austrian government for our qualified research and development expenditures will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings, including additional advances under the Loan Agreement.

We expect to continue to invest in critical commercialization activities and we expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization, as well as investing in our supply chain in an effort to enhance the commercial launch of XENLETA and potential launch of CONTEPO.

If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant additional commercialization expenses related to distribution and manufacturing. Our expenses will increase if we suffer any delays in our clinical programs, including regulatory delays, or are required to conduct additional clinical trials to satisfy regulatory requirements. We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively). The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2019, we recognized revenues from the sales of commercial products and implemented new controls and processes to report this new revenue stream, including controls around accruals for variable consideration estimates and monthly reviews of journal entries related to product sales.

There were no other changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On May 8, 2019, a putative class action lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York, captioned Larry Enriquez v. Nabriva Therapeutics PLC, and Ted Schroeder, No. 19-cv-04183. The complaint purported to be brought on behalf of shareholders who purchased the Company's securities between November 1, 2018 and April 30, 2019. The complaint generally alleged that the Company and its Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning the Company's submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint sought unspecified damages, attorneys' fees, and other costs.

On May 22, 2019, a second putative class action lawsuit was filed against the Company and its Chief Executive Officer in the United States District Court for the Southern District of New York, captioned Anthony Manna v. Nabriva Therapeutics PLC, and Ted Schroeder, No. 19-cv-04713. The complaint purported to be brought on behalf of shareholders who purchased the Company's securities between November 1, 2018 and April 30, 2019. The allegations made in the Manna complaint were similar to those made in the Enriquez complaint, and the Manna complaint sought similar relief. On May 24, 2019, these two lawsuits were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff's selection of lead counsel on July 22, 2019.

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on November 4, 2019. The Company intends to file a pre-motion letter to dismiss with the court by the November 18, 2019 deadline, setting forth why a motion to dismiss is warranted.

The Company denies any and all allegations of wrongdoing and intends to vigorously defend against this lawsuit. The Company is unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to the Company and for which it incurs substantial costs or damages not covered by the Company's directors' and officers' liability insurance would have a material adverse effect on its financial condition and business. In addition, the litigation could adversely impact the Company's reputation and divert management's attention and resources from other priorities, including the execution of its business plan and strategies that are important to the Company's ability to grow its business, any of which could have a material adverse effect on the Company's business.

ITEM 1A.  RISK FACTORS

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Form 10‑Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $59.7 million for the nine months ended September 30, 2019, $114.8 million for the year ended December 31, 2018 and $74.4 million for the year ended December 31, 2017. As of September 30, 2019, we had an accumulated deficit of $453.7 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and preparation for the commercial sale of our products. We have only recently completed development of and begun to commercialize our first product, XENLETA (lefamulin), and have not developed any other drugs that have received regulatory approval.  XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults.  We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA and, if it receives marketing approval, CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We also expect to continue to invest in critical pre-commercialization activities prior to potentially receiving marketing approval and making CONTEPO available to patients.

In September 2017, we announced positive topline results from our first Phase 3 global, pivotal clinical trial of XENLETA, which we refer to as Lefamulin Evaluation Against Pneumonia 1, or LEAP 1.  In May 2018, we announced positive topline results from our second Phase 3 global, pivotal clinical trial of XENLETA, which we refer to as Lefamulin Evaluation Against Pneumonia 2, or LEAP 2. LEAP 2 evaluated the safety and efficacy of five days of oral XENLETA compared to seven days of oral moxifloxacin in adult patients with moderate community-acquired bacterial pneumonia, or CABP. We submitted two NDAs for marketing approval of XENLETA for the treatment of CABP in adults in the United States in December 2018 and received approval in August 2019. On September 9, 2019, the oral and intravenous formulations of XENLETA became commercially available in the United States through major specialty distributors.  We also submitted a marketing authorization application, or MAA, for XENLETA for the treatment of community-acquired pneumonia, or CAP, in adults in Europe in May 2019, which the MAA determined was valid in June 2019. We also continue to characterize the clinical pharmacology of XENLETA. We expect to incur significant additional sales, marketing, distribution and manufacturing expenses related to XENLETA and if approved, CONTEPO.

In June 2016, the first patient was enrolled by Zavante Therapeutics, Inc., or Zavante, in its pivotal ZTI-01 Efficacy and Safety Study of CONTEPO, which we refer to as the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. The ZEUS Study was a multicenter, randomized, parallel-group, double-blind Phase 2/3, pivotal clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of seven days of treatment, or up to fourteen days of treatment for patients with concurrent bacteremia, with CONTEPO compared to piperacillin-tazobactam, or PIP-TAZ, in the treatment of hospitalized adults with complicated urinary tract infections, or cUTIs or acute pyelonephritis, or AP. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018.  In June 2018, Zavante initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. We anticipate completing enrollment in this study in late 2020. We also intend to continue to characterize the clinical pharmacology of CONTEPO. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The Complete Response Letter requested that issues related to facility inspections and manufacturing deficiencies at our active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. In response, we requested a “Type A” meeting with the FDA to discuss its findings, which occurred in July 2019.  We anticipate resubmitting an NDA for marketing approval of CONTEPO for injection for the treatment of cUTI, including AP, in the weeks ahead.  We cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

On July 24, 2018, we completed our acquisition, or the Acquisition of Zavante. Upfront consideration in connection with the Acquisition was 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Agreement and Plan of Merger, dated July 23, 2018, or the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us up to $97.5 million in contingent consideration, consisting of the Approval Milestone Payment and the Net Sales Milestone Payment (each as defined below), subject to the terms and conditions of the Merger Agreement. In connection with the Acquisition, we assumed certain payment obligations under the Stock Purchase Agreement and Zavante manufacturing agreements acquired in the Acquisition. See “—  Risks Related to Our Acquisition of Zavante—We may fail to realize the anticipated benefits of our Acquisition of Zavante, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.”

In addition, our expenses will increase if and as we:

•	initiate or continue the research and development of XENLETA and CONTEPO for additional indications and of our other product candidates;
•	seek to develop additional product candidates;
•	seek marketing approval for any product candidates that successfully complete clinical development;
•	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
•

continue to build a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize XENLETA and any other product candidates for which we receive marketing approval;

•	in-license or acquire other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	expand our physical presence in the United States and Ireland;
•	incur additional debt;
•	establish and expand manufacturing arrangements with third parties; and
•

add operational, financial and management information systems and personnel, including personnel to support our product development, our operations as a larger company following the Acquisition and our operations as a public company in addition to our commercialization efforts.

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and CONTEPO. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. We cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. This will require us to be successful in a range of challenging activities, including:

•	obtaining marketing approval for CONTEPO;
•	expanding medical affairs, sales, marketing and distribution capabilities to effectively market and sell XENLETA and CONTEPO, if approved, in the United States;
•	establishing and maintaining collaboration, distribution or other marketing arrangements with third parties to commercialize XENLETA in markets outside the United States;
•	protecting our rights to our intellectual property portfolio related to XENLETA and CONTEPO;
•	establishing and maintaining arrangements for the manufacture of and obtaining commercial quantities of XENLETA and CONTEPO; and
•	negotiating and securing adequate reimbursement from third-party payors for XENLETA and CONTEPO , if approved.

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

We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to continue to incur substantial costs in connection with our ongoing activities, particularly as we commercially launch XENLETA and seek marketing approval for CONTEPO and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

Furthermore, we expect to continue to incur additional costs to service our current debt and any potential future draws on the Loan Agreement (as defined below) and costs associated with operating as a public company and as a company with a commercial rather than a research and development focus. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

We expect that our cash, cash equivalents and short-term investments as of September 30, 2019 and proceeds from the sale of ordinary shares under the Jefferies ATM Agreement (as defined below) from September 30, 2019 until the date of this filing of $0.7 million, and anticipated revenues, will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, equity or debt financings, including additional advances under the Loan Agreement. We may be eligible to borrow up to an additional $40.0 million under the Loan Agreement if we achieve specified regulatory and product revenue milestones and other financing conditions.

We expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization, as well as investing in our supply chain in an effort to enhance the commercialization of XENLETA and the potential commercial launch of CONTEPO.

Our future capital requirements will depend on many factors, including:

•	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and CONTEPO;
•	the costs, timing and outcome of regulatory review of CONTEPO;
•

the costs of commercialization activities for XENLETA and CONTEPO if we receive marketing approval for CONTEPO, including the costs and timing of establishing product sales, marketing distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO;

•	revenue received from commercial sales of XENLETA and, subject to receipt of marketing approval, CONTEPO;
•	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
•	our ability to establish collaborations on favorable terms, if at all;
•	the scope, progress, results and costs of product development of any other product candidates that we may develop;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
•	the continued availability of Austrian governmental grants;
•	the rate of the expansion of our physical presence in the United States and Ireland;
•	interest expense on our debt and the eventual repayment of our debt obligations;
•	the costs of operating as a company with a commercial rather than a research and development focus; and
•	the costs of operating as a public company in the United States;

Our commercial revenues will be derived from sales of XENLETA, and from CONTEPO, if approved, or any other products that we successfully develop, in-license or acquire. XENLETA is our only product that is commercially available.  XENLETA or, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. If we fail to generate sufficient revenues from the sale of XENLETA or the commercialization of CONTEPO or any other product candidate that we successfully develop, in-license or acquire, we will need to obtain substantial additional financing to achieve our business objectives.

Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our security holders, restrict our operations or require us to relinquish certain rights to our technologies, products or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and funding from local and international government entities and non-government organizations in the disease areas addressed by our products or product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our security holders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our security holders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. In addition, debt service obligations under any debt financings may limit the availability of our cash for other purposes, and we may be unable to make interest payments or repay the principal of such debt financings when due.

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 4,457,562 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $10.3 million, and net proceeds of $9.7 million, after deducting commissions and offering costs.  We previously entered into a Controlled Equity Offering SM  Sales Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. The approximately $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination. If a large number of our ordinary shares is sold in the public market after they become eligible for sale or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

In addition, in connection with the closing of the Acquisition, we issued 7,336,906 of our ordinary shares to former Zavante stockholders as initial upfront consideration and following the one year anniversary of the closing of the Acquisition on July 25, 2019, we issued an additional 815,186 ordinary shares to the former Zavante stockholders that had been subject to reduction in respect of certain indemnification and other obligations pursuant to the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones. The issuance of our ordinary shares to satisfy the milestone payments will cause dilution to our security holders, and the sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, preparing and filing NDAs for our product candidates, and the initial commercial launch of XENLETA. We have not yet demonstrated our ability to conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Also, we may encounter delays or difficulties in our efforts to, or fail to, successfully integrate the operations of Zavante into our business and CONTEPO into our business strategy. Moreover, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On December 20, 2018, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., as administrative agent, collateral agent and lender, pursuant to which an aggregate principal amount of up to $75.0 million is available to us. As of September 30, 2019, we have drawn down on the initial term loan advance under the Loan Agreement of $25.0 million and an additional $10.0 million advance that we became eligible to borrow following the approval by the FDA of the NDA for XENLETA.

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

Failure to satisfy our current and future debt obligations under the Loan Agreement could result in an event of default and, as a result, the lender under the Loan Agreement could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, the lender could seek to enforce their security interests in the assets securing such indebtedness.

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

We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. The Loan Agreement contains a performance covenant that stipulates if actual net product sales do not exceed a specified percentage of the forecasted net product sales over certain specified time periods, we will become subject to a financial covenant requiring us to maintain cash balances equal to the greater of the amount outstanding under the term loan and a specified minimum.

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

We and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.

On May 8, 2019, a putative class action lawsuit was filed against us and our Chief Executive Officer.  The complaint generally alleged that we and our Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning our submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint sought unspecified damages, attorneys’ fees, and other costs. On May 22, 2019, a second putative class action lawsuit was filed against us and our Chief Executive Officer.  The allegations made in that complaint were similar to those made in the May 8 complaint, and the complaint sought similar relief. On May 24, 2019, the two actions were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 22, 2019.  On September 23, 2019, the plaintiff filed an amended complaint, adding our Chief Financial Officer and Chief Medical Officer as defendants.  The amended compliant includes allegations similar to those made in the original complaints and seeks similar relief.  The Company’s pre-motion letter to dismiss the amended compliant was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via letter on November 4, 2019.  The Company intends to file a pre-motion letter to dismiss with the court by the November 18, 2019 deadline, setting forth why a motion to dismiss is warranted.

We and our Chief Executive Officer, Chief Financial Officer and Chief Medical Officer deny any and all allegations of wrongdoing and intend to vigorously defend against this lawsuit. We are unable, however, to predict the outcome of this matter at this time. Moreover, any conclusion of this matter in a manner adverse to us and for which we incur substantial costs or damages not covered by our directors’ and officers’ liability insurance would have a material adverse effect on our financial condition and business. In addition, the litigation could adversely impact our reputation and divert management and our board of directors’ attention and resources from other priorities, including the execution of our business plan and strategies that are important to our ability to grow our business, any of which could have a material adverse effect on our business. Additional lawsuits may be filed.

We have relied on, and expect to continue to rely on, certain government grants and funding from the Austrian government. Should these funds cease to be available, or our eligibility be reduced, or if we are required to repay any of these funds, this could impact our ongoing need for funding and the timeframes within which we currently expect additional funding will be required.

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $4.7 million for the year ended December 31, 2017 and $5.9 million for the year ended December 31, 2016. We have not received any research premium for our qualified 2018 expenditures as of September 30, 2019. As we increase our personnel and expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Risks Related to Product Development and Commercialization

We depend heavily on the success of XENLETA, which the FDA has approved for oral and intravenous use for the treatment of CABP, and CONTEPO, which we are developing for cUTI, including AP. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for XENLETA or CONTEPO, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of XENLETA and, more recently, in CONTEPO. There remains a significant risk that we will fail to successfully develop CONTEPO for cUTI or any other indication and that we may fail to successfully commercialize XENLETA for CABP.

In September 2017, we announced positive topline results for LEAP 1. In May 2018, we announced positive topline results from LEAP 2. On August 19, 2019, the FDA approved the oral and intravenous formulations of XENLETA. We also submitted a marketing authorization application, or MAA, for XENLETA for the treatment of CAP in adults in Europe in May 2019. In mid-2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of IV XENLETA in pediatric subjects from birth to 18 years of age.

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In July 2019, we had a “Type A” meeting with the FDA to discuss its findings, but we cannot predict the outcome of any interactions with the FDA that we may have or when CONTEPO will receive marketing approval, if at all.

In June 2018, Zavante initiated a Phase 1, non-comparative, open label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard of care antibiotic therapy for proven or suspected infection or peri operative prophylaxis. We anticipate completing enrollment in this study in late 2020. We also intend to continue to characterize the clinical pharmacology of CONTEPO.

We expect to incur significant additional sales, marketing, distribution and manufacturing expenses for the commercialization of XENLETA and, if approved, CONTEPO.

Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of XENLETA and our obtaining marketing approval for CONTEPO. The success of XENLETA and, if approved, CONTEPO will depend on a number of factors, including the following:

•

establishing and maintaining arrangements with third-party manufacturers for commercial supply and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•	receipt of marketing approvals from applicable regulatory authorities for CONTEPO for the treatment of cUTI, including AP;
•	launching commercial sales of XENLETA and, if and when approved, CONTEPO in collaboration with third parties;
•	acceptance of XENLETA and, if and when approved, CONTEPO by patients, the medical community and third-party payors;
•	achieving approval of favorable prescribing information;
•	effectively competing with other therapies;
•	maintaining a continued acceptable safety profile of XENLETA and CONTEPO following approval;
•	securing contracts to allow XENLETA and, if approved, CONTEPO to be paid for by private and public health insurance plans;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity; and
•	protecting our rights in our intellectual property portfolio.

Successful development of XENLETA and CONTEPO for the treatment of additional indications, if any, or for use in other patient populations and our ability to broaden the labels for XENLETA and, if approved, CONTEPO will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize XENLETA for CABP or for any other indication or CONTEPO for cUTI, including AP or for any other indication, which would materially harm our business.

If clinical trials of XENLETA, CONTEPO or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, regulatory authorities in the European Union, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of XENLETA, CONTEPO or any other product candidate.

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

If we are required to conduct additional clinical trials or other testing or studies of XENLETA, CONTEPO or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing or studies; if the results of these trials, tests or studies are not positive or are only modestly positive; if there are safety concerns; or if they are otherwise not acceptable to the FDA, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing requirements or restrictions;
•	have the product removed from the market after obtaining marketing approval;
•	be unable to obtain reimbursement for use of the product; or
•	need to raise capital before we otherwise would or on terms less favorable to us.

The occurrence of any of the developments listed above could materially harm our business, financial condition, results of operations and prospects.

If we experience any of a number of possible unforeseen events in connection with our clinical trials, the potential marketing approval or commercialization of XENLETA, CONTEPO or other product candidates could be delayed or prevented.

We may experience numerous unforeseen events during, or as a result of, our clinical trials of XENLETA and CONTEPO or other product candidates that could delay or prevent our ability to receive marketing approval or commercialize XENLETA, CONTEPO or our other product candidates, including:

•	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•

the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

We may not be able to initiate or continue clinical trials for our product candidates, including with respect to XENLETA, CONTEPO or any other product candidate that we develop, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials. Some of our competitors have ongoing clinical trials for product candidates that could be competitive with XENLETA and CONTEPO, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

If serious adverse or undesirable side effects are identified in XENLETA or during the development of CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.

It is impossible to predict when or if the FDA, EMA or other regulators will view any of our product candidates as effective and safe in humans or if we will receive marking approval for any of product candidates and it is impossible to ensure that safety or efficacy issues will not arise following the marketing approval.  If our products or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon their marketing or development or limit marketing or development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Similarly, if we are not able to comply with post-approval regulatory requirements, including safety requirements, with respect to XENLETA or any other approved product that we may develop, we could have the marketing approvals for such products withdrawn by regulatory authorities.  Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development of the compound.

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

If we elect or are forced to suspend or terminate any clinical trial of XENLETA, CONTEPO or any other product candidates that we are developing, the commercial prospects of XENLETA, CONTEPO or such other product candidates will be harmed and our ability to generate product revenues from XENLETA, CONTEPO or any of these other product candidates will be delayed or eliminated. In addition, a higher rate of adverse events in XENLETA or CONTEPO as compared to the standard of care, even if slight, could negatively impact commercial adoption of XENLETA or CONTEPO by physicians. Any of these occurrences could materially harm our business, financial condition, results of operations and prospects.

XENLETA and any other product candidate that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such products and product candidates, if approved, may be smaller than we estimate.

XENLETA and any other product candidate that receives marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for CABP, including generic options, are well established in the medical community, and doctors may continue to rely on these treatments without XENLETA, CONTEPO or any of our other product candidates. In addition, our efforts to effectively communicate the differentiating characteristics and key attributes of XENLETA, CONTEPO or any of our other product candidates to clinicians and hospital pharmacies with the goal of establishing favorable formulary status for XENLETA, CONTEPO or any of our other product candidates may fail or may be less successful than we expect. If XENLETA, CONTEPO or any of our other product candidates does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	the ability of XENLETA, CONTEPO or any other anti-infective product candidate to limit the development of bacterial resistance in the pathogens it targets;
•	the prevalence and severity of any side effects;
•	the ability to offer our product candidates for sale at competitive prices, including in comparison to generic competition;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies, physicians to prescribe these therapies and hospitals to approve the cost and use by their physicians of these therapies;
•	our investment in and the strength of sales, marketing, patient access and distribution capabilities;
•	the availability of third-party coverage and adequate reimbursement; and
•	the timing of any marketing approval in relation to other approvals of competitive products.

Bacteria might develop resistance to XENLETA, CONTEPO or any future product candidates more rapidly or to a greater degree than we anticipate. If bacteria develop resistance or if XENLETA, CONTEPO or any future product candidates is not effective against drug-resistant bacteria, the efficacy of these product candidates would decline, which would negatively affect our potential to generate revenues from these product candidates.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the European Union and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. If the level of reimbursement is below our expectations, our revenue and gross margins would be adversely affected. Obtaining formulary approval from third-party payors can be an expensive and time-consuming process. We cannot be certain if and when we will obtain formulary approval to allow us to sell XENLETA, CONTEPO or any future product candidates into our target markets. Even if we do obtain formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. These and other similar developments could significantly limit the degree of market acceptance of XENLETA, CONTEPO or any of our other product candidates that receive marketing approval.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XENLETA, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are attempting to commercialize. To achieve commercial success for XENLETA and any other approved product, we must either establish an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We are currently commercializing XENLETA in the United States with our own targeted sales and marketing organization. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, on our own in the United States with the same commercial organization and targeted sales force, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

There are risks involved with establishing our own sales, marketing, commercial operations, patient access and distribution capabilities and entering into arrangements with third parties to perform these services. If we do not establish adequate sales, marketing, commercial operations, patient access and distribution capabilities prior to or in connection with the commercial launch of any of our products, such products may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community and may fail commercially or be less successful than we expect. If the commercial launch of a product candidate for which we establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales, patient access, commercial operations and marketing personnel;
•	our inability to recruit, train and retain adequate numbers of effective headquarter and field personnel;
•	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe XENLETA or any future products;
•

the lack of complementary products to be offered by sales personnel, which may put our sales representatives at a competitive disadvantage relative to sales representatives from companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent sales, marketing, commercial operations, patient access and distribution organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial operations, patient access and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market, sell and distribute ourselves any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to XENLETA, CONTEPO and any other products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are a variety of available therapies marketed for the treatment of CABP and cUTI. Currently the treatment of CABP and cUTI is dominated by generic products. For hospitalized patients, combination therapy is frequently used in both CABP and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients, medical association guidelines and third-party payors for the treatment of CABP. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP, including omadacycline (approved by the FDA on behalf of Paratek Pharmaceuticals Inc.), delafloxacin (approved by the FDA for CABP in October 2019 on behalf of Melinta Therapeutics Inc.),  and oral nafithromycin (under Phase 2 clinical development by Wockhardt Ltd.). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline and plazomicin, from other products recently approved for the treatment of cUTI, including AP, such as imipenem-relebactam (Recarbrio approved in July 2019 on behalf of Merck & Co., Inc. ) or other products in development such as cefiderocol (positive FDA advisory committee vote in October 2019 and under development by Shionogi Inc.), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including piperacillin-tazobactam, carbapenems, aminoglycosides, and polymyxins.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors may also obtain marketing approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. We expect that XENLETA and if approved for cUTI, including AP, CONTEPO will be priced at a significant premium over competitive generic products. This pricing difference may make it difficult for us to replace existing therapies with XENLETA and CONTEPO. The key competitive factors affecting the success of our products and product candidates are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

Even if we are able to successfully commercialize XENLETA, CONTEPO or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products, including XENLETA, vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize XENLETA, CONTEPO or any other product candidate successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the healthcare industries in the European Union and the United States and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for XENLETA, CONTEPO or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for XENLETA and CONTEPO may be particularly difficult because of the number of generic drugs, which are typically available at lower prices, that are available to treat CABP and cUTI. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as XENLETA and CONTEPO. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize XENLETA, CONTEPO or other product candidates for which we obtain marketing approval.

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

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and to limit commercialization of XENLETA and any other products that we may develop or in-license.

We face an inherent risk of product liability exposure related to the testing of XENLETA, CONTEPO and any other product candidate that we develop in human clinical trials and an even greater risk related to the commercial sale of XENLETA and any other products that we may develop or in-license. If we cannot successfully defend ourselves against claims that XENLETA or our other product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	reduced resources of our management to pursue our business strategy;
•	decreased demand for XENLETA or any other product candidates that we may develop;

•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue; and
•	the inability to commercialize any products that we may develop.

We maintain clinical trial liability insurance that covers bodily injury to patients participating in our clinical trials up to a $10.0 million annual aggregate limit and subject to a per event deductible. This amount of insurance may not be adequate to cover all liabilities that we may incur.  We may need to increase our product liability insurance coverage due to the FDA approval of XENLETA. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the United States, we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the United States in order to obtain coverage for XENLETA by certain government healthcare programs.  These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently.  We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Risks Related to Our Dependence on Third Parties

Use of third parties to manufacture our product candidates or products may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable quality or cost, which could delay, prevent or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of XENLETA or CONTEPO that could be used in product candidate development, including clinical trial supply, or for commercial supply, or for the supply of any other compound that we are developing or evaluating in our research program. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities and facilities to manufacture any of our product candidates or products on a clinical or commercial scale. We currently rely on third parties for supply of XENLETA and CONTEPO, and our strategy is to outsource all manufacturing, packaging, testing, serialization and distribution of our product candidates and products to third parties.

We have entered into agreements, and expect to enter into additional agreements, with third-party manufacturers for the long-term commercial supply of XENLETA and CONTEPO. We obtained the pleuromutilin starting material for the clinical trial supply of XENLETA from a single third-party manufacturer, Sandoz GmbH, or

Sandoz, a division of Novartis AG, or Novartis. Novartis stopped manufacturing pleuromutilin for us in June 2015 and will not be a commercial supplier of pleuromutilin for us. We have identified and entered into a commercial supply agreement with an alternative supplier that we believe will be able to provide pleuromutilin starting material for the commercial supply of XENLETA.

Another third-party manufacturer synthesizes XENLETA starting from pleuromutilin and a readily accessible chiral building block and provides our supply of the active pharmaceutical ingredient. We may engage a secondary supplier to synthesize XENLETA. However, our current operating plans do not include a secondary supplier unless we obtain additional funding. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of XENLETA. We have entered into commercial supply agreements with these same manufacturers to support the commercialization of XENLETA in the United States and, if approved outside of the United States, future demand outside of the United States. We also entered into a long-term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of XENLETA API and a commercial packaging and supply agreement with Sharp Corporation for the secondary packaging of XENLETA for distribution in the United States.

In addition, we have entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to us, on an exclusive basis, the API mixture for CONTEPO in support of our NDA filing and, if CONTEPO is approved, will supply the commercial API mixture for CONTEPO in the United States. We have also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply us with certain technical documentation and data as required for our NDA filing for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States, if approved. We entered into a commercial packaging agreement with AndersonBrecon, Inc. for the commercial packaging and serialization of CONTEPO in addition to a manufacturing and supply agreement with Fisiopharma S.r.l., or Fisiopharma, for the supply, on a minimum commitment basis, of a percentage of our commercial requirements of CONTEPO in bulk drug vials for the United States as well as the supply of bulk drug vials of CONTEPO in connection with the submission of an NDA.

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

If we or any of our third-party manufacturers or suppliers are the subject of any open or unresolved inspection reports or FDA Form 483s identifying noncompliance with applicable regulations, we could be delayed in obtaining or fail to obtain regulatory approval of our product candidates, including CONTEPO.

Our product candidates and any products that we have developed or may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If the third parties that we engage to supply any materials or manufacture product for our non-clinical testing and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. For example, there are only a limited number of known manufacturers that produce the pleuromutilin starting material used in the synthesis of XENLETA. In early 2015, Novartis completed the sale of its animal health division, including its veterinary products, to a third party. As a result, we were required to identify an alternative supplier for pleuromutilin starting material for XENLETA. If we are not able to obtain adequate supplies of our product candidates or the drug substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates and products may adversely affect our profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

We rely on third parties to conduct our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We do not independently conduct clinical trials for our product candidates. We rely on third parties, such as contract research organizations, clinical data management organizations, medical institutions and clinical investigators, to perform this function. We expect to continue to rely on such third parties in conducting our clinical trials of XENLETA and CONTEPO, and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Any of these third parties may terminate their engagements with us at any time. If we need to enter into alternative arrangements, it would delay our product development activities.

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

We have entered into and may enter into additional collaborations with third parties for the development or commercialization of XENLETA, CONTEPO and our other product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We plan to commercialize XENLETA and, if approved, CONTEPO in the United States with our own targeted sales and marketing organization. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we have entered into a license agreement with Sinovant pursuant to which we granted Sinovant certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

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

The commercialization of XENLETA, potential commercialization of CONTEPO, if approved, and the development and potential commercialization of other product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to further collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates. For example, we intend to seek to commercialize XENLETA through a variety of types of additional collaboration arrangements outside the United States. These collaborations may help fund the potential commercialization of our product candidates.

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

We enter into various contracts in the normal course of our business in which we agree to indemnify the other party to the contract. In the event we have to perform under these indemnification provisions, it could have a material adverse effect on our business, financial condition and results of operations.

In the normal course of business, we periodically enter into academic, commercial, service, collaboration, licensing, consulting and other agreements that contain indemnification provisions. With respect to our academic and other research agreements, we typically agree to indemnify the institution and related parties from losses arising from claims relating to the products, processes or services made, used, sold or performed pursuant to the agreements for which we have secured licenses, and from claims arising from our or our sub licensees’ exercise of rights under the agreement. With respect to our commercial agreements, we have agreed to indemnify our vendors from any third-party product liability claims that could result from the production, use or consumption of the product, as well as for alleged infringements of any patent or other intellectual property right by a third party. With respect to consultants, we typically agree to indemnify them from claims arising from the good faith performance of their services.

Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator or other third party to indemnify us and the collaborator or other third party is denied insurance coverage or otherwise does not have assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for our technology, products and product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology, products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States, Europe and in certain additional foreign jurisdictions related to our novel technologies, products and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or any future licensed patents by developing similar or alternative technologies, products or product candidates in a non-infringing manner. In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to preventing such circumvention. Legal and regulatory developments in the European Union and elsewhere may also result in clinical trial data submitted as part of an MAA becoming publicly available. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data to obtain marketing authorizations in the European Union and in other jurisdictions. Such developments may also require us to allocate significant resources to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, products and product candidates, or limit the duration of the patent protection of our technology, products and product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference, derivation, inter partes review or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and proceedings may increase as our product candidates approach commercialization, and as we gain greater visibility as a public company with commercial products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our product candidates. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing XENLETA or CONTEPO. Thus, we do not know with certainty whether XENLETA, CONTEPO or any other product candidate, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

If we are found to infringe a third party’s intellectual property rights, or to avoid or settle litigation, we could be required to obtain a license to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial payments. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our ordinary shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology, products and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or has had access to our trade secrets or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be obtained or independently developed by a competitor, our competitive position would be harmed.

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. We have not received approval to market XENLETA in any jurisdiction other than the United States or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.  Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. We held a “Type A” meeting with the FDA in July 2019 to discuss its findings, but we cannot predict when CONTEPO will receive marketing approval, if at all.

Even after obtaining marketing approval for XENLETA, we have limited experience in filing and supporting the applications necessary to obtain marketing approvals for product candidates and we have and expect to continue to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive non-clinical and clinical data and supporting information to various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Regulatory authorities may determine that XENLETA, CONTEPO or any of our other product candidates are not effective or only moderately effective, or have undesirable or unintended side effects, toxicities, safety profiles or other characteristics that preclude us from obtaining marketing approval or that prevent or limit commercial use.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom’s membership of the European Union will automatically terminate on the deadline, which was initially March 29, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement.  The United Kingdom could leave the European Union earlier if the Parliament approves the withdraw but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

In order to market and sell XENLETA and our other product candidates in jurisdictions other than the United States and Europe, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval process varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval or approvals from regulatory authorities in the European Union. The regulatory approval process outside the United States and Europe generally includes all of the risks associated with obtaining FDA approval or approvals from regulatory authorities in the European Union. In addition, some countries outside the United States and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement and a product may not be approved for sale in the country until it is also approved for reimbursement. We may not obtain marketing, pricing or reimbursement approvals outside the United States and Europe on a timely basis, if at all. Approval by the FDA or regulatory authorities in the European Union does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States and Europe does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA or regulatory authorities in the European Union. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. Marketing approvals in countries outside the United States and Europe do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained.

Even if we obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our products may limit how we manufacture and market our products and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if marketing approval of a product candidate is granted, such as in the case of XENLETA, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including the potential requirements to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements including ensuring that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

Accordingly, with respect to XENLETA and any other product candidates for which we receive marketing approval, we and our contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our products, including XENLETA, withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any product candidate for which we obtain marketing approval will be subject to strict enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of our product from the market, if we fail to comply with all regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

XENLETA and any other product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. In addition, even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval.

The FDA and other federal and state agencies, including the U.S. Department of Justice, or DOJ, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Accordingly, we may not promote XENLETA in the United States for use in any indications other than the treatment of CABP, and all promotional claims must be consistent with the FDA-approved labeling of XENLETA.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has designated the IV formulation of CONTEPO as a qualified infectious disease product, or QIDP, and granted a fast track designation for this formulation of CONTEPO. However, neither the QIDP nor the fast track designation ensures that CONTEPO will receive marketing approval or that approval will be granted within any particular timeframe. We may, however, not experience a faster development process, review or approval compared to conventional FDA procedures.  In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Priority review designation by the FDA may not lead to a faster regulatory review or approval process and, in any event, does not assure FDA approval of our product candidate.

If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the FDA’s goal to review an application is six months, rather than the standard review period of ten months. CONTEPO was granted priority review by the FDA, and we may also request priority review for other product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or thereafter.

Designation of CONTEPO as a Qualified Infectious Disease Product does not assure FDA approval of this product candidate.

A QIDP is an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted an additional period of five years of regulatory exclusivity. Even though we have received a QIDP designation for CONTEPO, there is no assurance that CONTEPO will be approved by the FDA.

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

In December 2016, the 21st Century Cures Act, or the Cures Act was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any of our products, including XENLETA, and product candidates, including CONTEPO, for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute XENLETA and any other products for which we obtain marketing approval. Restrictions under applicable federal, state, and foreign healthcare laws and regulations, include the following:

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. We have developed and implemented a corporate compliance program designed to ensure that we will market and sell any approved products in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our products and product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of CONTEPO or any of our other product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products, including XENLETA, or product candidates, including CONTEPO, for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act of 2017, or the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect the service reliability and threaten the confidentially, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

On July 24, 2018, we completed the Acquisition, of Zavante pursuant to the Merger Agreement. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate Zavante and CONTEPO into our business and business strategy and realize anticipated growth opportunities and synergies. The integration process has been, and we expect will continue to be complex, costly and time-consuming. As a result, we have been, and in the future will be, required to devote significant management attention and resources to integrating Zavante into our business and CONTEPO into our business strategy. The integration process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our development and commercialization efforts, including with respect to XENLETA and CONTEPO, and could adversely affect our business, financial condition and results of operations.

Our ability to realize the anticipated benefits of the Acquisition is expected to entail numerous additional material potential difficulties, including, among others:

•	any delay or failure in obtaining marketing approvals for CONTEPO, or any delay or failure to commercialize CONTEPO in the United States thereafter;
•	increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, including with respect to product pricing and commercialization matters;
•	changes in laws or regulations that adversely impact the anticipated benefits of the Acquisition;
•	challenges related to the perception by patients, the medical community and third-party payors of CONTEPO for the treatment of cUTIs;
•

disruptions to our manufacturing arrangements with third-party manufacturers, including our manufacturing and supply arrangements with respect to CONTEPO and disruptions to our third-party distribution channel;

•	difficulties in managing the expanded operations of a larger and more complex company following the Acquisition;
•	the diversion of management attention to integration matters;
•	difficulties in achieving the anticipated business opportunities and growth prospects from the Acquisition;
•	the size of the treatable patient population for CONTEPO may be smaller than we believe it is;
•	difficulties in attracting and retaining key personnel; and
•	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the Acquisition.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially adversely impact our business, financial condition and results of operations.

Upfront consideration for the Acquisition was comprised of 8,152,092 of our ordinary shares, including the 815,186 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us, subject to the terms and conditions of the Merger Agreement, up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a new drug application from the FDA, for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified net sales milestones, or the Net Sales Milestone Payments, with the first commercial milestone becoming payable when CONTEPO exceeds $125.0 million in net sales in a calendar year. At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares. We also now have the right to settle the Net Sales Milestone Payments in ordinary shares, except as otherwise provided in the Merger Agreement. The issuance of our ordinary shares in connection with the closing of the Acquisition was dilutive to our existing shareholders, and the future issuance of our ordinary shares to satisfy our milestone payment obligations would be further dilutive to our then existing shareholders.

Also, following the Acquisition, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition. Prior to the Acquisition, former Zavante stockholders and SG Pharmaceuticals, Inc. entered into a stock purchase agreement, dated as of May 5, 2015, or the Stock Purchase Agreement, pursuant to which SG Pharmaceuticals, Inc. acquired all of the outstanding capital stock of Zavante from the Zavante selling stockholders and SG Pharmaceuticals, Inc., subsequently merged with and into Zavante, with Zavante as the surviving entity. Pursuant to the Stock Purchase Agreement, Zavante (as successor to SG Pharmaceuticals, Inc.) is obligated to make milestone payments to the selling stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments to the selling stockholders of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. The Stock Purchase Agreement also provides that Zavante will pay to the selling stockholders a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the Cures Act) related to a Zavante Product.

In addition, we expect to incur expenses related to the continued development, regulatory approval process and commercialization with respect to CONTEPO. Zavante has entered into a manufacturing and supply agreement with Fisiopharma, pursuant to which Zavante has an obligation to purchase a minimum percentage of its commercial requirements of CONTEPO in the United States. Zavante has also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply Zavante with certain technical documentation and data as required for submission of an NDA, or an abbreviated new drug application for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States, and which provides for payments to Laboratorios ERN, S.A. of a one-time cash payment upon the first commercial sale of CONTEPO and subsequent quarterly payments thereafter based on the number of vials of CONTEPO sold in the United States during each quarter. Zavante has also entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to Zavante, on an exclusive basis, a blend of fosfomycin disodium and succinic acid, or API Mixture, for CONTEPO and, if CONTEPO is approved, will supply the commercial API Mixture for CONTEPO in the United States.

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

We have expanded and expect to continue to expand, the number of our employees and the scope of our operations in certain areas, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have significantly increased the number of our employees and the scope of our operations, particularly in the areas of technical operations, supply chain, medical affairs and sales and marketing and we may continue to add staff to these areas. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our growth in connection with the Acquisition, including expansion of our business operations in connection with the Acquisition, has imposed added responsibilities on members of our management, including the need to recruit, hire, retain, motivate and integrate additional employees and business operations.

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

The trading price of our ordinary shares has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

•	our ability to successfully commercialize the oral and intravenous formulations of XENLETA for the treatment of CABP;
•	our ability to successfully implement our proposed business strategy;
•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory delays and greater government regulation of potential products due to adverse events;
•	regulatory or legal developments in the United States, the European Union and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key scientific or management personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	one of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	perception and market performance of companies that are perceived to be similar to us:
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	activism by any single large shareholder or combination of shareholders;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize XENLETA, CONTEPO if approved, or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. See  “—Risks Related to Our Financial Position and Need for Additional Capital— We and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.  ”.

Our executive officers, directors and principal shareholders, if they choose to act together, have the ability to significantly influence most matters submitted to shareholders for approval.

Our executive officers and directors, combined with our shareholders, and their respective affiliates who owned more than 5% of our outstanding ordinary shares as of September 30, 2019 in the aggregate, beneficially owned approximately 20.6% of our share capital. As a result, if these shareholders were to choose to act together, they would be able to significantly influence most matters submitted to our shareholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and could, depending on the structure of the particular transaction, significantly influence the approval of a merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 77,994,207 ordinary shares outstanding as of September 30, 2019. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of September 30, 2019, an aggregate of 3,255,734 options to purchase our ordinary shares had vested and become exercisable although these options are not in the money at this time.

In addition, on June 25, 2019 we entered into the Jefferies ATM Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 4,457,562 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $10.3 million, and net proceeds of $9.7 million, after deducting commissions and offering costs.  We previously entered into the Cantor ATM Agreement with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. As of the effective date of the termination of the Cantor ATM Agreement, we had issued and sold an aggregate of 10,316,190 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds to us of $36.3 million, after deducting commissions and offering expenses payable by us.

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

We may choose to take advantage of some, but not all, of the available exemptions. We may take advantage of these provisions until December 31, 2020 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earlier to occur of: the last day of the fiscal year in which we have more than $1.07 billion (as may be inflation-adjusted by the SEC from time-to-time) in annual revenues; the date we qualify as a “large accelerated filer,” with more than $700 million in market value of our share capital held by non-affiliates; or the issuance by us of more than $1 billion of non-convertible debt over a three-year period.

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

We are incorporated under the laws of Ireland, and our registered offices and a substantial portion of our assets are located outside of the United States. As a result, it may not be possible to effect service of process on such persons or us in the United States or to enforce judgments obtained in courts in the United States against such persons or us based on civil liability provisions of the securities laws of the United States.

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

In addition, our articles of association authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our ordinary shares respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our ordinary shares. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the ordinary shares. Additionally, we may issue and sell our ordinary shares under our Jefferies ATM Agreement from time to time, and we may issue additional ordinary shares as contingent consideration upon the achievement of certain regulatory and commercialization milestones, subject to the terms and conditions of the Merger Agreement. See  “—Risks Related to Ownership of our Ordinary Shares—Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline significantly, even if our business is doing well.  ”

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation. We are incorporated as a public limited company under Irish law.

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

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of a company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for the outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12‑month period. The Irish Takeover Rules could therefore discourage an investor from acquiring 30% or more of our outstanding ordinary shares, unless such investor was prepared to make a bid to acquire all outstanding ordinary shares.

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

The Tax Act introduced significant changes to the United States Internal Revenue Code of 1986, as amended, or Code.

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

The IRS may not agree with the conclusion that we should be treated as a foreign corporation for U.S. federal tax purposes.

Although we are incorporated in Ireland, the IRS may assert that we should be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes pursuant to Section 7874 of the Code. For U.S. federal tax purposes, a corporation generally is considered a tax resident in the jurisdiction of its organization or incorporation. Because we are an Irish incorporated entity, we would be classified as a foreign corporation (and, therefore, a non-U.S. tax resident) under these rules. Section 7874 of the Code provides an exception under which a foreign incorporated entity may, in certain circumstances, be treated as a U.S. corporation for U.S. federal tax purposes. New statutory and/or regulatory provisions under Section 7874 of the Code or otherwise could be enacted that adversely affect our status as a foreign corporation for U.S. federal tax purposes, and any such provisions could have prospective or retroactive application to us and our shareholders.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points change (by value) in the ownership of its equity by certain significant shareholders over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future and/or subsequent shifts in our stock ownership, some of which would be outside our control. If our ability to use our net operating losses and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes.

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

Irish capital acquisitions tax, or CAT, could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents.

Our business and operations could be negatively affected if we become subject to shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.

Shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent. If we become the subject of certain forms of shareholder activism, such as proxy contests, the attention of our management and our board of directors may be diverted from execution of our business strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Also, we may incur substantial costs, including significant legal fees and other expenses, related to activist shareholder matters. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

Other than as reported in a Current Report on Form 8-K, we did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10‑Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1**

First Amendment to Loan and Security Agreement, dated as of September 26, 2019, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.

X

31.1	Certification of principal executive officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and September 30, 2019, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2019, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2019, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2018 and 2019 and (v) Notes to Unaudited Consolidated Financial Statements.

X

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: November 12, 2019
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2019	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer
(Principal Financial and Accounting Officer)