Form 10-K
period 2019-12-31
Nabriva Therapeutics plc
filed 2020-03-12
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37558

Nabriva Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25-28 North Wall Quay
IFSC, Dublin 1, Ireland	Not applicable
(Address of principal executive offices)	(Zip Code)

+353 1 649 2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	NBRV	The Nasdaq Stock Market LLC

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $176.1 million based on the last reported sale price of the registrant’s ordinary shares on June 28, 2019. As of February 28, 2020, the registrant had 94,623,564 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

•

our ability to successfully launch and commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;

•	our ability to maintain a sales force for the commercialization of XENLETA and if approved, CONTEPO;
•

the timing of receiving marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA and any other product candidates we may obtain;

•

our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;

•	our ability to comply with the restrictive covenants under our debt facility with Hercules including but not limited to the ability to maintain minimum cash balance requirements;
•	our ability to satisfy interest and principal payments under our debt facility with Hercules Capital, Inc., or Hercules;
•	our sales, marketing and distribution capabilities and strategy;
•	the potential extent of revenues from future sales of XENLETA and/or CONTEPO if approved;
•

the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or studies in different disease indications will be indicative of the results of ongoing or future trials;

•

our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;

•	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
•	our plans to pursue development of other product candidates;
•	our plans for making lefamulin available in China;
•	our expectations regarding the ability of our customers to satisfy the demand for XENLETA with their existing inventory;
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

•	our ability to establish and maintain arrangements for manufacture of our product candidates;
•	the potential advantages of XENLETA, CONTEPO and our other product candidates;
•	our estimates regarding the market opportunities for XENLETA, CONTEPO and our other product candidates;
•	the rate and degree of market acceptance and clinical benefit of XENLETA for CABP, CONTEPO for cUTI and our other product candidates;
•	our ability to establish and maintain collaborations;
•	the future development or commercialization of XENLETA in the greater China region and Canada;
•	the potential benefits under our license agreements with Sinovant Sciences, Ltd., or the Sinovant License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
•	our ability to acquire or in-license additional products, product candidates and technologies;
•	our future intellectual property position;
•	our ability to effectively manage our anticipated growth;
•	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
•	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
•	competitive factors;
•	risks of relying on external parties such as contract manufacturing organizations;
•	compliance with current or prospective governmental regulation;
•	general economic and market conditions;
•	our ability to attract and retain qualified employees and key personnel;
•	our business and business relationships, including with employees and suppliers, following the Acquisition;
•	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between Zavante and SG Pharmaceuticals, Inc.; and
•	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10‑K.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the “Risk Factors” section of this Annual Report for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

Throughout this Form 10-K, unless the context requires otherwise, all references to “Nabriva,” “the Company,” we,” “our,” “us” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

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

Unless the context requires otherwise, all references in this Annual Report to “Nabriva,” “the Nabriva Group,” “the Company,” “we,” “ours,” “us,” or similar terms on or prior to June 23, 2017 (the effective date of the Redomiciliation Transaction), refer to our predecessor, Nabriva Therapeutics AG, together with its subsidiaries.

PART I

ITEM 1.  BUSINESS

Overview

We are a biopharmaceutical company engaged in the research, development and commercialization of novel anti‑infective agents to treat serious infections. On August 19, 2019, we received approval from the U.S. Food and Drug Administration, or FDA, of our New Drug Application, or NDA, for XENLETA for the treatment of adults with community-acquired bacterial pneumonia, or CABP. On September 9, 2019, we announced that the oral and intravenous, or IV,  formulations of lefamulin (XENLETA) were available in the United States through major specialty distributors. XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans. We have also submitted an NDA to the FDA for CONTEPO, a potentially first‑in‑class epoxide antibiotic for IV use in the United States for complicated urinary tract infections, or cUTI. We may potentially develop XENLETA and CONTEPO for additional indications. Both XENLETA formulations and CONTEPO were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the FDA, enabling priority review of the NDAs by the FDA.

The recent coronavirus outbreak is the most recent reminder of the impact infectious diseases have on humanity.  Similar to influenza virus infection, patients infected with the coronavirus are at increased risk for secondary bacterial pneumonia.  Based on the information available from China, up to 15% of COVID-19 infected patients have also developed secondary bacterial pneumonia.  Given high mortality in the setting of concomitant viral and bacterial infection, timely and appropriate empiric antibacterial therapy should be considered and promptly administered to patients with suspected or documented bacterial superinfection in the setting of COVID-19, particularly in patients with risk factors for increased mortality such as older age, diabetes, and immunosuppressive conditions. Nabriva is working closely with the Biotechnology Innovation Organization (BIO), a biotechnology trade association, in organizing an industry response.  Nabriva is also monitoring efforts by the U.S. Biomedical Advanced Research and Development Authority (BARDA) in its preparation for the potential need for widespread CABP treatment and has proactively submitted a brief via https://www.medicalcountermeasures.gov/ to make XENLETA available as a potential treatment option in patients infected with the coronavirus with suspected or documented secondary bacterial pneumonia.  In addition, Nabriva is supporting Sinovant – its development and commercialization partner in greater China for lefamulin – who is working closely with the National Medical Products Administration in China to be prepared to offer lefamulin, should it be needed for the treatment of suspected or documented secondary bacterial pneumonia.

XENLETA

Discovered and developed by our team, XENLETA is a semi‑synthetic pleuromutilin antibiotic that is the first in its class for IV and oral administration in humans. It inhibits the synthesis of a specific protein on the bacterial ribosome, which is required for bacteria to grow.  By binding with high affinity and specificity at molecular targets that are different than other antibiotic classes causing cell death. Based on results from two global, Phase 3 clinical trials, we believe XENLETA is well‑positioned for use as first‑line monotherapy for the treatment of CABP due to its novel mechanism of action, short five day course of therapy for oral XENLETA, targeted spectrum of activity, resistance profile, achievement of substantial drug concentrations in lung tissue and fluid, availability of oral and IV formulations and a generally well‑tolerated profile. We believe XENLETA represents a potentially important new treatment option for the five to six million adults in the United States diagnosed with CABP each year.

We believe that pleuromutilin antibiotics can help address the major public health threat posed by bacterial resistance, which the World Health Organization, or WHO, characterized in 2017 as one of the biggest threats to human health. Increasing resistance to antibiotics used to treat CABP is a growing concern and has become an issue in selecting the appropriate initial antibiotic treatment prior to determining the specific microbiological cause of the infection, referred to as empiric treatment. For example, the U.S. Centers for Disease Control and Prevention, or CDC, has classified Streptococcus pneumoniae, the most common respiratory pathogen, as a serious threat to human health as a result of increasing resistance to currently available antibiotics. In addition, the CDC recently reported on the growing evidence of widespread resistance to macrolides, widely used antibiotics that disrupt bacterial protein synthesis, in Mycoplasma pneumoniae, a common cause of CABP that is associated with significant morbidity and mortality. Furthermore, Staphylococcus aureus, including methicillin‑resistant S. aureus, or MRSA, which has also been designated as a serious threat to human health by the CDC, has emerged as a more common cause of CABP in some regions of the world, and a possible pathogen to be covered with empiric therapy.

As a result of increasing resistance to antibiotics and the wide array of potential pathogens that cause CABP, the current standard of care for hospitalized patients with CABP whose treatment is initiated in the hospital usually involves first‑line empiric treatment with a combination of antibiotics (cephalosporins and macrolides) or monotherapy with a respiratory fluoroquinolone. In patients where MRSA is suspected, fluoroquinolones are also typically administered in combination with other antibiotics. Combination therapy presents the logistical challenge of administering multiple drugs with different dosing regimens, with some drugs available only as IV, and may increase the risk of drug‑drug interactions and the potential for serious side effects. Fluoroquinolones are associated with safety and tolerability concerns, including a relatively high risk for developing Clostridium difficile infection and because of their generally broad spectrum of activity, increasing rates of resistance for uropathogens.

The FDA has communicated safety information about fluoroquinolones, advising that when used systemically, in the form of tablets, capsules and injectable preparations, fluoroquinolones are associated with disabling and potentially permanent serious side effects. In December 2018, the FDA warned prescribers of an increase in the occurrence of rare but serious events of ruptures or tears in the main artery of the body, called the aorta. These tears, called aortic dissections, or ruptures of an aortic aneurysm can lead to dangerous bleeding or even death. Prior communications pertaining to the safety of fluoroquinolones occurred in July 2018 (significant decreases in blood sugar and certain mental health side effects), July 2016 (disabling side effects of the tendons, muscles, joints, nerves, and central nervous system), May 2016 (restricting use for certain uncomplicated infections), August 2013 (peripheral neuropathy), and July 2008 (tendinitis and tendon rupture). The European Medicines Agency has also reviewed this class and have modified prescribing information restricting use, as well as outlining some of the safety risks. We believe these concerns have contributed to the decreasing use of fluoroquinolones and restriction of their use within a growing number of hospitals.

Many currently available antibiotic therapies are only available for IV administration and are prescribed for seven to fourteen days, meaning continued treatment requires prolonged hospitalization or a switch to a different antibiotic administered orally, with the attendant risk that the patient might respond differently.

Effective January 1, 2017, the Joint Commission & Center for Medicare and Medicaid Services, or CMS, began requiring all U.S. hospitals to have Antibiotic Management guidelines, also known as “Stewardship” Committees, in place to identify antibiotics most appropriate and targeted to each individual patient’s infection. Past efforts to “cast the widest net possible” with broad‑spectrum antibiotics that affect many types of bacteria have caused problems, such as C. difficile infections, by killing good bacteria or increased antibiotic resistance in other bacteria in different areas of the body. Additionally, in 2016, the Infectious Diseases Society of America and the Society for Healthcare Epidemiology of America, or IDSA/SHEA, updated their Antibiotic Stewardship guidelines for antibiotic use. We believe that three key goals from these guidelines are applicable to the treatment of CABP:

•	Reduce the risk of antibiotics associated with a high risk of C. difficile infections;
•	Increase use of oral antibiotics as a strategy to improve outcomes or decrease costs; and
•	Reduce antibiotic therapy to the shortest effective duration.

Consistent with the Antimicrobial Stewardship principles, we believe that XENLETA could be well suited as either a first‑line or second‑line empiric monotherapy for the treatment of CABP patients in the hospital setting, outpatient‑transition of care or in the community setting, because of its novel mechanism of action, complete spectrum of activity for CABP pathogens, including against multidrug resistant strains, achievement of substantial drug concentrations in lung fluids and lung immune cells, the flexibility to step down from IV to oral administration as both oral and IV formulations are available and a  favorable safety and tolerability profile.

On June 24, 2019, we announced that the European Medicines Agency, or EMA, determined that our Marketing Authorization Application, or MAA, for the IV and oral formulations of XENLETA was valid. Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process and an opinion of the EMA Committee for Medicinal Products for Human Use, or CHMP, is anticipated in the second half of 2020.

The EMA's review of the application will follow the centralized marketing authorization procedure. If approved by the EMA, XENLETA will receive marketing authorization in all of the member states of the European Union, or EU, as well as in Norway, Liechtenstein, Iceland and the United Kingdom. If approved, we intend to work with a commercial partner to make XENLETA available to patients in the EU.

CONTEPO

On July 24, 2018, we completed the acquisition of Zavante Therapeutics, Inc., or Zavante, a privately‑held late clinical‑stage biopharmaceutical company focused on developing novel therapies to improve the outcomes of hospitalized patients. Zavante’s lead product candidate is CONTEPO™ (fosfomycin for injection, previously referred to as ZTI‑01 and ZOLYD).

The prevalence of antibiotic‑resistant bacteria is increasing and is considered a significant threat to global health. In particular, the CDC and the WHO consider antibiotic resistance to be an urgent and critical threat to human health. The prevalence of lactamase enzymes among Gram‑negative pathogens threatens the usefulness of many beta ‑lactam antibiotics and has resulted in greater reliance on last line antibiotics, including carbapenems. Complicated urinary tract infections, or cUTIs, including acute pyelonephritis, or AP, are among the most common infections due to multi‑drug resistant, or MDR bacteria, including carbapenem‑resistant Enterobacteriaceae, or CRE, and are often healthcare‑associated. Global mortality attributable to CRE infections has been estimated in some studies to be over 20% and reflects the need for safe, alternative, carbapenem‑sparing options.

CONTEPO is a novel, potentially first‑in‑class investigational IV antibiotic in the United States with a broad spectrum of Gram‑negative and Gram‑positive activity, including activity against most MDR strains such as extended‑spectrum beta‑lactamase‑, or ESBL‑producing Enterobacteriaceae. Intravenous fosfomycin has been approved for a number of indications and utilized for over 45 years in Europe to treat a variety of serious bacterial infections, including cUTIs. CONTEPO utilizes a new dosing regimen that optimizes its pharmacokinetics and pharmacodynamics. We believe these attributes, the extensive worldwide clinical experience and the positive efficacy and safety results from the Phase 2/3 clinical trial support CONTEPO as a first‑line treatment for cUTIs, including AP, suspected to be caused by MDR pathogens. At least 20% of cUTIs are caused by MDR bacteria and limited treatment options are available in the U.S. In addition, non‑clinical data have shown that CONTEPO acts in combination with certain other antibiotics to improve bacterial killing.

We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI including acute pyelonephritis, or AP, in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non‑inferiority to high dose piperacillin/tazobactam in patients with cUTI, including AP. In April 2019, the FDA issued a Complete Response Letter, or CRL, in response to our NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at our active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. We requested a “Type A” meeting with the FDA to discuss its findings. This meeting occurred in July 2019 and we resubmitted our NDA to the FDA in December 2019.  The FDA has granted us a PDUFA target action date of June 19, 2020 for CONTEPO. We cannot predict the final outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

Our Strategy

We are a biopharmaceutical company focused on the commercialization of novel anti‑infective products. The key elements of our strategy to achieve our objectives are:

•

Maximize the commercial potential of XENLETA for CABP and CONTEPO for cUTI’s.  We own exclusive, worldwide rights to XENLETA and US rights to CONTEPO and we have out licensed the rights to XENLETA in Canada and China. We plan to continue to explore licensing of rights to XENLETA in other territories outside the United States. Our initial target patient population for XENLETA in the United States will consist of adult patients with moderate to severe CABP and the initial target population for CONTEPO will be hospitalized adult patients with complicated urinary tract infections and/or acute pyelonephritis.  We are currently selling XENLETA in the United States with our own sales and marketing organization. If CONTEPO receives marketing approval from the FDA, we plan to commercialize it in the United States with our existing infrastructure although we may also consider supplemental internal or external sales resources. We believe CONTEPO has an innovative profile which, if approved, would support its adoption in the United States for adult cUTI patients treated in the hospital. XENLETA also has the opportunity to be adopted as outpatient transition of care from the hospital, or Emergency Department, or as an out-patient treatment in a community setting, each of which we believe represents a significant commercial opportunity. We are communicating CONTEPO’s and XENLETA’s differentiating characteristics and key attributes to clinicians, hospital pharmacies and payors with the goal of establishing favorable reimbursement as well as a favorable formulary status in targeted hospitals. Outside the United States we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with multiple third parties to commercialize XENLETA in such markets. We currently have a team of regional business directors performing market development activities and a targeted hospital based sales force in the field promoting XENLETA in addition to a Market Access team that is working with large payors, including managed care organizations to secure favorable formularly placement for XENLETA.  Medical science liaisons are engaging with health care providers to serve as a resource for learning about XENLETA. Additionally, in late 2019, we started utilizing our experienced sales force to call on approximately 6,000 community health care professionals in areas with high levels of managed care coverage that are in close proximity to our target hospital accounts.

•

Pursue the continued development of XENLETA in additional indications.  We are evaluating the cost and benefits of the continued development of XENLETA for indications in addition to CABP. Pediatric oral formulation development is ongoing, and a Phase 1 clinical trial of intravenous lefamulin in pediatric patients is ongoing. We believe XENLETA may have the potential to treat acute bacterial skin and skin structure infection (ABSSSI), ventilator‑associated bacterial pneumonia (VABP) or hospital‑acquired bacterial pneumonia (HABP) and sexually transmitted infections (STIs). In addition, we may explore longer duration of treatment with XENLETA to support development of a treatment for osteomyelitis and prosthetic joint infections. We believe that XENLETA would be differentiated from other treatment options for these potential indications because of its novel mechanism of action, spectrum of activity, including activity against multi‑drug resistant pathogens, achievement of substantial concentrations in relevant tissues, availability as both an IV and oral formulation and favorable safety and tolerability profile. We have evaluated these opportunities and will consider their development if and when there is adequate funding which meets our business and financial objectives.

•

Continue the development of CONTEPO for a pediatric indication.  We are continuing the development of CONTEPO for use in pediatric patients with cUTIs. In June 2018, we initiated a Phase 1, non‑comparative, open‑label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age.  We anticipate completing enrollment of this study in late 2020.

•

Evaluate business development opportunities and potential collaborations.  We may expand our product pipeline through opportunistically in‑licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products that could utilize our commercial infrastructure. We plan to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance our product candidates, build our product pipeline, concurrently advance a range of research and development programs and leverage our commercial infrastructure. Potential collaborations may provide us with funding and access to the scientific, development, regulatory and commercial capabilities of the collaborators. We expect to continue to explore opportunities from domestic and international governments, foundations, and non-governmental entities to provide additional funding and support for potential future development programs.

Background

Anti‑Bacterial Market and Scientific Overview

Antibiotics that are active against both Gram‑positive and Gram‑negative bacteria are referred to as broad spectrum, while those that are active only against a select subset of Gram‑positive or Gram‑negative bacteria are referred to as narrow spectrum. Bacteria that cause infections are often referred to as bacterial pathogens. Because it often takes from 24 to 72 hours to definitively identify the particular bacterial pathogen causing an infection, and the difficulty associated with obtaining adequate bacterial cultures in some patients and infections, the causative pathogen(s) often remains unidentified. Since the introduction of antibiotics in the 1940s, numerous new antibiotic classes have been discovered and developed for therapeutic use. The development of new antibiotic classes and new antibiotics within a class is important because of the ability of bacteria to develop resistance to existing mechanisms of action of currently approved antibiotics. However, the pace of discovery and development of new antibiotic classes slowed considerably in the past few decades. The CDC estimates that the pathogens responsible for more than 70% of U.S. hospital infections are resistant to at least one of the antibiotics most commonly used to treat them. The CDC also estimated in 2019  that annually in the United States at least 2.8 million people become infected with bacteria that are resistant to antibiotics and at least 35,000 people die as a direct result of these infections.

Antibiotic resistance is primarily caused by genetic mutations in bacteria selected by exposure to antibiotics that do not kill all of the bacteria. In addition to mutated bacteria being resistant to the drug used for treatment, many bacterial strains can also become cross‑resistant, meaning that they become resistant to multiple classes of antibiotics. As a result, the effectiveness of many antibiotics has declined, limiting physicians’ options to treat serious infections and exacerbating a global health issue. For example, the WHO estimated in 2014 that people with infections caused by MRSA, a highly resistant form of bacteria, are 64% more likely to die than people with a non‑resistant form of the bacteria. Resistance can increase the cost of healthcare because of the potential for lengthier hospital stays and more intensive care. Growing antibiotic resistance globally, together with the low level of investment in research and development, is considered one of the biggest global health threats. In 2010, the WHO stated that antibiotic resistance is one of the three greatest threats to human health. Partially in response to this threat, the U.S. Congress passed the GAIN Act in 2012, which provides incentives, including access to expedited FDA review for approval, fast track designation and five years of potential data exclusivity extension for the development of new QIDPs. Additional legislation is also being considered in the United States, including the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act of 2019 (DISARM), which is intended to establish a new reimbursement framework to enable product specific reimbursement to hospitals for anti‑infective products. In addition, the Centers for Medicare Services, or CMS, has publicly stated that they are considering other actions within their administrative authority to improve the reimbursement rates for new generation anti-infectives.

In 2018, sales of antibiotics to treat humans totaled approximately $45 billion globally. Although judicious use of antibiotics is important to reduce the rate of antibiotic resistance, this approach alone cannot fully address the threat from increasing antibiotic resistance. New antibiotics, and particularly new antibiotic classes, are needed to ensure the availability of effective antibiotic therapy in the future.

Community‑Acquired Bacterial Pneumonia (CABP)

Market Overview

The U.S. National Center for Health Statistics estimated that between 1988 and 1994 there were approximately 5.6 million cases of pneumonia per year in the United States. More recently, based on our combined analysis of the CDC’s 2007 National Ambulatory Medical Care Survey, the National Hospital Ambulatory Medical Care Survey and 2013 data from the Healthcare Cost and Utilization Project we estimate that over 5.0 million adults are treated annually for CABP in the United States and that the majority of these adult CABP patients have their treatment initiated in a hospital, including emergency departments. According to the Healthcare Cost and Utilization Project, or HCUP, in 2013, approximately 3.1 million adults sought treatment in a U.S. hospital for CABP. In addition, in 2013, approximately 2.4 million adults were admitted to U.S. hospitals for in‑patient care with a diagnosis of CABP and approximately 700,000 adults were seen in an emergency department at U.S. hospitals for treatment of CABP and then released.

Additionally, in 2014, based on CDC data approximately 50,000 patients died from CABP in the United States. Based on data collected from July 1, 2015 through June 30, 2018, on the Medicare.gov Hospital Compare website, the current national rate of readmissions for Medicare pneumonia patients is 16.6%, which is the percentage of patients who have had a recent hospital stay that must return to a hospital for unplanned care within 30 days of being discharged. The national average death rate for Medicare pneumonia patients, excluding Medicare Advantage plan data, is 15.6%, which is the percentage of patients who die, for any reason, within 30 days of admission to a hospital.

Based on data from LexisNexis® Risk Solutions, a leading provider of healthcare data and analytics solutions, as well as analysis of data from US hospitals and other healthcare facilities, we determined that the number of adult CABP patients who were treated with antibiotic therapy in hospitals in the United States exceeded 3.8 million for full‑year 2016. Our analysis of the LexisNexis data also indicates that approximately 2.4 million of these adult CABP patients were treated as inpatients with IV/injectable antibiotics, and we find that the majority of CABP patients enter the hospital inpatient setting following the initiation of antibiotic therapy during an Emergency Department (ED) visit. Additionally, our analyses show that approximately 1.4 million adult CABP patients were treated with antibiotic courses (IV or oral) in the ED or as hospital outpatients and subsequently released without hospital admission.

Additionally, approximately 1.4 million adult CABP patients were treated with antibiotic courses (IV or oral) in the ED or as hospital outpatients and subsequently released without hospital admission. Furthermore, as a result of our market research in 2017‑18, we believe that once adult CABP patients are released from ED or are discharged from U.S. hospitals, approximately 60‑70%, receive oral antibiotic outpatient prescriptions as continuation of their antibiotic treatment. As hospitals look to minimize the total cost of care and duration of hospital stay for CABP patients toward improved outcomes, efficient transition of adult CABP inpatients to an oral antibiotic treatment as outpatient therapy can significantly reduce days of hospitalization and overall treatment cost.

IQVIA estimated that in 2017 approximately 2 million adult CABP patients were actively treated with antibiotics from prescribers in community clinics, e.g. primary care offices and at other non‑hospital based sites of urgent care. As a result, we believe that approximately 6 million CABP patients are treated with antibiotics in the United States on an annual basis and 6 out of every 10 adult CABP patients have treatment initiated in a hospital setting versus. the community setting.

Causes of CABP

Pneumonia can be caused by a variety of micro‑organisms, with bacteria being the most common identifiable cause. CABP refers to bacterial pneumonia that is acquired outside of a hospital setting. Signs and symptoms of CABP include cough, fever, sputum production and chest pain. A number of different types of bacteria can cause CABP, including both Gram‑positive and Gram‑negative bacteria. Pneumonia that is caused by atypical bacterial pathogens often has different symptoms and responds to different antibiotics than pneumonia caused by pathogens referred to as typical bacteria. However, atypical bacteria are not uncommon. The most common bacterial pathogens noted in current treatment guidelines from the Infectious Diseases Society of America, or IDSA, for hospitalized CABP patients who are not in the intensive care unit are Streptococcus pneumoniae, Mycoplasma pneumoniae, Haemophilus influenzae,

Chlamydophila pneumoniae, and Legionella species. In addition, IDSA notes the emergence of resistance to commonly utilized antibiotics for CABP, specifically drug‑resistant S. pneumoniae and community‑acquired MRSA, or CA‑MRSA, as a major consideration in choosing empiric therapy. However, a majority of patients do not have a pathogen identified using routine diagnostic tests available to physicians.

Currently Available Treatment Options

In 2019, based on the most likely bacteria to cause CABP, IDSA and the American Thoracic Society, or ATS, updated their recommendations for the empiric treatment of non-severe hospitalized patients with CABP without risk factors for MRSA and P. aeruginosa with either:

•	a combination of a cephalosporin plus a macrolide or
•	monotherapy with a respiratory fluoroquinolone; or
•	combination therapy with a β-lactam and doxycycline when macrolides or fluoroquinolones are contraindicated.

Given concerns over increasing drug resistance (macrolides) and safety issues (macrolides, fluoroquinolones), the guidelines noted a need for additional research of new therapeutic agents, like XENLETA, for hospitalized adults with CABP. As a new therapeutic agent for the treatment of CABP, we believe the treatment of CABP with XENLETA is consistent with the guidelines.

Regarding outpatient therapy, the updated guidelines now only conditionally recommend macrolide monotherapy for CABP patients with or without comorbidities or risk factors only if local pneumococcal macrolide resistance is less than 25% and reiterated that physicians need to be aware of the local susceptibility profiles of the common bacterial pathogens associated with CABP because of increasing resistance to first‑line antibiotics. For example, rates of pneumococcal resistance to macrolides now exceed 25% in most areas of the US and resistance to tetracyclines (another first line outpatient recommended therapy) exceed 25% in some areas, while resistance in M. pneumoniae associated with severe disease has been recently reported by the CDC in the United States. Antibiotic resistance is widespread to various degrees throughout the world.

Limitations of Currently Available Treatment Options

When confronted with a new patient suffering from a serious infection caused by an unknown pathogen, a physician may be required to quickly initiate first‑line empiric antibiotic treatment, often with a combination of antibiotics, to stabilize the patient prior to definitively diagnosing the particular bacterial infection. However, currently available antibiotic therapies for first‑line empiric treatment of CABP suffer from significant limitations.

Bacterial Resistance and Spectrum of Activity

As a result of bacterial resistance, the effectiveness of many antibiotics has declined. For example, the CDC estimates that in 30% of severe S. pneumoniae cases, the bacterial pathogen is fully resistant to one or more clinically relevant antibiotics, with 44% of strains resistant to a macrolide in the United States. Antibiotic resistance has a significant impact on mortality and contributes heavily to healthcare system costs worldwide. According to the CDC, cases of resistant pneumococcal pneumonia result in 32,000 additional doctor visits, approximately 19,000 additional hospitalizations and 7,000 deaths each year. None of the currently available treatment options provides a spectrum of antibacterial coverage as a monotherapy that sufficiently covers all of the most common bacterial causes of CABP, including multi‑drug resistant strains.

Difficult, Inconvenient and Costly Regimens

Currently available antibiotics used to treat CABP and other serious infections can be difficult, inconvenient and costly to administer. Physicians typically prefer IV administration for patients hospitalized with more serious illness to ensure adequate delivery of the drug. Many IV antibiotics are prescribed for seven to 14 days or more and patients can be hospitalized for much or all of this period or require in‑home IV therapy. The diagnosis related group, or DRG, reimbursement system often used in the U.S. hospital setting pays a fixed fee for an episode of CABP that may not fully compensate hospitals for the duration of hospitalized care. Prolonged IV treatment that extends the period of hospitalization may cause hospital costs to increase in excess of the fixed reimbursement fee, resulting in significant negative financial impact on healthcare institutions. In addition, to address all likely bacterial pathogens in a patient with a more serious illness, IDSA guidelines recommend using a combination of antibiotics. Combination therapy presents the logistical challenge of administering multiple drugs with different dosing regimens and may increase the risk of drug‑drug interactions. While IV treatment delivers the drug more rapidly than is typical orally, once a patient is stabilized, oral treatment with the same drug would allow for more convenient and cost‑effective out‑patient treatment. Because many commonly used antibiotics are only available in IV form, a switch to an oral therapy requires changing to a different antibiotic, which may be less effective for the patient due to the different mechanism of action of the drug prescribed upon discharge.

Adverse Effects

Currently available antibiotic therapies can have serious side effects. These side effects may include severe allergic reactions, decreased blood pressure, nausea and vomiting, suppression of platelets, pain and inflammation at the site of injection, muscle, renal and oto‑toxicity, optic and peripheral neuropathies, aortic dissection, hypoglycemia and headaches. At times, these side effects may be significant and require discontinuation of therapy. As a result, some treatments require clinicians to closely monitor patients’ blood levels and other parameters, increasing the expense and inconvenience of treatment. This risk may be increased with combination therapy, which exposes patients to potential adverse effects from each of the antibiotics used in treatment. For example, fluoroquinolones are associated with tendon rupture,  peripheral neuropathy and, more recently, aortic dissection. In addition, fluoroquinolones have been associated with an increased frequency of C. difficile colitis, an overgrowth of a bacteria in the colon that produces a toxin that results in inflammation of the colon and repeated bouts of watery diarrhea. This has resulted in limitations on the use of fluoroquinolones in several countries. In November 2015, the FDA convened an Advisory Committee meeting to review the benefits and risks of fluoroquinolones in less severe indications, such as uncomplicated UTI, acute bacterial sinusitis and acute bacterial exacerbations of chronic bronchitis. Based on the committee’s recommendation, in July 2016, the FDA approved changes to the labels of fluoroquinolones to indicate that fluoroquinolones should be reserved for use in patients who have no other treatment options for the indications mentioned above, because the risk of these serious side effects generally outweighs the benefits in these patients. These changes included a requirement that a separate patient Medication Guide be given with each prescription that describes the safety issues associated with this class of drugs. In December 2018, an FDA review found that fluoroquinolone antibiotics can increase the occurrence of rare but serious events of ruptures or tears in the main artery of the body, called the aorta. These tears, called aortic dissections, or ruptures of an aortic aneurysm can lead to dangerous bleeding or even death. They can occur with fluoroquinolones for systemic use given by mouth or through an injection.  As a result, fluoroquinolone use has declined substantially in recent years.

Our Solution : XENLETA for the treatment of CABP

We believe that XENLETA, which is the first new class of antibiotic approved by the FDA in nearly 20 years, can fill the current treatment gap by providing clinicans the ability to treat a patient with an IV antibiotic in the hospital setting and then discharging them on oral therapy, which provides significant advantages to the patients’ health while potentially reducing the total cost of care to the hospital.  Additionally, we believe a short course treatment with XENLETA oral monotherapy could benefit moderate to severe CABP patients treated in the Emergency Department, or ED, by potentially avoiding hospitalization or in the community by potentially avoiding an ED visit, thereby, reducing patient hospitalization exposure and related significant associated costs to managed care plans.  We also believe XENLETA’s novel mechanism of action provides for a low risk of resistance development and no cross resistance with other antibiotics.

cUTIs

Market Overview

Infections due to a bacterial pathogen that are resistant to one or multiple antibiotic classes have become increasingly common and present a risk to our fight against infectious diseases and the management of complications in vulnerable patients. According to the CDC, more than 2.8 million hospital infections caused by bacteria resistant to one or more antibiotics occur every year in the United States, and over 35,000 patients with an antibiotic‑resistant pathogen die each year.

The prevalence of antibiotic‑resistant bacteria is increasing and is considered a significant threat to global health. In particular, the CDC and the WHO consider antibiotic resistance to be an urgent and critical threat to human health. The prevalence of Beta‑lactamase enzymes among Gram‑negative pathogens threatens the usefulness of many Beta‑lactam antibiotics and has resulted in greater reliance on last line antibiotics, including carbapenems.

cUTIs, including AP, are among the most common infections due to MDR bacteria, including CRE, and are often healthcare‑associated. Global mortality attributable to CRE infections has been estimated in some studies to be over 20% and reflects the need for safe, alternative, carbapenem‑sparing

Surveillance and epidemiological studies suggest that some traditional, first‑line antibiotics may no longer be acceptable choices for early therapy. In one large‑scale surveillance study, approximately one out of three patients hospitalized in the United States with cUTI, a complicated intra‑abdominal infection, hospital‑associated pneumonia, or a bloodstream infection did not receive timely effective antibiotic therapy, and this delay was associated with increased morbidity and mortality. The rate of antibiotic resistance appears to be two to four times higher in patients who were admitted to the hospital from a nursing home or were recently hospitalized. Antibiotic therapy within the past six months has also been identified as a risk factor for antibiotic resistance.

New classes of antibiotics that are effective against drug‑resistant pathogens are needed for early, appropriate treatment of serious infections in hospitalized patients and to treat patients who have failed to respond to standard, first‑line antibiotics due to acquired drug resistance.

For over 45 years, oral and IV formulations of fosfomycin have been used in the European Union, Australia, Canada, Africa, Asia, and South America, and an oral formulation of fosfomycin has been used in the United States. Oral fosfomycin is available in the United States as single‑dose therapy for cystitis and is noted as an appropriate treatment option for cystitis in treatment guidelines by the Infectious Diseases Society of America and the CDC. However, oral administration of fosfomycin provides inadequate concentrations that are required for treatment of more serious infections due to its limited bioavailability and dose‑limiting gastrointestinal tolerability.

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

Causes of cUTIs

cUTI is defined as a clinical syndrome characterized by pyuria (the presence of puss in the urine) and a documented microbial pathogen on culture of urine or blood, accompanied by local and systemic signs and symptoms, including fever, chills, malaise, flank pain, back pain or costo‑vertebral angle pain or tenderness that occur in the presence of a functional or anatomical abnormality of the urinary tract, or in the presence of catheterization. Indwelling urethral catheters account for 70% to 80% of cUTIs, or 1 million cases per year in the United States. Catheter‑associated UTI is the most common cause of secondary bloodstream infections and is linked to increased morbidity and mortality.

Patients with pyelonephritis, regardless of underlying abnormalities of the urinary tract, are considered a subset of patients with cUTI.

cUTI are usually caused by a greater variety of pathogens, with a greater likelihood of associated antimicrobial resistance, than uncomplicated UTIs, or uUTIs. Escherichia coli, or E. coli, is isolated in approximately 75% to 95% of uUTIs and approximately 50% of cUTIs and is the most common etiologic agent of cUTIs. Additional commonly‑identified Gram‑negative uropathogens include other Enterobacteriaceae (such as Klebsiella spp., Proteus spp., Enterobacter cloacae) and non‑fermenting Gram‑negative bacilli (such as Pseudomonas aeruginosa, or P. aeruginosa, and Acinetobacter spp.). Gram‑positive organisms, such as Enterococci and coagulase‑negative Staphylococci, may also be contributing pathogens.

Limitations of Currently Available Treatment Options

We believe bacterial resistance against antimicrobials has created the need for more antibiotic treatment options, particularly among MDR, Gram‑negative bacilli (including CRE, ESBL, producers, and MDR P. aeruginosa). Gram‑negative antimicrobial resistance is particularly common among urinary tract pathogens. Enterobacteriaceae, including E. coli and Klebsiella pneumoniae, or K. pneumoniae, may acquire plasmids that encode ESBLs and confer resistance to third‑generation cephalosporins and other broad‑spectrum antibiotics. Third‑generation cephalosporins and Beta‑lactamase inhibitors, or BLIs, are also commonly ineffective against Enterobacteriaceae that generate AmpC enzymes.

The recent spread into hospitals of Enterobacteriaceae expressing emergent Beta‑lactamases, including members of the serine carbapenemases and metallo‑Beta‑lactamases, endanger antibiotic options. The lack of available and effective antibiotic classes for these organisms has created an unmet medical need. For example, infections with CRE are difficult to treat, as there are limited treatment choices available. Mortality rates as high as 40% to 50% have been associated with CRE infections, making them a serious threat to public health. The available treatment choices are associated with serious potential toxicity, in the case of colistin and aminoglycosides, or concerns of allergy or hypersensitivity, in the case of Beta‑lactams or penicillin derivatives.

Our Solution: CONTEPO for the Treatment of cUTI

•	CONTEPO is an IV formulation of fosfomycin and the sole member of the epoxide antibiotic class.
•	CONTEPO has a different mechanism of action than other IV antibiotics available in the United States.
•

CONTEPO has a broad spectrum of in vitro activity against a variety of clinically important MDR Gram‑negative pathogens, including ESBL‑producing Enterobacteriaceae, CRE, and Gram‑positive pathogens, including methicillin‑resistant Staphylococcus aureus, or MRSA, and vancomycin‑resistant enterococci.

•	CONTEPO has demonstrated in in vitro studies additivity or synergy when used in combination with other classes of antibiotic agents in pre‑clinical trials.
•	CONTEPO has a small molecular size, which may enable high levels of tissue penetration and facilitates renal elimination, both of which are important for treatment of cUTIs.
•	CONTEPO is supported by a long history of IV fosfomycin use outside the United States in a variety of indications, including cUTI.
•	CONTEPO has completed the ZEUS Study, a pivotal registrational Phase 2/3 clinical trial in cUTI, achieving non‑inferiority to an active comparator.

CONTEPO is a potentially first‑in‑class epoxide IV antibiotic in the United States with a broad spectrum of bactericidal Gram‑negative and Gram‑positive activity, including activity against many contemporary MDR strains that threaten hospitalized patients. IV fosfomycin has an extensive commercial history in markets outside the United States, where it has been used broadly for over 45 years to treat a variety of indications, including complicated urinary tract infections, bacteremia, pneumonia and skin infections with little resistance shown to date.

CONTEPO works differently than other IV antibiotics approved in the United States. CONTEPO inhibits an early step in bacterial cell wall synthesis, so the cell wall lacks integrity and the bacteria die quickly. We believe that because of its different mechanism of action, we have not observed any cross resistance to date between CONTEPO and any of the existing classes of intravenous antibiotics. In addition, CONTEPO has demonstrated in in vitro studies an additive or synergistic antibacterial effect with other classes of antibiotics when used in combination therapy, and has been shown to restore susceptibility of resistant strains.

Our Product and Product Candidate

XENLETA

Overview

XENLETA is a semi‑synthetic derivative of the naturally occurring antibiotic, pleuromutilin, which was originally identified from a fungus called Pleurotus mutilius.  XENLETA inhibits the synthesis of bacterial protein, which is required for bacteria to grow. XENLETA acts by binding to the peptidyl transferase center, or PTC, on the bacterial ribosome in such a way that it interferes with the interaction of protein production at two key sites known as the “A” site and the “P” site, resulting in the inhibition of bacterial proteins and the cessation of bacterial growth. XENLETA’s binding occurs with high affinity, high specificity and at molecular sites that are different than other antibiotic classes. We believe that XENLETA’s novel mechanism of action is responsible for the lack of cross‑resistance with other antibiotic classes that we have observed in our preclinical studies and clinical trials and a low propensity for development of bacterial resistance to XENLETA. The binding of XENLETA to the PTC on the bacterial ribosome is depicted in the graphic below.

We believe that XENLETA is well suited to be used empirically as monotherapy for the treatment of respiratory tract infections, such as CABP, because of its spectrum of antibacterial activity against both the typical and atypical pathogens causing CABP.  XENLETA is a pleuromutilin antibacterial indicated for the treatment of adults with CABP caused by susceptible microorganisms.  In addition, in preclinical studies, XENLETA showed potent antibacterial activity against a variety of Gram‑positive bacteria, Gram‑negative bacteria and atypical bacteria, including multi‑drug resistant strains. In preclinical studies and in Phase 1 clinical trials, XENLETA achieved substantial concentrations in the epithelial lining fluid, or ELF, of the lung, the site infected during pneumonia. XENLETA also provides the ability to switch from IV to oral therapy and maintain therapy with the same antibacterial treatment. The efficacy of XENLETA in humans has been shown in a proof‑of‑concept clinical Phase 2 trial with 207 patients with ABSSSI (acute bacterial skin and skin structure infections) comparing two XENLETA doses (100 mg and 150 mg i.v. q12 h) with vancomycin (≥ 1,000 mg) over 5‑14 days. This trial enrolled patients with severe skin and skin structure infections, excluding any patients with minor and uncomplicated infections. In total, 90.8 % of patients in the Modified Intent to Treat, or mITT population had S. aureus infection; 69.1 % of patients had MRSA. The results of the clinical Phase 2 trial in ABSSSI provided the first proof of concept for the systemic use of a pleuromutilin antibiotic for the treatment of serious bacterial infections in humans. Thereafter, the clinical program for XENLETA progressed with completion of two Phase 3 clinical trials in CABP (LEAP 1, LEAP 2). These trials demonstrated that XENLETA treatment, administered as IV only, IV to oral, and oral only regimens, was non‑inferior to the standard of care moxifloxacin for the treatment of adults with CABP. Each trial provided independent evidence of the treatment effect and safety in this population with unmet medical need.

The FDA has designated each of the IV and oral formulations of XENLETA as a QIDP,  which provides for the extension of statutory exclusivity periods in the United States for an additional five years upon FDA approval of the product for the treatment of CABP and granted fast track designation to these formulations of XENLETA. Fast track designation is granted by the FDA to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. The fast track designation for the IV and oral formulations of XENLETA will allow for more frequent interactions with the FDA, the opportunity for a rolling review of any NDAs, eligibility for priority review and a shortening of the FDA’s goal for taking action on a marketing application from ten months to six months. Two NDAs for IV and oral formulations of XENLETA for treatment of CABP were submitted to the FDA December 19, 2018 and were approved on August 19, 2019. We also submitted a marketing authorization application for XENLETA for the treatment of CABP in adults in Europe in May 2019.  On June 24, 2019, we announced that the European Medicines Agency, or the EMA determined that our MAA for XENLETA is valid.  Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process and an opinion of the EMA CHMP is anticipated in the second half of 2020.

We own exclusive, worldwide rights to XENLETA, other than our rights in People’s Republic of China, Hong Kong, Macau, and Taiwan, which were licensed to Sinovant, and Canada, which was licensed to Sunovian.  XENLETA is protected by issued patents in the United States, Europe and Japan covering composition of matter, which are scheduled to expire no earlier than 2028. We also have been granted patents for XENLETA relating to process and pharmaceutical crystalline salt forms in the United States, which are scheduled to expire no earlier than 2031 before any regulatory exclusivity such as QIPD or pediatric extensions are applied. In addition, we own a family of pending patent applications directed to pharmaceutical compositions of XENLETA, which if issued would be scheduled to expire no earlier than 2036.

Key Attributes of XENLETA

We believe that the combination of the following key attributes of XENLETA, observed in clinical trials and preclinical studies, differentiates XENLETA from currently available antibiotics and make XENLETA well suited for use as a first‑line or second‑line empiric monotherapy for the treatment of CABP.

The preclinical studies and clinical trials we have conducted to date suggest that XENLETA’s novel mechanism of action is responsible for the low risk of cross resistance observed with other antibiotic classes and a low propensity for development of bacterial resistance to XENLETA. As a result of the favorable safety and tolerability profile we have observed in our clinical trials to date, we believe XENLETA has the potential to present fewer complications relative to the use of current therapies.

Based on our market research, we also believe that the availability of both IV and oral formulations of XENLETA, and an option to switch to oral treatment, could reduce the length of a patient’s hospital stay and the overall cost of care.

Targeted Spectrum of Activity for CABP Pathogens and Low Propensity for the Development of Bacterial Resistance

We expect XENLETA’s spectrum of antibacterial activity against typical and atypical pathogens could eliminate the need to use a combination of antibiotics for the treatment of CABP. In our completed Phase 2 clinical trial, IV XENLETA achieved a high cure rate against multi‑drug resistant Gram‑positive bacteria, including MRSA. In addition, in preclinical studies, XENLETA showed activity against a variety of Gram‑positive bacteria, including S. pneumoniae and S. aureus, that are resistant to other classes of antibiotics, Gram‑negative bacteria, including H. influenzae and M. catarrhalis, and atypical bacteria, including C. pneumoniae,  M. pneumoniae and L. pneumophila. Included in XENLETA’s spectrum of activity are all bacterial pathogens identified by IDSA as the most common causes of CABP for hospitalized patients who are not in the intensive care unit, as well as strains of the above listed bacteria that are resistant to other classes of antibiotics, including penicillins, cephalosporins, fluoroquinolones and macrolides.

Based on observations from our preclinical studies and clinical trials of XENLETA, as well as industry experience with pleuromutilins used in veterinary medicine over the last 40 years, we believe that XENLETA’s novel mechanism of action is responsible for the low risk of cross‑resistance observed with other antibiotic classes and a low propensity for development of bacterial resistance to XENLETA.

Convenient Dosing Regimen; Potential for Switching from IV to Oral Treatment

We have developed both an IV and oral formulation of XENLETA, which we utilized in our clinical trials of XENLETA for the treatment of CABP. The administration of XENLETA as a monotherapy avoids the need for the complicated dosing regimens typical of multi‑drug cocktails. We believe the availability of both IV and oral administration, and an option to switch to oral treatment, would be more convenient for patients and could reduce the length of a patient’s hospital stay and the overall cost of care. The potential reduction in the overall cost of care could be particularly meaningful to healthcare institutions, as the DRG reimbursement system pays a fixed fee for the treatment of CABP regardless of the length of hospital stay.

The efficacy and safety of XENLETA in adult patients with CABP was shown in two pivotal Phase 3 clinical trials (LEAP 1 and LEAP 2). The two trials were designed in accordance with US and EU regulatory guidelines and conducted in parallel from 2016 to 2018. Design elements of the Phase 3 clinical trials were broadly comparable. Both were global, multicenter, randomized, double‑blind, active‑controlled, non‑inferiority studies to establish the efficacy and safety of XENLETA against the standard‑of‑care moxifloxacin in the treatment of adult subjects with CABP. In LEAP 1, subjects were treated with IV study drug and could be switched to oral study drug at the discretion of the Investigator after 3 full days (6 doses) of IV treatment if, in the opinion of the Investigator, pre‑defined criteria were met. In LEAP 2, subjects were treated with XENLETA for five days (ten doses) compared to seven days of moxifloxacin (seven doses).

LEAP 1 (IV to Oral) Phase 3 Clinical Trial

In LEAP 1, a total of 551 subjects with Pneumonia Outcomes Research Team (PORT) Risk Class III to V who required IV antibiotic therapy as initial treatment for the current episode of CABP were randomized 1:1 to treatment with XENLETA 150 mg IV every 12 hours (n=276) or moxifloxacin 400 mg IV every 24 hours (n=275). Subjects could be switched from IV to oral study drug (XENLETA 600 mg orally every 12 hours or moxifloxacin 400 mg orally every 24 hours) at the discretion of the Investigator after three full days (six doses) of IV treatment if pre‑defined criteria were met. If the investigator determined that MRSA was a probable pathogen at Screening, adjunctive linezolid 600 mg IV every 12 hours was to be added to the moxifloxacin group and linezolid placebo was to be added to the XENLETA group.

The protocol defined different primary endpoints for the FDA and EMA to address regional differences in regulatory requirements for the development of antibacterial drugs to treat CABP. The FDA primary endpoint (EMA secondary endpoint) was the percentage of subjects with an Early Clinical Response, or ECR, of responder at 96 ± 24‑hours after the first dose of study drug in the Intent‑to‑treat, or ITT, Analysis Set. The EMA co‑primary endpoints (FDA secondary endpoints) were the percentages of subjects with an Investigator’s Assessment of Clinical Response (IACR) of success at Test of Cure (TOC) Visit (5 to 10 days after the last dose of study drug) in the mITT and Clinically Evaluable at Test of Cure, or CE‑TOC Analysis Sets.

Of the 551 subjects randomized, 546 received any amount of study drug (Safety Analysis Set: 273 XENLETA, 273 moxifloxacin). The mean total duration of study drug treatment (IV and oral combined) was approximately seven days in each treatment group. The two treatment groups were generally well balanced with respect to demographics and baseline characteristics. Overall, 59.9% of subjects were male. The overall mean age was 60.3 years; 43.6% were ≥65 years and 18.1% were ≥75 years. Overall, 72.1% of subjects were classified as PORT Risk Class III, 26.5% were PORT Risk Class IV, and 1.3% were PORT Risk Class V.

LEAP 1 met its primary objective and demonstrated that XENLETA is non‑inferior to moxifloxacin with or without adjunctive linezolid for the treatment of adult subjects with CABP based on the FDA and EMA primary endpoints. The ECR responder rate (FDA primary endpoint) was 87.3% in the XENLETA group and 90.2% in the moxifloxacin group (treatment difference −2.9%; 95% CI: −8.5, 2.8). The lower limit of the 95% CI for the difference in ECR responder rates was greater than the non‑inferiority margin of −12.5%. Success rates for IACR at TOC (EMA co‑primary endpoints) were 81.7% in the XENLETA group and 84.2% in the moxifloxacin group (treatment difference −2.6%; 95% CI: −8.9, 3.9) in the mITT group, and 86.9% in the XENLETA group and 89.4% in the moxifloxacin group (treatment difference −2.5%; 95% CI: −8.4, 3.4) in the CE‑TOC group. The lower limit of the 95% CI for the difference in IACR success rates was greater than the non‑inferiority margin of −10% for both groups.

Early Clinical Response rates for the most frequently identified baseline pathogens in the Microbiological Intent‑to‑treat, or microITT, group were: S. pneumoniae (88.2% XENLETA vs 93.8% moxifloxacin), H. influenzae (92.2% XENLETA vs 94.7% moxifloxacin), M. catarrhalis (92.0% XENLETA vs 100.0% moxifloxacin), M. pneumoniae (84.2% XENLETA vs 90.0% moxifloxacin), L. pneumophila (88.9% XENLETA vs 85.7% moxifloxacin), and C. pneumoniae (90.9% XENLETA vs 94.7% moxifloxacin). ECR responder rates for S. aureus were 100.0% in both treatment groups. Responder rates among resistant pathogens were high in the XENLETA group (e.g., 100.0% for penicillin‑intermediate S. pneumoniae [PISP], penicillin‑resistant S. pneumoniae [PRSP], multi‑drug resistant S. pneumoniae, or MDRSP, and macrolide‑resistant S. pneumoniae), although the number of resistant pathogens was low.

Both XENLETA and moxifloxacin were well tolerated in the IV ± oral treatment regimens administered in the study. A similar rate of treatment‑emergent adverse events, or TEAEs, was observed (38.1% vs 37.7% in the XENLETA and moxifloxacin groups, respectively). Gastrointestinal events were the most frequently reported TEAEs in both treatment groups (6.6% XENLETA, 13.6% moxifloxacin), with the difference between groups driven by an imbalance in TEAEs of diarrhea (0.7% XENLETA, 7.7% moxifloxacin). No gastrointestinal TEAEs led to discontinuation of study drug in either treatment group.

Administration site reactions of any type occurred more frequently for XENLETA (7.7%) than moxifloxacin (3.7%). The most common individual TEAE was infusion site pain, affecting eight (2.9%) subjects in the XENLETA group, and no subjects in the moxifloxacin group. One subject in each treatment group had an infusion site reaction that led to discontinuation of study drug.

The incidence of TEAEs leading to discontinuation of study drug was 2.9% XENLETA and 4.4% for moxifloxacin. The only TEAE preferred terms leading to discontinuation for more than 1 subject per treatment group were electrocardiogram (ECG) QT prolonged (one XENLETA‑treated subject and three moxifloxacin‑treated subjects) and infectious pleural effusion (one XENLETA‑treated subject and two moxifloxacin‑treated subjects).

Serious TEAEs occurred in 7.0% of subjects in the XENLETA group and 4.8% of subjects in the moxifloxacin group and were most frequently reported in the Infections and Infestations System Organ Class, or SOC (2.9% XENLETA, 1.5% moxifloxacin).

Nine deaths (five in the XENLETA group and, four in the moxifloxacin group) occurred by Day 28. Two additional deaths were reported after Day 28 (i.e., after the intended Late Follow‑up [LFU] Visit): one XENLETA‑treated subject on Day 32 and one moxifloxacin‑treated subject on Day 48. None of the deaths was assessed as related to study drug by the Investigators.

There were no clinically meaningful trends or pattern of changes identified in hematology or chemistry laboratory parameters. No subjects met Hy’s Law criteria.

LEAP 2 (Oral Only) Phase 3 Clinical Trial

In LEAP 2, a total of 738 subjects with PORT Risk Class II to IV who were appropriate candidates for oral antibiotic therapy for the current episode of CABP were randomized 1:1 to treatment with XENLETA (n=370) or moxifloxacin (n=368). Subjects received either XENLETA 600 mg orally every 12 hours for 5 days (10 doses) or moxifloxacin 400 mg orally every 24 hours for seven days (seven doses). The primary and secondary objectives were identical to those in LEAP 1.

Of the 738 subjects randomized, 736 received any amount of study drug (Safety Analysis Set: 368 XENLETA, 368 moxifloxacin). The mean duration of exposure to active XENLETA was 5.0 days, compared with 6.7 days of active moxifloxacin, which reflects the intended duration of active treatment for each drug as per the study design. The two treatment groups were generally well balanced with respect to demographics and baseline characteristics. Overall, 52.4% of subjects were male. The overall mean age was 57.5 years; 37.5% were ≥65 years and 16.3% were ≥75 years. Overall, 50.4% of subjects were classified as PORT Risk Class II, 37.7% were PORT Risk Class III, and 11.1% were PORT Risk Class IV.

LEAP 2 met its primary objective and demonstrated that XENLETA is non‑inferior to moxifloxacin for the treatment of adult subjects with CABP based on the FDA and EMA primary endpoints. The ECR responder rate (FDA primary endpoint) was 90.8% in the XENLETA group and 90.8% in the moxifloxacin group (treatment difference 0.1%; 95% CI: −4.4, 4.5). The lower limit of the 95% CI for the difference in ECR responder rates was greater than the non‑inferiority margin of −10%. Success rates for IACR at TOC (EMA co‑primary endpoints) were 87.5% in the XENLETA group and 89.1% in the moxifloxacin group (treatment difference −1.6%; 95% CI: −6.3, 3.1) in the mITT group, and 89.7% in the XENLETA group and 93.6% in the moxifloxacin group (treatment difference −3.9%; 95% CI: −8.2, 0.5) in the CE‑TOC group. The lower limit of the 95% CI for the difference in IACR success rates was greater than the non‑inferiority margin of −10% for both groups.

Early Clinical Response rates for the most frequently identified baseline pathogens in the microITT group were: S. pneumoniae (89.4% XENLETA vs 91.3% moxifloxacin), H. influenzae (89.3% XENLETA vs 91.7% moxifloxacin), M. pneumoniae (100.0% in both groups), M. catarrhalis (85.7% XENLETA vs 100.0% moxifloxacin), L. pneumophila (81.3% XENLETA vs 94.1% moxifloxacin), and C. pneumoniae (93.8% XENLETA vs 100.0% moxifloxacin). ECR responder rates for S. aureus were 100.0% in both treatment groups. Responder rates among resistant pathogens were high in the XENLETA group (e.g., 100.0% for PISP, PRSP, MDRSP, and MRSA), although the number of resistant pathogens was low.

Both XENLETA and moxifloxacin were well tolerated in the oral treatment regimens administered in the study. The overall incidence of TEAEs was higher in the XENLETA group (32.6%) than in the moxifloxacin group (25.0%), which was driven by a difference in the incidence of mild/moderate Gastrointestinal Disorders. For XENLETA and moxifloxacin, respectively, the most frequently reported individual TEAEs in this category (and for the study overall) were diarrhea (12.2% vs 1.1%), nausea (5.2% vs 1.9%), and vomiting (3.3% vs 0.8%). Among the XENLETA‑treated subjects reporting each of these TEAEs, approximately 75% had mild events and the remainder had moderate events. The only severe gastrointestinal adverse event, which was also serious, was a case of inguinal hernia strangulated in a moxifloxacin‑treated subject. There were no severe or serious gastrointestinal adverse events among XENLETA‑treated subjects. Furthermore, gastrointestinal events led to study drug discontinuation for 3 XENLETA‑treated subjects (due to vomiting or abdominal pain) and one moxifloxacin‑treated subject (due to vomiting). One patient who had a positive clinical response to XENLETA was later diagnosed with a C. difficile infection during an extended hospital stay.

The incidence of TEAEs leading to discontinuation of study drug was 3.3% for the XENLETA group and 2.4% for the moxifloxacin group.

Serious TEAEs occurred in 4.6% of XENLETA‑treated subjects and 4.9% of moxifloxacin‑treated subjects, most frequently in the Infections and Infestations category (2.4% and 1.4%, respectively).

In each treatment group, three (0.8%) subjects died by Day 28. Deaths of two additional XENLETA‑treated subjects were reported after Day 28 (i.e., after the intended LFU Visit): one subject on Day 57 and one subject on Day 271. None of the deaths was assessed as related to study drug by the Investigators.

No clinically meaningful trends or pattern of changes were identified in hematology or chemistry laboratory parameters. Two unique XENLETA‑treated subjects had either an ALT or an aspartate aminotransferase (AST) value >10 × the upper limit of normal, or ULN; in both cases the transaminase increases were transient with no associated increase in serum bilirubin. No subjects met Hy’s Law criteria.

Electrocardiogram analyses demonstrated increases from baseline in the QTcF interval in both treatment groups, but the magnitude of the change in the XENLETA treatment group was smaller than that caused by moxifloxacin. In this study the mean change from baseline in QTcF interval at the steady state assessment was 9.5 msec for XENLETA and 11.6 msec for moxifloxacin. Post‑baseline QTcF increases of >60 msec occurred in 1.1% of XENLETA‑treated subjects and 1.9% of moxifloxacin‑treated subjects. No associated cardiac arrhythmias of concern were observed. No adverse trends in vital signs in either treatment group were observed.

Phase 1 Pediatric Clinical Trial

Not unlike treatment of infectious diseases in adults, the management of pediatric infections has become more difficult due to the continuing rise in resistance in bacteria. Further complicating antimicrobial selection in the pediatric population is the need for agents to be very well tolerated and available in a final dosage form that can be easily administered to children. Based upon the in vitro antimicrobial spectrum of activity, along with the safety profile observed to date, we believe XENLETA is appropriate for evaluation for the treatment of a variety of pediatric infections, including those affecting the respiratory tract and skin and skin structure. We have an agreed Pediatric Investigation Plan, or PiP, and Pediatric Study Plan, or PSP, with the EMA and FDA, respectively. Pediatric oral formulation development is ongoing with initiation of a relative bioavailability and pharmacokinetic study with said oral formulation in 2019, and we initiated a Phase 1 clinical trial evaluating safety, tolerability and PK of intravenous XENLETA in pediatric patients in mid‑2018.

Additional Potential Indications for XENLETA

STIs

Urethritis and cervicitis caused by N. gonorrhoeae,  C. trachomatis or M. genitalium are frequently occurring sexually transmitted infections in the United States and Europe. Left untreated, these infections can cause serious health problems, particularly in women, including chronic pelvic pain, life‑threatening ectopic pregnancy and infertility. Resistance in these organisms to the most commonly prescribed antibacterial treatments poses a serious public health threat. For example, the CDC estimates that half of all infections of the clinical isolates of N. gonorrhoeae are resistant to at least one currently available antibiotic.

In preclinical studies, XENLETA has shown high potency against N. gonorrhoeae,  C. trachomatis and M. genitalium, including strains resistant to currently available antibacterial agents.

Osteomyelitis

The incidence of osteomyelitis, which is an infection of the bone, is increasing. The most common causative organism is S. aureus. In the United States, the prevalence of MRSA in these cases ranges from 33% to 55%. Up to 90% of cases of hematogenous osteomyelitis, most frequently in children, are caused by S. aureus. We believe that

XENLETA has the potential to be an effective treatment option for osteomyelitis. XENLETA has shown substantial tissue penetration and activity against the most common causative organism in all forms of osteomyelitis. We believe that based on the safety profile observed to date, XENLETA will be well tolerated for the long term use necessary for the treatment of both adult and pediatric patients with osteomyelitis. The current standard of care for these infections is treatment with vancomycin. We believe the ability to administer XENLETA by either the IV or oral route would provide a significant advantage over agents, such as vancomycin, that can only be administered by IV.

Prosthetic Joint Infections

Infection occurs in approximately 1% of joint replacement surgeries. Although the incidence of infection has been decreasing, the total number of replacement operations has been rising, such that, overall, there is increasing morbidity. The majority of these infections are caused by three organisms: coagulase negative staphylococci, S. aureus (including MRSA) and streptococci, all organisms that are susceptible to XENLETA. The preferred treatment for joint infections with MRSA is vancomycin, with daptomycin and linezolid as alternatives. Vancomycin and daptomycin are administered only by IV for this indication, and linezolid has side effects that affect long term use. We believe that XENLETA could provide an alternative for both IV and oral therapy for these infections cases.

Although we have no current plans to develop XENLETA for indications other than CABP, we may advance these programs in the clinic based on available funding.

CONTEPO Clinical Development Program

Overview

CONTEPO is under development in the United States for the treatment of cUTI, including AP. The clinical development plan for CONTEPO utilized a modernized dosing regimen to optimize coverage of the predominant pathogens in hospital infections, including strains recognized by the CDC as an urgent or serious antibiotic resistant threat to public health in the United States. The FDA has designated CONTEPO as a QIDP. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non‑inferiority to piperacillin/tazobactam in patients with cUTI, including acute pyelonephritis. The FDA granted us a PDUFA target action date of April 30, 2019 for CONTEPO, and received a Complete Response Letter from the FDA. The CRL requested that we address issues related to facility inspections and manufacturing deficiencies at one of our contract manufacturers prior to the FDA approving the NDA. The FDA did not request any new clinical data and did not raise any concerns with regard to the safety of CONTEPO. The NDA for CONTEPO was resubmitted based on the outcome and final minutes of a Type A meeting with the FDA.  The FDA stated that our filing was a complete, class 2 response to the complete response letter the FDA issued on April 30, 2019. As a result, the FDA set a PDUFA date of June 19, 2020 for the completion of its review of the NDA resubmission.

Phase 2/3 Clinical Trial

The ZEUS Study was a multicenter, randomized, parallel‑group, double‑blind, pivotal Phase 2/3 clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of CONTEPO compared to PIP‑TAZ in the treatment of hospitalized adults with cUTI or AP. PIP‑TAZ is a combination antibiotic consisting of a broad‑spectrum antibiotic, piperacillin, plus a Beta‑lactamase inhibitor, tazobactam, which extends the antibiotic spectrum of piperacillin to include many Beta‑lactamase‑producing bacteria that have acquired resistance to piperacillin alone. PIP‑TAZ is widely used to treat serious Gram‑negative infections. The primary objective of the ZEUS Study was to demonstrate that CONTEPO was non‑inferior to PIP‑TAZ in overall success based on clinical cure and microbiologic eradication in the microbiologic modified intent‑to‑treat, or m‑MITT, population at the test‑of‑cure visit, or TOC, which occurred on the 19th to 21st day after completion of seven days of treatment with the study drug, or after up to 14 days of treatment for patients with concurrent bacteremia. The m‑MITT population consisted of 362 patients, each of whom met the study’s inclusion criteria, was randomized, received any amount of study drug, and had one or more baseline Gram‑negative pathogens growing at greater than or equal to 10(5) CFU/mL from an appropriately collected, pre‑treatment baseline urine or blood sample. The primary endpoint was a composite of the investigator’s determination of clinical cure, meaning complete resolution or significant improvement of signs and symptoms that were present at baseline and no new symptoms, such that no further antimicrobial therapy is warranted, plus microbiologic eradication, meaning that the baseline bacterial pathogen was reduced to less than 10(4) CFU/mL on urine culture and, if applicable, negative on repeat blood culture, both in the m‑MITT population at TOC. Any missing or presumed eradications were classified as indeterminates, and conservatively counted as failures in the overall success analysis.

All pathogens isolated from patients who had a baseline and TOC pathogen underwent blinded, post‑hoc, pulsed‑field gel electrophoresis, or PFGE, typing analysis. Microbiologic outcome was also defined utilizing the PFGE results, whereby microbiologic persistence required the same genus and species of baseline and post‑baseline pathogens, as well as PFGE‑confirmed genetic identity.

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

Eligible patients were randomly assigned to receive either CONTEPO (6 grams IV fosfomycin) or PIP‑TAZ (4 grams piperacillin/0.5 grams tazobactam) as one‑hour infusions three times daily for seven days, except patients with concurrent bacteremia, who could have received treatment for up to 14 days at the clinical investigator’s discretion. Oral step down therapy was prohibited. Throughout the study, all patients were monitored for signs and symptoms of cUTI or AP and the occurrence of adverse events. Laboratory data, including chemistry panels, complete blood counts, electrocardiograms, and samples for urine and blood cultures were collected from all patients at specified times throughout the study.

Of the total of 465 patients randomized across 92 sites in 16 countries, with studies conducted at 74 sites in 15 countries, 464 (99.8%) received at least one dose of the study drug. Of the 464 patients who received at least one dose of study drug, 233 patients were in the CONTEPO treatment group, and 231 patients were in the PIP‑TAZ treatment group. The incidence of premature discontinuation from study drug was low and similar between treatment groups (6.0% in the CONTEPO treatment group compared to 3.9% in the PIP‑TAZ treatment group), and the incidence of not completing the study through the last follow‑up visit, or LFU, which occurred on the 24th through 28th day after completion of seven days of treatment with the study drug, or after up to 14 days of treatment for patients with concurrent bacteremia, was 5.2% in the CONTEPO group compared to 0.9% in the PIP‑TAZ group.

In the ZEUS Study, CONTEPO was non‑inferior to PIP‑TAZ for the primary efficacy outcome of overall success, which was defined as clinical cure and microbiologic eradication at TOC. Overall success occurred in 64.7% of CONTEPO patients and 54.5% of PIP‑TAZ patients. The treatment difference between the CONTEPO and PIP‑TAZ groups was 10.2%, with a 95% confidence interval (−0.4, 20.8). Additionally, the lower bound of the 95% confidence interval met the pre‑specified non‑inferiority margin of −15%, demonstrating that CONTEPO was non‑inferior to PIP‑TAZ in the study. In a post‑hoc primary efficacy analysis using results of blinded PFGE molecular typing of urinary tract pathogens, this difference was even greater (69.0% CONTEPO patients compared to 57.3% PIP‑TAZ patients, with a treatment difference of 11.7%, with a 95% confidence interval (1.3, 22.1). Overall success rates were driven by microbiologic eradication rates, as clinical cure rates were greater than 90% and treatment differences were small at TOC. Using the PFGE molecular typing, the microbiologic eradication rates in the m‑MITT population at the TOC were 70.7% for patients receiving CONTEPO compared to 60.1% for patients receiving PIP‑TAZ. These rates were consistent with those observed in some contemporary cUTI studies, and most patients with microbiologic persistence at TOC had identifiable reasons or risk factors for persistence, such as functional or anatomical abnormalities of the urogenital tract, recent or indwelling urinary tract catheterization, elevated minimum inhibitory concentration, or MIC, to the study drug received, abbreviated study drug therapy, or other underlying co‑morbidities. Of note, a majority of patients with microbiologic persistence at TOC were clinical cures at TOC, did not require rescue antimicrobial therapy, and remained sustained cures at LFU.

The identity and frequency of pathogens recovered at baseline from patients in the ZEUS Study were similar in both the CONTEPO and PIP‑TAZ treatment groups. The most common pathogens identified were Enterobacteriaceae, identified in 96.2% of the CONTEPO patients and 94.9% of the PIP‑TAZ patients, including E. coli, identified in 72.3% of the CONTEPO patients and 74.7% of the PIP‑TAZ patients; K. pneumoniae, identified in 14.7% of the CONTEPO patients and 14.0% of the PIP‑TAZ patients; Enterobacter cloacae species complex, identified in 4.9% of the CONTEPO patients and 1.7% of the PIP‑TAZ patients; and Proteus mirabilis, identified in 4.9% of the CONTEPO patients and 2.8% of the PIP‑TAZ patients. Gram‑negative aerobes other than Enterobacteriaceae included Pseudomonas aeruginosa, which was identified in 4.3% of the CONTEPO patients and 5.1% of the PIP‑TAZ patients, and Acinetobacter baumannii‑calcoaceticus species complex, identified in 1.1% of the CONTEPO patients and no PIP‑TAZ patients. These pathogens are representative of the pathogens that have been recovered in other studies of patients with cUTI or AP. For the predominant pathogens E. coli and K. pneumoniae, the clinical cure rates at TOC for CONTEPO were greater than 90% for both pathogens, and microbiologic eradication rates were 68.4%, or 72.9% with PFGE analysis, for E. coli, and 66.7% for K. pneumoniae on both a non‑PFGE analysis and PFGE analysis‑basis.

A total of 42.1% of CONTEPO patients and 32.0% of PIP‑TAZ patients experienced at least one TEAE. Most TEAEs were mild or moderate in severity, and severe TEAEs were uncommon (2.1% of CONTEPO patients and 1.7% of PIP‑TAZ patients). The most common TEAEs in both treatment groups were transient, asymptomatic laboratory abnormalities and gastrointestinal events. Treatment‑emergent serious adverse events, or SAEs, were uncommon in both treatment groups (2.1% of CONTEPO patients and 2.6% of PIP‑TAZ patients). There were no deaths in the study and one SAE in each treatment group was deemed related to the study drug (hypokalemia in a CONTEPO patient and renal impairment in a PIP‑TAZ patient), leading to study drug discontinuation in the PIP‑TAZ patient. Study drug discontinuations due to TEAEs were infrequent and similar between treatment groups (3.0% of CONTEPO patients and 2.6% of PIP‑TAZ patients).

The most common laboratory abnormality TEAEs were increases in the levels of alanine aminotransferase (8.6% of CONTEPO patients and 2.6% of PIP‑TAZ patients) and aspartate transaminase (7.3% of CONTEPO patients and 2.6% of PIP‑TAZ patients). None of the aminotransferase elevations were symptomatic or treatment‑limiting, and none of the patients met the criteria for Hy’s Law. Outside of the United States, elevated liver aminotransferases are listed among undesirable effects in labeling for IV fosfomycin.

Hypokalemia occurred in 71 of 232 (30.6%) CONTEPO patients and 29 of 230 (12.6%) PIP‑TAZ patients. Most decreases in potassium levels were mild to moderate in severity. Shifts in potassium levels from normal at baseline to hypokalemia, as determined by worst post‑baseline hypokalemia values, were more frequent in the CONTEPO group than the PIP‑TAZ group for mild (17.7% compared to 11.3%), moderate (11.2% compared to 0.9%), and severe (1.7% compared to 0.4%) categories of hypokalemia. Hypokalemia was deemed a TEAE in 6.4% of patients receiving CONTEPO and 1.3% of patients receiving PIP‑TAZ, and all cases were transient and asymptomatic. While no significant cardiac adverse events were observed in the ZEUS Study, post‑baseline QT intervals calculated using Fridericia’s formula, or QTcF, of greater than 450 to less than or equal to 480 msec (baseline QTcF of less than or equal to 450 msec) occurred at a higher frequency in CONTEPO patients (7.3%) compared to PIP‑TAZ patients (2.5%). In the CONTEPO arm, these results appear to be associated with the hypokalemia associated with the salt load of the IV formulation.

Phase 1 Pediatric Clinical Trial

In June 2018, we initiated a Phase 1, non‑comparative, open‑label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard‑of‑care antibiotic therapy for proven or suspected infection or peri‑operative prophylaxis. A total of 24 patients are expected to be enrolled at up to ten clinical sites in the United States. We anticipate completing enrollment in this trial in late 2020.

Potential Additional Indications for CONTEPO

Fosfomycin has a long history of use outside the United States in a variety of indications beyond cUTI. The FDA has granted both Fast Track and QIDP designations for the investigation of CONTEPO for the following indications in addition to cUTI:

•	Complicated intra‑abdominal infections (cIAI)
•	Hospital‑acquired bacterial pneumonia (HABP)
•	Ventilator‑associated bacterial pneumonia (VABP)
•	Acute bacterial skin and skin structure infections (ABSSSI)

Although we have no current plans to develop CONTEPO for indications other than cUTI, including AP, these designations make CONTEPO eligible for Fast Track and GAIN incentives. We may advance these programs in the clinic based on available funding.

In August 2017, Zavante entered into an agreement with the United States National Institute of Allergy and Infectious Diseases, or NIAID, under which NIAID will conduct a clinical trial to assess CONTEPO’s intrapulmonary penetration and pharmacokinetics in support of the product candidate’s potential future development as a treatment for HABP and VABP. This bronchoalveolar lavage study, or the BAL study, will measure CONTEPO’s pulmonary penetration by assessing drug concentrations in the lining of study subjects’ bronchial pathways. Diffusion and saturation of antibiotics in patients’ airways are considered important factors in assessing a drug’s ability to effectively treat lower‑respiratory tract infections. Prior preclinical and clinical investigations of IV fosfomycin have demonstrated that the product candidate penetrates rapidly into tissues and achieves clinically relevant concentrations in urine, soft tissues, lungs and other organs, supporting CONTEPO’s potential versatility as an antibiotic treatment option. The Phase 1 BAL study is currently enrolling study subjects.

License Agreement with Sinovant Sciences

In March 2018, we entered into a license agreement, or the Sinovant License Agreement, with Sinovant, to develop and commercialize XENLETA in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non‑exclusive license to manufacture, certain products containing XENLETA, or the Sinovant Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to collectively as the Sinovant Territory. We retain development and commercialization rights in the rest of the world.

Under the Sinovant License Agreement, Sinovant and our subsidiaries established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Sinovant Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and were initially eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to XENLETA for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. Additionally, in connection with the FDA approval for XENLETA we received a $5.0 million milestone payment from Sinovant in the third quarter of 2019.  The remaining milestone payments of $86.5 million are tied to additional regulatory approvals and annual sales targets. In addition, we are eligible to receive low double‑digit royalties on sales, if any, of Sinovant Licensed Products in the Sinovant Territory.

Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Sinovant Licensed Products in the Sinovant Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sinovant Licensed Product in the Sinovant Territory. We are obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant sufficient supply of XENLETA for Sinovant to manufacture finished drug products for development and commercialization of the Sinovant Licensed Products in the Sinovant Territory.

Unless earlier terminated, the Sinovant License Agreement will expire upon the expiration of the last royalty term for the last Sinovant Licensed Product in the Sinovant Territory, which we expect will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non‑exclusive, fully‑paid, royalty‑free and irrevocable. The Sinovant License Agreement may be terminated in its entirety by Sinovant upon 180 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the Sinovant License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the Sinovant License Agreement under specified circumstances relating to the other party’s insolvency. We have the right to terminate the Sinovant License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates (subject to specified cure periods). The Sinovant License Agreement contemplates that the we will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

License Agreement with Sunovion Pharmaceutics Canada Inc.

In March 2019, we entered into a license and commercialization agreement, or the Sunovion License Agreement, with Sunovion Pharmaceuticals Canada Inc., or Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by us or any of our affiliates, or the Sunovian Licensed Products, in Canada in all uses in humans in CABP and in any other indication for which the Sinovant Licensed Products have received regulatory approval in Canada.

Under the terms of the Sunovion License Agreement, we are entitled to receive an upfront payment, potential milestone payments upon the achievement of certain regulatory and sales milestone events and royalties on net sales, if any, of Sunovian Licensed Products in Canada.  Sunovion is responsible for all costs related to developing, obtaining regulatory approval of, and commercializing the Sunovion Licensed Products in Canada.

Commercialization Strategy

Other than in greater China and Canada where we have licensed development and commercialization rights to XENLETA, we own exclusive, worldwide rights to XENLETA and U.S. rights to CONTEPO. Our initial target population for XENLETA consisted of patients with moderate to severe CABP whose antibiotic treatment is hospital‑initiated. We received approval for XENLETA from the FDA in August 2019 and launched the product in September 2019. We utilize our own targeted hospital sales force and marketing organization and in early 2020 began to target high value primary care physicians in the community near our target hospitals. Based on our market research, we believe XENLETA has an innovative profile supporting adoption in the United States for adult hospital‑initiated CABP patients, treated both as in‑patients as well as outpatient‑transition of care from the hospital to the community, which we believe represents a significant commercial opportunity. We believe that we will be able to effectively communicate XENLETA’s differentiating characteristics and key attributes to clinicians, hospital pharmacies and payors with the goal of establishing favorable reimbursement for outpatients as well as a favorable formulary status in targeted hospitals. There is also a significant opportunity for XENLETA to be used in the community for CABP patients, given its versatile profile, and this may represent a future expanded use. Outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA.

Along with additional market research, we believe that medical education will be a key component of our commercialization efforts and, plan to invest in these activities to optimize the commercial potential of XENLETA. With a targeted initial prescribing base predominantly in the hospital setting, we expect that a targeted hospital sales and marketing organization would be relatively smaller than competitors who are focused on both the hospital and community prescribing base. We believe that XENLETA’s novel mechanism of action, status as the only member of a new class of systemically administered pleuromutilins and anticipated clinical profile will support its potential favorable reimbursement, its potential inclusion on formularies and in local and national treatment guidelines.

We plan to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance our product candidates, build our product pipeline and concurrently advance a range of research and development programs for a variety of indications outside the United States.

We own exclusive U.S. rights to CONTEPO. Our strategic intention, supported by CONTEPO’s differentiated profile, is to establish CONTEPO as the standard of care in the United States for hospitalized patients with serious infections caused by suspected or confirmed MDR bacteria. We plan to use our existing hospital based sales force to promote CONTEPO to hospital‑based healthcare professionals in key locations within the United States where MDR infections, including CRE, are concentrated. These include roughly 900 hospitals in high resistance locations such as New York City, Los Angeles and Chicago, and other major population centers. We also have a team of regional business directors and medical science liaisons in the field performing educational and market development activities, respectively, for XENLETA and CONTEPO.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of XENLETA, CONTEPO, or any of the other compounds that we are evaluating in our discovery program. We currently rely, and expect to continue to rely, on third parties for the manufacture of XENLETA, CONTEPO and any further products that we may develop. We have significant in‑house knowledge and experience in the relevant chemistry associated with XENLETA and CONTEPO; and the relevant manufacturing and supply chain processes associated with the commercial supply of XENLETA and CONTEPO. In addition to these internal resources, we engage third‑party consultants, to assist in the management of our third‑party manufacturers.

We have engaged a limited number of third‑party manufacturers to provide all of our starting materials, drug substance and finished product for use in clinical trials. The active pharmaceutical ingredients, or API, and drug products have been produced under master service contracts and specific work orders from these manufacturers pursuant to agreements that include specific supply timelines and volume and quality expectations. We choose the third‑party manufacturers of the drug substance based on the volume required and the regulatory requirements at the relevant stage of development. All lots of drug substance and drug products used in clinical trials are manufactured under current good manufacturing practices. Separate third‑party manufacturers have been responsible for fill and finish services, and for labeling and shipment of the final drug product to the clinical trial sites.

XENLETA

We have entered into a long‑term commercial supply agreement with SEL Biochem Xinjiang Co., Ltd, or SEL, and Fountain International Development Holding Limited for the supply of pleuromutilin, which is the key intermediate for XENLETA API production. Under this agreement, SEL is required to manufacture and supply and we are required to purchase from SEL a specified percentage of our commercial requirements of pleuromutilin. The agreement expires on August 28, 2022, subject to automatic renewal for successive three‑year periods. Either party may elect not to renew the agreement by providing two‑year prior written notice before the end of the initial term or the then‑current renewal term. Either party may terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events.

The agreement includes customary supply terms, including product specifications, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality technical agreement pursuant to which SEL will conduct all quality control and release testing for the pleuromutilin produced under the agreement.

In November 2018 we entered into a long‑term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of XENLETA API. Under this agreement Arran is required to manufacture and supply, and we are required to purchase from Arran the amount forecast for the first six months of a twelve‑month rolling forecast provided monthly by us. The agreement term expires on November 12, 2023 and continues thereafter unless terminated by either party with not less than twelve months written notice. Either party may terminate the agreement for the other party’s uncured material breach or upon the occurrence of insolvency or bankruptcy events. The agreement includes customary supply terms including material specifications, price, payment terms, demand forecasting, delivery mechanics, and quality assurance.

We have entered into a long‑term commercial supply agreement with Hovione Limited, or Hovione, for the supply of XENLETA API. Under this agreement, Hovione is required to manufacture and supply and we are required to purchase from Hovione a specified percentage of our commercial requirements of XENLETA API. The agreement expires on November 22, 2025, subject to automatic renewal for successive two‑year periods. Either party may elect not to renew the agreement by providing two‑year prior written notice before the end of the initial term or the then‑current renewal term. Either party may terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events.

The agreement includes customary supply terms, including product specifications, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. We are required to purchase a minimum of 750 kg to 1,500 kg per year of XENLETA API dependent on potential regulatory approval timing. Under the agreement, we have also negotiated a quality technical agreement pursuant to which Hovione will conduct all quality control and release testing for the pleuromutilin produced under the agreement.

We have also entered into a long‑term commercial supply agreement with Patheon UK Limited, or Patheon, for the supply of IV vials of XENLETA. Under this agreement, Patheon is required to supply and we are required to purchase a specified percentage of our commercial requirements of IV vials of XENLETA. The agreement expires on December 31, 2023, subject to automatic renewal for successive two‑year periods. Either party may elect not to renew the agreement by providing two‑year prior written notice before the end of the initial term, and after the initial term, either party may terminate the agreement with 24‑months prior written notice at any time. Either party may also terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events. We may also terminate the agreement if a governmental authority takes action that prevents us from importing, exporting, purchasing or selling the IV vials of XENLETA. Finally, Patheon may terminate the agreement if we assign any of our rights under the agreement to an assignee that it does not consider to be a creditworthy substitute or is a competitor of Patheon.

The agreement includes customary supply terms, including product specifications, batch size requirements, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality agreement pursuant to which Patheon will conduct all quality control testing for the IV vials of XENLETA.

In addition, we have entered into a long‑term commercial supply agreement with Almac Pharma Services Limited, or Almac, for the commercial supply of XENLETA tablets. Under this agreement, Almac is required to supply and we are required to purchase services relating to the manufactured tablets equaling a specified minimum annual spend. The initial term of the agreement expires on August 7, 2022, but it will remain in force until it is terminated by either party with 24‑months prior written notice, expiring on or at any time after the expiry of the initial term. Either party may also terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events. The agreement includes customary supply terms, including payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality technical agreement pursuant to which Almac will conduct all quality control testing for the tablets.

In August 2018, we entered into a commercial packaging and supply agreement, or the Packaging Agreement with Sharp Corporation, or Sharp, for the commercial packaging of XENLETA acetate for oral and intravenous administration. Under the Packaging Agreement, Sharp has agreed to provide certain packaging services to us, including labeling, serialization and final packaging of the packaged products.

The Packaging Agreement has an initial five‑year term ending December 31, 2023 and will automatically renew after the initial term for additional one‑year terms unless either party gives notice of its intention to terminate the Packaging Agreement at least 90 days prior to the end of the then‑current term. In addition, either party may terminate the Packaging Agreement for the other party’s uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings and governmental actions, in each case subject to notice, cure periods and other conditions set forth in the Packaging Agreement.

The Packaging Agreement includes customary supply terms, including product specifications, batch size requirements, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality agreement pursuant to which Sharp will conduct quality control testing for the packaged products.

These six commercial supply agreements relating to XENLETA are filed as exhibits to this Form 10‑K. Other than these six agreements, we do not have long‑term agreements with any other third parties for the manufacture of commercial supplies of XENLETA, but we intend to enter into additional agreements with third‑party contract manufacturers for additional commercial supplies of XENLETA pending potential regulatory approval.

XENLETA is a semi‑synthetic organic compound of low molecular weight. The pleuromutilin core of the molecule is produced by fermentation and is manufactured on a significant scale by various manufacturers. The second part of the molecule is established from a readily accessible chiral starting material. The development stage production of XENLETA was carried out at a significant scale and we believe, if required, the synthetic route to XENLETA is amenable to further scale‑up. The synthetic route does not require unusual, or specialized, equipment in the manufacturing process. Therefore, if any of our current or future drug substance manufacturers were to become unavailable for any reason, we believe there are a number of potential replacements, although delays may be incurred in identifying and qualifying such replacements.

CONTEPO

Effective July 28, 2016, Zavante, Laboratorios ERN, S.A. (“ERN”) and Ercros, S.A. (“Ercros”) entered into an amended and restated three‑way agreement (the “Three‑Way Agreement”), which established the basis for related supply agreements with ERN and Ercros in anticipation of FDA approval of fosfomycin disodium and succinic acid injection for intravenous use filled, finished and packaged into containers for use by end users (“Product”) in the United States. Pursuant to the Three‑Way Agreement, Zavante has the direct responsibility for the manufacture and supply of the commercial Product in the United States.

Under the Three‑Way Agreement, (i) ERN has agreed to provide Zavante with certain technical documentation (Technical Documentation”) and data required for submission of an NDA or Abbreviated New Drug Application (“ANDA”), as applicable, for the Product , and other assistance in connection with the submission of an NDA or ANDA, pursuant to the ERN Supply Agreement (as defined below); (ii) Ercros has agreed to provide Zavante with certain Technical Documentation and the manufacture and supply of a blend of fosfomycin disodium and succinic acid (the “API Mixture”) for the manufacture of the Product, pursuant to the terms of the Ercros Supply Agreement (as defined below); and (iii) Zavante has agreed to obtain the commercial supply of the Product, under one or more separate agreements with third party manufacturers. The rights and obligations of each of the parties are set forth in each of the ERN Supply Agreement and the Ercros Supply Agreement.

In addition, pursuant to the Three‑Way Agreement, Zavante is required to (i) contract with one or more third party manufacturers to provide quantities of the Product required by Zavante for commercial sale in the United States, perform validation activities as required by the FDA, and obtain FDA approval of such third party manufacturer’s facilities and quality systems; (ii) use commercially reasonable efforts to file an NDA within one year of its receipt of all Technical Documentation for the NDA from ERN and Ercros; (iii) obtain and own all trademarks to be used for the Product in the United States and (iv) bear the cost and manage all clinical trials necessary for obtaining FDA approval of the Product and keep ERN and Ercros updated regarding the progress of such clinical trials.

The Three‑Way‑Agreement will continue in force and effect until the Ercros Supply Agreement and the ERN Supply Agreement have both been terminated or expired in accordance with the respective terms therein, or if the Three‑Way Agreement is terminated upon mutual written agreement of all of the parties. The Three‑Way Agreement contains, among other provisions, customary provisions relating to legal compliance and publicity.

Effective July 28, 2016, Zavante and Ercros entered into a manufacturing and supply agreement (the “Ercros Supply Agreement”) pursuant to the Three‑Way Agreement. Under the Ercros Supply Agreement, Ercros has agreed, pursuant to purchase orders entered into under the Ercros Supply Agreement, to manufacture (i) the exclusive supply of the API Mixture for Zavante in support of filing an NDA or an ANDA, as applicable, and (ii) the commercial supply of fosfomycin disodium and succinic acid injection for intravenous use in the United States. In addition, Ercros has agreed to provide access to certain technical documentation as may be requested by Zavante in connection with the filing of an NDA.

The Ercros Supply Agreement has an initial ten‑year term ending July 28, 2026 and will automatically renew after the initial term for additional two‑year terms unless either party gives notice of its intention to terminate the Ercros Supply Agreement at least 18 months prior to the end of the then‑current term. Either party may terminate the Ercros Supply Agreement for the other party’s uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings, governmental actions and legal proceedings, in each case subject to notice, cure periods and other conditions set forth in the Ercros Supply Agreement.

The Ercros Supply Agreement contains customary supply terms, including requirements forecasting, purchase orders, product specifications, price, payment terms, delivery mechanics and quality insurance. In addition, the Ercros Supply Agreement contains, among other provisions, customary representations and warranties by the parties, a grant by Ercros to Zavante of certain limited license rights to Ercros’ intellectual property in connection with Zavante’s performance under the Ercros Supply Agreement, certain indemnification rights in favor of both parties and customary confidentiality provisions.

Under the Ercros Supply Agreement, Zavante and Ercros have also entered into a quality agreement, pursuant to which Ercros will conduct all quality control and release testing for the API Mixture produced under the Ercros Supply Agreement.

Effective July 28, 2016, Zavante and ERN entered into an amended and restated pharmaceutical manufacturing and exclusive supply agreement, as amended on December 1, 2016, March 1, 2017, May 1, 2017 and December 20, 2017, pursuant to the Three‑Way Agreement (the ERN Supply Agreement). Under the ERN Supply Agreement, each party is required to use commercially reasonable efforts to complete certain development activities required for submission of an NDA or an ANDA for fosfomycin sodium and succinic acid (the bulk formulation of CONTEPO). In addition, ERN has agreed to provide to Zavante (i) certain technical documentation and data as required by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use’s guidelines and the FDA for submission of an NDA or an ANDA for the bulk formulation of CONTEPO, and (ii) certain regulatory support in connection with the bulk formulation of CONTEPO sold or intended for commercial sale and human use.

Upon the first commercial sale of the bulk formulation of CONTEPO, Zavante is obligated to make a one‑time cash payment to ERN and subsequent quarterly payments thereafter based on the number of vials of the bulk formulation of CONTEPO sold during each calendar quarter.

The ERN Supply Agreement has an initial ten‑year term ending July 28, 2026 and will automatically renew after the initial term for additional two‑year terms unless either party gives notice of its intention to terminate the ERN Supply Agreement at least 18 months prior to the end of the then‑current term. Either party may terminate the ERN Supply Agreement by mutual written agreement and for the other party’s uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings and governmental actions, in each case subject to notice, cure periods and other conditions set forth in the ERN Supply Agreement.

The ERN Supply Agreement contains, among other provisions, customary representations and warranties by the parties, a grant to each party by the other party of certain limited license rights to such other party’s intellectual property in connection with the parties’ performance of the services under the ERN Supply Agreement, certain indemnification rights in favor of both parties and customary confidentiality provisions.

On April 25, 2017, Zavante and Fisiopharma, S.r.l. (“Fisiopharma”) entered into a manufacturing and supply agreement, as amended on May 8, 2017 (the “Fisiopharma Supply Agreement”). Under the Fisiopharma Supply Agreement, Fisiopharma has agreed, pursuant to purchase orders entered into under the Fisiopharma Supply Agreement, to manufacture and supply fosfomycin disodium for intravenous injection in bulk drug vials (the “Bulk Drug Vials”) to Zavante in support of filing an NDA or an ANDA, as applicable, and a specified percentage of Zavante’s commercial requirements of Bulk Drug Vials for the United States.

The Fisiopharma Supply Agreement has an initial ten‑year term ending April 25, 2027 and will automatically renew after the initial term for additional one‑year terms unless Zavante gives notice of its intention to terminate the Fisiopharma Supply Agreement at least six months prior to the end of the then‑current term. Either party may terminate the Fisiopharma Supply Agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events, and Zavante may terminate the Fisiopharma Supply Agreement upon the occurrence of other specified events, including with respect to governmental actions and legal proceedings instituted against Fisiopharma, in each case subject to notice, cure periods and other conditions set forth in the Fisiopharma Supply Agreement.

The Fisiopharma Supply Agreement contains customary supply terms, including requirements forecasting, purchase orders, product specifications, price, payment terms, delivery mechanics and quality insurance. In addition, it contains, among other provisions, customary representations and warranties by the parties, a grant to Fisiopharma of certain limited license rights of Zavante’s intellectual property in connection with Fisiopharma’s performance of services under the Fisiopharma Supply Agreement, certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

Under the Fisiopharma Supply Agreement, Zavante and Fisiopharma have also entered into a quality control agreement, pursuant to which Fisiopharma will conduct all quality control and release testing for the bulk drug vials produced under the Fisiopharma Supply Agreement. Any default under the quality control agreement constitutes a default under the Ercros Supply Agreement.

On December 26, 2017, Zavante entered into a commercial packaging agreement (the “PCI Packaging Agreement”) with AndersonBrecon Inc., doing business as PCI of Illinois (“PCI”) for the commercial packaging of fosfomycin disodium for intravenous injection in bulk drug vials (the “Packaged Product”). Under the PCI Packaging Agreement, PCI has agreed to provide certain packaging services to Zavante, including labeling, serialization and final packaging of the PCI Packaged Product.

The PCI Packaging Agreement has an initial three‑year term ending December 26, 2020 and will automatically renew after the initial term for additional one‑year terms unless either party gives notice of its intention to terminate the PCI Packaging Agreement at least 120 days prior to the end of the then‑current term. In addition, either party may terminate the PCI Packaging Agreement for the other party’s uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings and governmental actions, in each case subject to notice, cure periods and other conditions set forth in the PCI Packaging Agreement.

The PCI Packaging Agreement contains customary supply terms, including product specifications, price, payment terms, delivery mechanics and quality insurance. In addition, it contains, among other provisions, customary representations and warranties by the parties, a grant to PCI of certain limited license rights of Zavante’s intellectual property in connection with PCI’s performance of services under the PCI Packaging Agreement certain indemnification rights in favor of both parties, limitations of liability and customary confidentiality provisions.

Under the PCI Packaging Agreement, Zavante and PCI have also entered into a contract services quality agreement, which governs the responsibilities of each party regarding the quality aspects of packaging and release of PCI Packaged Product.

These five commercial supply agreements relating to CONTEPO are filed as exhibits to this Form 10‑K. Other than these five agreements, we do not have long‑term agreements with any other third parties for the manufacture of commercial supplies of CONTEPO, but we may enter into additional agreements with third‑party contract manufacturers for additional commercial supplies of CONTEPO pending potential regulatory approval.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third‑party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. XENLETA is priced at a significant premium over competitive generic products. This may make it difficult for us to replace existing therapies with XENLETA.

The key competitive factors affecting the success of XENLETA and CONTEPO are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third‑party payors.

There are a variety of available therapies marketed for the treatment of CABP. Currently, the treatment of CABP is dominated by generic products. For hospitalized patients, combination therapy is frequently used. Many currently approved drugs are well‑established therapies and are widely accepted by physicians, patients and third‑party payors. In June 2019, the FDA approved delafloxacin (marketed by Melinta) for the treatment of CABP.  We also are aware of various drugs under development for the treatment of CABP, including omadacycline which was launched in February 2019 by Paratek Pharmaceuticals Inc., and oral nafithromycin which is in Phase 2 clinical development by Wockhardt Ltd.

If approved, we expect CONTEPO will face competition from commercially available antibiotics such as ceftazidime‑avibactam, meropenem‑vaborbactam, tigecycline, plazomicin, from other product candidates currently in development for the treatment of cUTI, including AP, such as imipenem‑relebactam (under Phase 3 clinical development by Merck), cefiderocol (owned by Shionogi and approved in 2019), tebipenem (under development by Spero),  suilopenem (under development by Iterum Therapeutics) and LYS228 (under development by Boston Pharma), as well as generically available agents including carbapenems, aminoglycosides, and polymyxins.

Intellectual Property

Our success depends in large part on our ability to obtain and maintain proprietary protection for our approved product, product candidates, technology and know‑how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We strive to protect the proprietary technology that we believe is important to our business by, among other methods, seeking and maintaining patents, where available, that are intended to cover our approved product, product candidates, compositions and formulations, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets, know‑how, continuing technological innovation and in‑licensing opportunities to develop and maintain our proprietary and competitive position.

As of January 31, 2020, we owned 23 different families of patents and patent applications, including 21 families directed to the various pleuromutilin derivatives as compositions of matter, processes for their manufacture, and their use in pharmaceutical compositions and methods of treating disease. The remaining two families are directed to ß‑lactamase inhibitors and siderophore cephalosporin conjugates. Our patent portfolio includes 23 issued U.S. patents, 23 granted European patents and 19 granted Japanese patents, as well as patents in other jurisdictions. We also have pending patent applications in the United States, Europe, Japan and other countries and regions, including Asia, Australia, Eastern Europe, and South America, including notably Canada, Brazil, China, Israel, India and Taiwan among others.

All of these patents and patent applications are assigned solely to us and were either originally filed by us or originally filed by Sandoz and subsequently assigned to us.

As of January 31, 2020, our lead product, XENLETA, was protected by the following seven patent families:

•

The first patent family includes patents and applications with claims directed to generic classes of compounds that include XENLETA and/or their use in the treatment of microbial infections. This family includes issued patents in the United States, Europe and Japan, as well as issued patents in 11 other jurisdictions. The standard term for patents in this family expires in 2021.

•

The second patent family includes patents and applications with claims that specifically recite XENLETA and/or its use in the treatment of microbial infections. This family includes two issued patents in each of the United States, Europe and Japan, as well as issued patents in 21 other jurisdictions and 5 pending patent applications in other jurisdictions, including one divisional application in the United States. The standard term for patents in this family expires in 2028. A patent term adjustment of 303 days has already been obtained in the United States for one patent. A patent term extension for this patent has been filed extending the term to 2033.  A patent term extension application for the second United States patent has also been filed extending the term of this patent to 2032.

•

The third patent family includes patents and applications with claims directed to the processes for the manufacture of XENLETA, crystalline intermediates useful in the processes, and the resulting crystalline salts. This family includes 21 granted patents including issued patents in the United States, Europe and Japan and 8 pending patent applications one in Europe 7 in other jurisdictions. The standard term for patents in this family expires in 2031.  A patent term extension application for the United States patent has been filed extending the term to 2033.

•

The fourth patent family includes patents and applications with claims directed to processes for the synthetic manufacture of crystalline intermediates useful in the manufacture of XENLETA. This family includes granted patents in Europe, the United States and Japan and granted patents in other jurisdictions. The standard term for patents in this family expires in 2031.

•

The fifth patent family includes patents and applications with claims directed to pharmaceuticals and treatments for Helicobacter infection, including pleuromutilins, such as XENLETA. This family includes issued patents in the United States, Europe and one other jurisdiction. The standard term for patents in this family expires in 2023. A patent term adjustment of 921 days has already been obtained for the U.S. patent.

•

A further patent family is directed to pharmaceutical compositions of XENLETA and covers 1 granted patent and  16 pending patent applications in various jurisdictions such as the United States, Europe and Japan.

•	The seventh patent family is directed to methods for purification of pleuromutilins and covers 11 pending patent applications in various jurisdictions.

Our second most advanced product candidate, BC‑7013, is covered specifically in one patent family with patents granted in the United States, Europe and Japan.  In other jurisdictions nine patents of this family are granted and one patent application is pending. The standard term for patents in this family expires in 2027.

The remaining 13 pleuromutilin patent families are directed to either molecules in the intellectual property landscape surrounding our approved product and product candidates in development or molecules which can be potentially further developed by us but have not yet been pursued. All patent applications in these families have been filed at least in the United States and Europe, and most have been filed in other countries. The majority of these patent applications have already resulted in granted patents.

Finally, we own one patent family directed to ß‑lactamase inhibitor compounds and one patent application directed to siderophore cephalosporin conjugates. Patent applications in the ß‑lactamase inhibitors family have been filed and granted in the United States and Europe. The standard term for patents in this family expires in 2030. An unpublished priority patent application for the siderophore cephalosporin conjugates has recently been filed in Europe.

Zavante holds two issued United States patents (U.S. 9,345,717 and U.S. 10,086,006) directed to methods for identifying dosing regimens that decrease the potential for on‑therapy drug resistance. Zavante filed patent applications directed to dosing regimens of Fosfomycin in renally impaired patients. Additionally, Zavante has filed a patent application based on results from the ZEUS Study that relates to methods for treating patients with resistant bacterial infections and, specifically, Gram‑negative bacterial infections. However, these patents may not ensure exclusivity through the patent terms and we may not be able to secure any additional patent protection. We plan to rely on regulatory protection afforded to CONTEPO TM through QIDP designation, data exclusivity, and market exclusivity where available.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the filing date of a non‑provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre‑market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch‑Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. Thus, in the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates of our patents and patent applications referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us unless otherwise indicated that a patent term extension application has been filed.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, pricing, reimbursement, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post‑approval monitoring and reporting, and import and export of pharmaceutical products. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Review and Approval of Drugs in the United States

In the United States, the FDA reviews, approves and regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post‑approval may result in delays to the conduct of study, regulatory review and subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, adverse publicity, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, and civil or criminal investigations and penalties brought by the FDA and the U.S. Department of Justice, or DOJ, or other governmental entities, including state agencies.

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
•

performance of adequate and well‑controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

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
•

compliance with any post‑approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, where applicable, and the potential to conduct post‑approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Additional long‑term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Companies usually must complete some long‑term preclinical testing, such as animal tests of long term exposure and reproductive adverse events, and must also develop additional information about the chemistry and physical characteristics of the investigational product and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the candidate product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the candidate product does not undergo unacceptable deterioration over its shelf life.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30‑day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30‑day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non‑IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non‑IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.  Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa/eu/ and other countries, as well.

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

•

Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well‑controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk‑benefit profile of the product, and to provide adequate information for the labeling of the product.

•

Phase 4: Post‑approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

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

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time. For drugs intended to treat a serious or life‑threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life‑threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case‑by‑case basis for: individual patients (single‑patient IND applications for treatment in emergency settings and non‑emergency settings); intermediate‑size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life‑threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Exceptions or waivers for these fees exist for a small company (fewer than 500 employees, including employees and affiliates) satisfying certain requirements and products with orphan drug designation for a particular indication are not subject to a fee provided there are no other intended uses in the NDA.

Following submission of an NDA, the FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in‑depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Standard review, representing most such applications are meant to be reviewed within ten months from the date of filing. Priority review applications are meant to be reviewed within six months of filing. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre‑approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post‑approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑ by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

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

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Limited Population Antibacterial Drug Pathway

With passage of the CURES Act, Congress authorized FDA to approve an antibacterial or antifungal drug, alone or in combination with one or more other drugs, as a “limited population drug.” To qualify for this approval pathway, the drug must be intended to treat a serious or life‑threatening infection in a limited population of patients with unmet needs; the standards for approval of drugs and biologics under the FDCA and PHSA must be satisfied; and FDA must receive a written request from the sponsor to approve the drug as a limited population drug pursuant to this provision. The FDA’s determination of safety and effectiveness for such a product must reflect the benefit‑risk profile of such drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatment in such a limited population.

Any drug or biologic approved under this pathway must be labeled with the statement “Limited Population” in a prominent manner and adjacent to the proprietary name of the drug or biological product. The prescribing information must also state that the drug is indicated for use in a limited and specific population of patients and copies of all promotional materials relating to the drug must be submitted to FDA at least 30 days prior to dissemination of the materials. If FDA subsequently approves the drug for a broader indication, the agency may remove any post‑marketing conditions, including requirements with respect to labeling and review of promotional materials applicable to the product. Nothing in this pathway to approval of a limited population drug prevents sponsors of such products from seeking designation or approval under other provisions of the FDCA, such as accelerated approval.

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

If the FDA approves a new product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post‑approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post‑market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post‑Approval Regulation

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third‑party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post‑approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct‑to‑consumer advertising, communications regarding unapproved uses, industry‑sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off‑label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications and prohibit the promotion of off‑label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non‑promotional, non‑misleading communication regarding off‑label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off‑label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch‑Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

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

Under the Hatch‑Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non‑patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non‑patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three‑year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three‑year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three‑year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five‑year NCE exclusivity, an award of three‑year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of “competitor generic therapies” or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch‑Waxman Patent Certification and the 30‑Month Stay

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

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non‑patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Studies and Exclusivity

Pediatric exclusivity is another type of non‑patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non‑patent and orphan exclusivity. This six‑month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

GAIN Exclusivity for Antibiotics

In 2012, Congress passed legislation known as the Generating Antibiotic Incentives Now Act, or GAIN Act. This legislation is designed to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life‑threatening infections. To that end, the law grants an additional five years of exclusivity upon the approval of an NDA for a drug product designated by FDA as a QIDP. Thus, for a QIDP, the periods of five‑year new chemical entity exclusivity, three‑year new clinical investigation exclusivity, and seven‑year orphan drug exclusivity, would become ten years, eight years, and twelve years, respectively.

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life‑threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens” or (2) certain “qualifying pathogens.” A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (such as resistant Gram‑positive pathogens, multi‑drug resistant Gram‑negative bacteria, multi‑drug resistant tuberculosis, and C. difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request the FDA to designate its product as a QIDP any time before the submission of an NDA. The FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP will be granted priority review by the FDA and can qualify for “fast track” status.

The additional five years of exclusivity under the GAIN Act for drug products designated by the FDA as QIDPs applies only to a drug that is first approved on or after July 9, 2012. Additionally, the five year exclusivity extension does not apply to: a supplement to an application under FDCA Section 505(b) for any QIDP for which an extension is in effect or has expired; a subsequent application filed with respect to a product approved by the FDA for a change that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength; or a product that does not meet the definition of a QIDP under Section 505(g) based upon its approved uses. The FDA has designated IV fosfomycin, and each of the IV and oral formulations of XENLETA as a QIDP and also granted fast track designations.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch‑Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one‑half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Offices reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Regulation Outside the United States

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Although FDA approval for XENLETA has been obtained,  we are required to obtain the necessary approvals by the comparable foreign regulatory authorities before we can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

•	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable E.U. Good Laboratory Practice regulations;
•	submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;
•	performance of adequate and well‑controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
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

•	potential audits of the non‑clinical and clinical trial sites that generated the data in support of the MAA; and
•	review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

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

In April 2014, the E.U. passed the new Clinical Trials Regulation, (EU) No 536/2014, which will replace the current Clinical Trials Directive 2001/20/EC. To ensure that the rules for clinical trials are identical throughout the European Union, the new E.U. clinical trials legislation was passed as a regulation that is directly applicable in all E.U. member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive 2001/20/EC until the new Clinical Trials Regulation (EU) No 536/2014 becomes applicable. The Clinical Trials Directive 2001/20/EC will, however, still apply three years from the date of entry into application of the Clinical Trials Regulation to (i) clinical trials applications submitted before the entry into application and (ii) clinical trials applications submitted within one year after the entry into application if the sponsor opts for the old system.  As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation.  The website indicated that the audit was expected to commence in December 2020.

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

•	acquired immune deficiency syndrome;
•	cancer;
•	neurodegenerative disorder;
•	diabetes;
•	auto‑immune diseases and other immune dysfunctions; and
•	viral diseases; and
•	medicinal products that are designated as orphan medicinal products pursuant to Regulation (EC) No 141/2000.

The centralized authorization procedure is optional for other medicinal products if they contain a new active substance or if the applicant shows that the medicinal product concerned constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization is in the interest of patients in the European Union.

Administrative Procedure

Under the centralized authorization procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP serves as the scientific committee that renders opinions about the safety, efficacy and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national authority for medicinal products, with one of them appointed to act as Rapporteur for the co‑ordination of the evaluation with the possible assistance of a further member of the Committee acting as a Co‑Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 days, to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock‑stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. When an application is submitted for a marketing authorization in respect of a drug that is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the applicant may pursuant to Article 14(9) Regulation (EC) No 726/2004 request an accelerated assessment procedure. If the CHMP accepts such request, the time‑limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time‑limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. Once the procedure is completed, a European Public Assessment Report, or EPAR, is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the E.U. member states, which in total can take more than 60 days.

Conditional Approval

In specific circumstances, E.U. legislation (Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables applicants to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products), if (1) the risk‑benefit balance of the product candidate is positive, (2) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk‑benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Marketing Authorization Under Exceptional Circumstances

Under Regulation (EC) No 726/2004, products for which the applicant can demonstrate that comprehensive data (in line with the requirements laid down in Annex I of Directive 2001/83/EC, as amended) cannot be provided (due to specific reasons foreseen in the legislation) might be eligible for marketing authorization under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk‑benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product and will normally not lead to the completion of a full dossier/approval.

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

Pediatric Studies

Prior to obtaining a marketing authorization in the E.U., applicants have to demonstrate compliance with all measures included in an EMA‑approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product‑specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

Before a marketing authorization application can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.

Period of Authorization and Renewals

A marketing authorization, other than a conditional marketing authorization, is initially valid for five years and the marketing authorization may be renewed after five years on the basis of a re‑evaluation of the risk‑benefit balance by the EMA or by the competent authority of the authorizing member state. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. Once renewed, the marketing authorization is valid for an unlimited period, unless the European Commission or the competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five‑year renewal. Any authorization which is not followed by the actual placing of the drug on the E.U. market (in case of centralized procedure) or on the market of the authorizing member state within three years after authorization ceases to be valid (the so‑called sunset clause).

Regulatory Data Protection

European Union legislation also provides for a system of regulatory data and market exclusivity. According to Article 14(11) of Regulation (EC) No 726/2004, as amended, and Article 10(1) of Directive 2001/83/EC, as amended, upon receiving marketing authorization, new chemical entities approved on the basis of complete independent data package benefit from eight years of data exclusivity and an additional two years of market exclusivity. Data exclusivity prevents regulatory authorities in the European Union from referencing the innovator’s data to assess a generic (abbreviated) application. During the additional two‑year period of market exclusivity, a generic marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic medicinal product can be marketed until the expiration of the market exclusivity. The overall ten‑year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder, or MAH, obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the innovator is able to gain the period of data exclusivity, another company nevertheless could also market another version of the drug if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical test, preclinical tests and clinical trials.

Transparency

There is an increasing trend in the E.U. towards greater transparency and, while the manufacturing or quality information in marketing authorization dossiers is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the non‑clinical and clinical information, including the full clinical study reports, in response to freedom of information requests after the marketing authorization has been granted. In October 2014, the EMA adopted a policy under which clinical study reports would be posted on the agency’s website following the grant, denial or withdrawal of a marketing authorization application, subject to procedures for limited redactions and protection against unfair commercial use. Additional transparency provisions are contained in the new Clinical Trials Regulation (EU) No 536/2014 that will take effect in May 2016 at the earliest.

Regulatory Requirements After a Marketing Authorization has been Obtained

If we obtain authorization for a medicinal product in the European Union, we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products:

Pharmacovigilance and Other Requirements

We will, for example, have to comply with the E.U.’s stringent pharmacovigilance or safety reporting rules, pursuant to which post‑authorization studies and additional monitoring obligations can be imposed. E.U. regulators may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non‑compliance with E.U. requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the European Union. Similarly, failure to comply with the European Union’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual E.U. member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

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

Marketing and Promotion

The marketing and promotion of authorized drugs, including industry‑sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended. The applicable regulations aim to ensure that information provided by holders of marketing authorizations regarding their products is truthful, balanced and accurately reflects the safety and efficacy claims authorized by the EMA or by the competent authority of the authorizing member state. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

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

A six‑month pediatric extension of an SPC may be obtained where the patentee has carried out an agreed pediatric investigation plan, the authorized product information includes information on the results of the studies and the product is authorized in all member states of the European Union.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the E.U., including personal health data, is subject to the E.U. General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR is wide‑ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third‑party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the E.U., including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time‑intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Pharmaceutical Coverage, Pricing and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third‑party payors to reimburse all or part of the associated healthcare costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third‑party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third‑party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost‑effectiveness of medical products and services and imposing controls to manage costs. Third‑party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

To secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost‑effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third‑party payor not to cover a product candidate could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost‑containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost‑containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third‑party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost‑effectiveness of a particular drug candidate to currently available therapies or so called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. E.U. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low‑priced and high‑priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Healthcare Law and Regulation

Healthcare providers and third‑party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third party payors and customers are subject to broadly applicable fraud and abuse, anti‑kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti‑Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

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

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non‑U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non‑governmental third‑party payors, including private insurers.

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
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point‑of‑sale‑discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced

Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

 The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost‑sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third‑party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third‑party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value‑based pricing by expanding outcome‑based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug‑pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out‑of‑pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out‑of‑pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Employees

As of January 31, 2020, we had 162 employees, 3 employees are located in Dublin, Ireland, 28 of our employees are located in Vienna, Austria and 131 of our employees are located in the U.S., with 49 located in King of Prussia, Pennsylvania,  two located in San Diego, California and the remaining 80 employees in the field.

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

Our Corporate Information

On March 1, 2017, Nabriva Ireland was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate parent company of the Nabriva Group from Austria to Ireland. Nabriva Ireland replaced Nabriva Austria as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer in which holders of the outstanding share capital of Nabriva Austria exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland. The ordinary shares of Nabriva Ireland were issued on a one‑for‑ten basis to the holders of the Nabriva Austria common shares and on a one‑for‑one basis to the holders of the Nabriva Austria American Depositary Shares, or Nabriva Austria ADSs. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the Nasdaq Global Market under the symbol “NBRV,” the same symbol under which the Nabriva Austria ADSs were previously traded. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva Austria for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland. Our executive offices are located at 25‑28 North Wall Quay IFSC, Dublin 1, Ireland, and our telephone number is +353 1 649 2000.

The predecessor of Nabriva Ireland, Nabriva Austria, was incorporated in Austria as a spin‑off from Sandoz GmbH in October 2005 under the name Nabriva Therapeutics Forschungs GmbH, a limited liability company organized under Austrian law and commenced operations in February 2006. In 2007, Nabriva Austria transformed into a stock corporation (Aktiengesellschaft) under the name Nabriva Therapeutics AG. On October 19, 2017, Nabriva Austria was converted into a private limited liability company under Austrian law and renamed Nabriva Therapeutics GmbH.

Our U.S. operations are conducted by our wholly‑owned subsidiary Nabriva Therapeutics US, Inc., a Delaware corporation established in August 2014 and located at 1000 Continental Drive, Suite 600, King of Prussia, PA 19406.

Our website address is www.nabriva.com. The information contained on, or that can be accessed from, our website does not form part of this Annual Report. Our agent for service of process in the United States is CT Corporation System, 111 Eighth Avenue, New York, New York 10011.

Available Information

We make available free of charge through our website our annual report on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. Previously, as a foreign private issuer, we filed our Annual Report on Form 20‑F and furnished information on Form 6‑K. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10‑K.

Item 1A. Risk Factors.

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

Since inception, we have incurred significant operating losses. Our net losses were $82.8 million for the year ended December  31, 2019, $114.8 million for the year ended December 31, 2018 and $74.4 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $476.7 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and preparation for the commercial sale of our products. We have only recently begun to commercialize our first product, XENLETA (lefamulin), and have not developed any other drugs that have received regulatory approval. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA and, if it receives marketing approval, CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We also expect to continue to invest in critical pre-commercialization activities prior to potentially receiving marketing approval and making CONTEPO available to patients. In December 2019, we resubmitted the NDA for CONTEPO. The FDA has accepted our application and said that its PDUFA date is June 19, 2020. We cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

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

In addition, our expenses will increase if and as we:

•	initiate or continue the research and development of XENLETA and CONTEPO for additional indications and of any other product candidates;
•	seek to develop additional product candidates;
•	seek marketing approval for any product candidates that successfully complete clinical development;
•	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and CONTEPO. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted our NDA for CONTEPO to the FDA and in January 2020 the FDA acknowledged the resubmission and established a PDUFA date of June 19, 2020. We cannot predict whether CONTEPO will receive marketing approval. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

•	obtaining marketing approval for CONTEPO;
•	maintaining effective medical affairs, sales, marketing and distribution capabilities to effectively market and sell XENLETA and, if approved, CONTEPO, in the United States;
•	establishing and maintaining collaboration, distribution or other marketing arrangements with third parties to commercialize XENLETA in markets outside the United States;
•	protecting our rights to our intellectual property portfolio related to XENLETA and CONTEPO;
•	establishing and maintaining arrangements for the manufacture of and obtaining commercial quantities of XENLETA and, if approved, CONTEPO; and
•	negotiating and securing adequate reimbursement from third-party payors for XENLETA and, if approved, CONTEPO.

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

We expect to continue to incur substantial costs in connection with our ongoing activities, particularly as we continue the commercial launch of XENLETA and seek marketing approval for CONTEPO and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

Furthermore, we expect to continue to incur additional costs associated with operating as a public company and as a company with a commercial rather than a research and development focus. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

On March 11, 2020,  we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender.  Pursuant to the Amendment, we agreed to repay to Hercules between April 1, 2020 and April 3, 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a  revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Based on our current operating plans, immediately following the Prepayment,  we expect that our existing cash resources and anticipated net product sales revenues will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that our NDA for CONTEPO is approved on the PDUFA date and that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization, as well as investing in our supply chain in an effort to enhance the commercialization of XENLETA and the potential commercial launch of CONTEPO.

Our future capital requirements will depend on many factors, including:

•	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA;
•	the costs, timing and outcome of regulatory review of CONTEPO;
•

the costs of commercialization activities for XENLETA and CONTEPO if we receive marketing approval for CONTEPO, including the costs and timing of product sales, marketing distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO;

•	revenue received from commercial sales of XENLETA and, subject to receipt of marketing approval, CONTEPO;
•	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
•	our ability to establish collaborations on favorable terms, if at all;
•	the scope, progress, results and costs of product development of any other product candidates that we may develop;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
•	the continued availability of Austrian governmental grants;
•	the rate of the expansion of our physical presence in the United States and Ireland;
•	interest expense on our debt and the eventual repayment of our debt obligations;
•	the requirement to keep minimum cash balances per the terms of our debt obligations as well as our ability to remain in compliance with our debt covenants;
•	the costs of operating as a company with a commercial rather than a research and development focus; and
•	the costs of operating as a public company in the United States.

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

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 6,505,268 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $14.4 million, and net proceeds of $13.6 million, after deducting commissions and offering costs. We previously entered into a Controlled Equity Offering SM Sales Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. The $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination. If a large number of our ordinary shares are sold in the public market after they become eligible for sale or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

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

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, preparing and filing NDAs for our product candidates, and the commercial launch of XENLETA. We have not yet demonstrated our ability to conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Also, we may encounter delays or difficulties in our efforts to, or fail to, successfully integrate the operations of Zavante into our business and CONTEPO into our business strategy. Moreover, we are in the process of transitioning from a company with a research and development focus to a company capable of supporting commercial activities.  We may not be successful in such a transition.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

As of December 31, 2019,  under our Loan Agreement with Hercules, we had drawn down on the initial term loan advance under the Loan Agreement of $25.0 million and an additional $10.0 million advance that we became eligible to borrow following the approval by the FDA of the NDA for XENLETA. On March 11, 2020, we entered into the Amendment to the Loan Agreement pursuant to which we agreed to repay to Hercules between April 1, 2020 and April 3, 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. Following the Prepayment, there will remain outstanding $5.0 million in principal amount under the Loan Agreement, and we may request to borrow an additional $5.0 million subject to the lender’s sole discretion.

All obligations under the Loan Agreement are secured by substantially all of our personal property, intellectual property and other assets owned or later acquired by us and our subsidiaries. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

the need to repay our indebtedness by making payment of interest only initially and then interest and principal, which will reduce the amount of funds available to finance our operations, our research and development efforts and our general corporate activities;

•

our failure to comply with the restrictive covenants in the Loan Agreement or the occurrence of an event that has a material adverse effect on our business, operations, properties, assets, condition, our ability to pay any amounts due, the collateral securing our obligations under the Loan Agreement or the ability of Hercules to enforce any of its rights under the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness and permit the lender to enforce its security interest in the assets securing such indebtedness, including the cash accounts pledged to it; and

•	the need to maintain minimum cash balances under specified circumstances, which restricts our ability to invest in the business and fund our operations.

To the extent additional debt is added to our current debt levels, the risks described above could increase.

We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due or to comply with minimum cash balance requirements.

Failure to satisfy our current and future debt obligations under the Loan Agreement,  or the occurrence of a material adverse effect as defined in the Loan Agreement, could result in an event of default and, as a result, the lender under the Loan Agreement could accelerate all of the amounts due. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness. In addition, the lender could seek to enforce their security interests in the assets securing such indebtedness.

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

We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. The Loan Agreement contains a performance covenant that became effective in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over the trailing six month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million. Since we did not achieve our net product sales targets, we became obligated to maintain compliance with the liquidity requirement under the Loan Agreement. As a result, we entered into an Amendment to the Loan Agreement with Hercules. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable.  The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement.

These restrictive covenants may prevent us from undertaking an action that we feel is in the best interests of our business. In addition, if we were to breach any of these restrictive covenants, or if a material adverse effect as defined under the Loan Agreement occurs, Hercules could accelerate our indebtedness under the Loan Agreement or enforce its security interest against our assets, either of which would materially adversely affect our ability to continue to operate our business.

We and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.

On May 8, 2019, a putative class action lawsuit was filed against us and our Chief Executive Officer. The complaint generally alleged that we and our Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning our submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint sought unspecified damages, attorneys’ fees, and other costs. On May 22, 2019, a second putative class action lawsuit was filed against us and our Chief Executive Officer. The allegations made in that complaint were similar to those made in the May 8 complaint, and the complaint sought similar relief. On May 24, 2019, the two actions were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 22, 2019.  On September 23, 2019, the plaintiff filed an amended complaint, adding our Chief Financial Officer and Chief Medical Officer as defendants. The amended compliant includes allegations similar to those made in the original complaints and seeks similar relief. Our pre-motion letter to dismiss the amended complaint was provided to the plaintiff on October 21, 2019, and plaintiff responded to us via letter on November 4, 2019. On November 18, 2019, we filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $2.4 million for the year ended December 31, 2018 and $4.7 million for the year ended December 31, 2017.  We have not received any research premium for our qualified 2019 expenditures as of December 31, 2019. As we increase our personnel and expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted the NDA for CONTEPO. The FDA has accepted our application and scheduled the PDUFA date for June 19, 2020.

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

•	receipt of marketing approval from the FDA for CONTEPO for the treatment of cUTI, including AP;
•	maintain an effective sales and marketing organization to successfully generate recurring sales of XENLETA and, if and when approved, CONTEPO;
•	acceptance of XENLETA and, if and when approved, CONTEPO by patients, the medical community and third-party payors, including hospital formularies;
•	achieving approval of favorable prescribing information;
•	effectively competing with other therapies;
•	maintaining a continued acceptable safety profile of XENLETA and CONTEPO following approval;
•	securing contracts to allow XENLETA and, if approved, CONTEPO to be paid for by private and public health insurance plans;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property portfolio; and
•	obtaining and maintaining adequate distribution levels of XENLETA and CONTEPO at all appropriate trade channels.

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

If we are required to conduct additional clinical trials or other testing or studies of XENLETA, CONTEPO or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing or studies; if the results of these trials, tests or studies are not positive or are only modestly positive; if there are safety concerns; or if they are otherwise not acceptable to regulatory authorities, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing requirements or restrictions, including studies in pediatric patients;
•	have the product removed from the market after obtaining marketing approval;
•	be unable to obtain reimbursement for use of the product; or
•	need to raise capital before we otherwise would or on terms less favorable to us.

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

Our product development costs will increase if we experience delays in enrollment in our clinical development program (such as pediatrics) or our non-clinical development program or in obtaining marketing approvals. We do not know whether any additional non-clinical tests or clinical trials will be required, or if they will begin as planned, or if they will need to be restructured or will be completed on schedule, or at all. Significant non-clinical development program delays, including chemistry, manufacturing and control activities, or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause our value to decline and limit our ability to obtain additional financing. Our inability to enroll a sufficient number of patients in any of our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether.

If serious adverse or undesirable side effects are identified in XENLETA, CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.

It is impossible to predict when or if the FDA, EMA or other regulators will view any of our product candidates as effective and safe in humans or if we will receive marking approval for any product candidates and it is impossible to ensure that safety or efficacy issues will not arise following the marketing approval. If our products or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon their marketing or development or limit marketing or development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Similarly, if we are not able to comply with post-approval regulatory requirements, including safety requirements, with respect to XENLETA or any other approved product that we may develop, we could have the marketing approvals for such products withdrawn by regulatory authorities. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development of the compound.

In the ZEUS Study, the incidence of premature discontinuation from study drug was low and similar in both treatment groups (6.0% in the CONTEPO treatment group and 3.9% in the PIP-TAZ treatment group). The incidence of premature discontinuation from study before the last follow-up visit, which occurred between Study Day 24 and 28, after completion of 7 days of study drug treatment (or up to 14 days of study drug treatment for patients with  bacteremia at baseline), was 5.2% in the CONTEPO group and 0.9% in the PIP-TAZ group. Treatment-emergent adverse events occurred in 98 of 233 (42.1%) CONTEPO patients and 74 of 231 (32.0%) PIP-TAZ patients. Most treatment-emergent adverse events were mild or moderate in severity, and severe treatment-emergent adverse events were uncommon (2.1% of CONTEPO patients and 1.7% of PIP-TAZ patients). The most common treatment-emergent adverse events in both treatment groups were transient, asymptomatic laboratory abnormalities and gastrointestinal events. Treatment-emergent serious adverse events were uncommon in both treatment groups (2.1% of CONTEPO patients and 2.6% of PIP-TAZ patients). There were no deaths in the study and 1 treatment-emergent serious adverse event in each treatment group was deemed related to study drug (hypokalemia in a CONTEPO patient and renal impairment in a PIP-TAZ patient). Premature discontinuations from study drug due to treatment-emergent adverse events were infrequent and similar in both treatment groups (3.0% of CONTEPO patients and 2.6% of PIP-TAZ patients).

The most common laboratory abnormality treatment-emergent adverse events in the ZEUS Study were increases in the levels of alanine aminotransferase, or ALT (8.6% of CONTEPO patients and 2.6% of PIP-TAZ patients) and aspartate aminotransferase, or AST (7.3% of CONTEPO patients and 2.6% of PIP-TAZ patients). None of the ALT or AST elevations were symptomatic or treatment-limiting, and none of the patients met the criteria for Hy’s Law. Outside the United States, increases in liver transaminases are listed among the undesirable effects in the labeling for IV fosfomycin.

In the ZEUS Study, hypokalemia occurred in 71 of 232 (30.6%) CONTEPO patients and 29 of 230 (12.6%) PIP-TAZ patients. Most decreases in potassium levels were mild or moderate in severity. Shifts in potassium levels from normal at baseline to hypokalemia, as determined by worst post-baseline hypokalemia values, were more frequent in the CONTEPO group than the PIP-TAZ group for mild (17.7% vs 11.3%), moderate (11.2% vs 0.9%), and severe (1.7% vs 0.4%) categories of hypokalemia. Hypokalemia was deemed a treatment-emergent adverse event in 6.4% of CONTEPO patients and 1.3% of PIP-TAZ patients, and all cases were transient and asymptomatic.

While no significant cardiac adverse events were observed in the ZEUS Study, post-baseline QT intervals calculated using Fridericia’s formula, or QTcF, of >450 to ≤480 msec among patients with baseline QTcF ≤450 msec, occurred at a higher frequency in the CONTEPO group (7.3%) compared to the PIP-TAZ group (2.5%). In the CONTEPO group, these results appeared to be associated with hypokalemia due to the salt load of the IV formulation. Only one patient (in the PIP-TAZ group) had a baseline QTcF ≤500 msec and a post-baseline QTcF >500 msec.

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

XENLETA and any other product candidate that receives marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for CABP, including generic options, are well established in the medical community, and doctors may continue to rely on these treatments without XENLETA, CONTEPO or any of our other product candidates. In addition, our efforts to effectively communicate the differentiating characteristics and key attributes of XENLETA, CONTEPO or any of our other product candidates to clinicians and hospital pharmacies with the goal of establishing favorable hospital formulary status for XENLETA, CONTEPO or any of our other product candidates may fail or may be less successful than we expect. If XENLETA, CONTEPO or any of our other product candidates does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	the ability of XENLETA, CONTEPO or any other anti-infective product candidate to limit the development of bacterial resistance in the pathogens it targets;
•	the prevalence and severity of any side effects;
•	the ability to offer our product candidates for sale at competitive prices, including in comparison to generic competition;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies, physicians to prescribe these therapies and hospitals to approve the cost and use by their physicians of these therapies;
•	our investment in and the strength of sales, marketing, patient access and distribution capabilities;
•	the availability of third-party coverage and adequate reimbursement;
•	the timing of any marketing approval in relation to other approvals of competitive products; and
•	obtaining and maintaining adequate distribution of our products to the appropriate trade channels.

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

Hospital formulary approval of XENLETA, CONTEPO or any future product candidates is an important component of our commercialization strategy. Accordingly, sales of XENLETA, CONTEPO or any future product candidates will depend substantially on the extent to which hospital formulary approval is obtained. Hospital formulary approval may depend upon several factors, including the determination that use of a product is:

•	safe, effective and medically necessary;
•	appropriate for the specific patient population;
•	cost-effective; and

•	neither experimental nor investigational.

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell XENLETA, CONTEPO or any future product candidates into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of XENLETA, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 6,000 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XENLETA, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for XENLETA and any other approved product, we must either maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We are currently commercializing XENLETA in the United States with our own targeted sales and marketing organization. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, on our own in the United States with the same commercial organization and targeted sales force, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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
•

the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe XENLETA or any future products and to have hospitals include XENLETA on hospital formularies;

•

the lack of complementary products to be offered by sales personnel, which may put our sales representatives at a competitive disadvantage relative to sales representatives from companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales, marketing, commercial operations, patient access and distribution organization; and
•	a change in strategy resulting in the decrease or elimination of sales personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial operations, patient access and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market, sell and distribute ourselves any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish, maintain and grow sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing XENLETA or CONTEPO, if approved.

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

There are a variety of available therapies marketed for the treatment of CABP and cUTI. Currently the treatment of CABP and cUTI is dominated by generic products. For hospitalized patients, combination therapy is frequently used in both CABP and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients, medical association guidelines and third-party payors for the treatment of CABP. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP.  In June 2019, the FDA approved delafloxacin (marketed by Melinta) for the treamtment of CABP.  We also are aware of various drugs under development for the treatment of CABP, including omadacycline which was launched in February 2019 by Paratek Pharmaceuticals Inc., and oral nafithromycin which is in Phase 2 clinical development by Wockhardt Ltd. If approved, we expect CONTEPO will face competition from commercially available antibiotics such as ceftazidime‑avibactam, meropenem‑vaborbactam, tigecycline, plazomicin, cefiderocol, from other product candidates currently in development for the treatment of cUTI, including AP, such as imipenem‑relebactam (under Phase 3 clinical development by Merck), ETX0282‑cefpodoxime proxetil (under development by Entasis Therapeutics), and LYS228 (under development by Boston Pharma), as well as generically available agents including carbapenems, aminoglycosides, and polymyxins.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors may also obtain marketing approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. We expect that XENLETA and if approved for cUTI, including AP, CONTEPO will be priced at a significant premium over competitive generic products. This pricing difference may make it difficult for us to replace existing therapies with XENLETA and CONTEPO. The key competitive factors affecting the success of our products and product candidates are likely to be their efficacy, safety, convenience, price acceptance on hospital formularies and the availability of coverage and reimbursement from government and other third-party payors.

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

XENLETA, CONTEPO or any other product candidate may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize XENLETA, CONTEPO or any other product candidate successfully also will depend in part on its availability on hospital formularies and the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the healthcare industries in the European Union and the United States and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for XENLETA, CONTEPO or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for XENLETA and CONTEPO may be particularly difficult because of the number of generic drugs, which are typically available at lower prices, that are available to treat CABP and cUTI. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as XENLETA and CONTEPO. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize XENLETA, CONTEPO or other product candidates for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs – particularly in the hospital - coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We maintain clinical trial liability insurance that covers bodily injury to patients participating in our clinical trials up to a $10.0 million annual aggregate limit and subject to a per event deductible. This amount of insurance may not be adequate to cover all liabilities that we may incur.  We may need to increase our product liability insurance coverage due to the FDA approval of XENLETA and potential approval of CONTEPO. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We have entered into agreements, and expect to enter into additional agreements, with third-party manufacturers for the long-term commercial supply of XENLETA and CONTEPO. We obtained the pleuromutilin starting material for the clinical trial supply of XENLETA from a single third-party manufacturer, Sandoz GmbH, or Sandoz, a division of Novartis AG, or Novartis. Novartis stopped manufacturing pleuromutilin for us in June 2015 and is not a commercial supplier of pleuromutilin for us. We have identified and entered into a commercial supply agreement with an alternative supplier that provides pleuromutilin starting material for the commercial supply of XENLETA.

Another third-party manufacturer synthesizes XENLETA starting from pleuromutilin and a readily accessible chiral building block and provides our supply of the active pharmaceutical ingredient, or API. We may engage a secondary supplier to synthesize XENLETA. However, our current operating plans do not include a secondary supplier unless we obtain additional funding. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we used in our clinical trials of XENLETA. We have entered into commercial supply agreements with these same manufacturers to support the commercialization of XENLETA in the United States and, if approved outside of the United States. We also entered into a long-term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of XENLETA API and a commercial packaging and supply agreement with Sharp Corporation for the secondary packaging of XENLETA for distribution in the United States.

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

In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. The FDA has accepted our application and scheduled the PDUFA date for June 19, 2020. In addition to the facility inspections and manufacturing deficiencies at our API contract manufacturer that were identified in the Complete Response Letter we received from the FDA in connection with our NDA for CONTEPO, we have also been made aware that another one of our third-party manufacturers is currently subject to an open FDA Form 483, which relates to the IV fosfomycin that the third-party manufacturer is supplying to another company. If these manufacturering issues are not resolved to the FDA’s satisfaction prior to the PDUFA date for CONTEPO, or if we or any of our third-party manufacturers or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or fail to obtain regulatory approval of our product candidates, including CONTEPO.

Our product candidates and any products that we have developed or may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If the third parties that we engage to supply any materials or manufacture product for our non-clinical testing and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. For example, there are only a limited number of known manufacturers that produce the pleuromutilin starting material used in the synthesis of XENLETA. In early 2015, Novartis completed the sale of its animal health division, including its veterinary products, to a third party. As a result, we were required to identify an alternative supplier for pleuromutilin starting material for XENLETA. If we are not able to obtain adequate supplies of our product candidates or products, or the drug substances used to manufacture them, it will be more difficult for us to develop or commercialize our product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates and products may adversely affect our revenues and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

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

We are commercializing XENLETA and, expect to commercialize CONTEPO, if approved, in the United States with our own targeted sales and marketing organization. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we have entered into a license agreement with Sinovant pursuant to which we granted Sinovant certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and we have also entered into a license agreement with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

Our likely future collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under our license agreements with Sinovant and Sunovion, we have, and under any such arrangements we enter into with any third parties in the future we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Should our obligation under an indemnification provision exceed applicable insurance coverage or if we were denied insurance coverage or not covered by insurance, our business, financial condition and results of operations could be adversely affected. Similarly, if we are relying on a collaborator or other third party to indemnify us and the collaborator or other third party is denied insurance coverage or otherwise does not have assets available to indemnify us, our business, financial condition and results of operations could be adversely affected.

A widespread outbreak of an illness or other health issue, such as the Coronavirus outbreak, could negatively affect various aspects of our business, including our supply chain, and make it more difficult and expensive to meet our obligations to our customers, and could result in reduced demand from our customers.

Our operations are susceptible to a widespread outbreak of an illness or other health issue, such as the recent outbreak of the coronavirus disease 2019 (COVID-19), or Coronavirus, resulting in thousands of confirmed cases in China and many additional cases identified in other countries, which may result in Coronavirus impacting countries in which we or our collaborators conduct business. The recent outbreak of Coronavirus has caused the Chinese government to implement quarantines and significant restrictions on travel. The Chinese government has also implemented work restrictions that prohibit many employees from going to work. These quarantines, travel bans, and other restrictions have been put in place on a national level. In addition, many countries have placed significant bans on travel to and from China, with many countries and airlines suspending flights to and from mainland China.

As a result of illness outbreaks, including Coronavirus, businesses can be shut down, supply chains can be interrupted, slowed, or rendered inoperable, and individuals can become ill, quarantined, or otherwise unable to work and/or travel due to health reasons or governmental restrictions. This may negatively impact our community sales efforts as it could result in our sales force having limited access to our target hospitals and health care physician offices.  Additionally, certain of the activities of our collaborator, Sinovant, have been delayed in China. If these delays continue and impact Sinovant’s efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the Sinovant Licensed Products may be delayed. Portions of our supply chain extend through China and Europe. If Coronavirus continues to spread, this may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates. We also expect that, in connection with its review of the NDA for CONTEPO, the FDA may inspect the facilities of our third-party manufacturers in Europe. On March 10, 2020, the FDA announced that it would restrict travel of its employees to Europe for inspections as a result of the spread of Coronavirus. As a result of this decision, the timing of the FDA’s review of our NDA for CONTEPO may be delayed.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology, products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States, Europe and in certain additional foreign jurisdictions related to our novel technologies, products and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology, products or product candidates from third parties in the future, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination,  inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology,  products or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products or product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. We have not received approval to market XENLETA in any jurisdiction other than the United States or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.  Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. The FDA has accepted our application and scheduled the PDUFA date for June 19, 2020. In addition to the facility inspections and manufacturing deficiencies at our API contract manufacturer that were identified in the Complete Response Letter we received from the FDA in connection with our NDA for CONTEPO, we have also been made aware that another one of our third-party manufacturers is currently subject to an open FDA Form 483, which relates to the IV fosfomycin that the third-party manufactuer is supplying to another company. If these manufacturing issues are not resolved to the FDA’s satisfaction prior to the PDUFA date for CONTEPO, or if we or any of our third-party manufacturers or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or fail to obtain regulatory approval of our product candidates, including CONTEPO.

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

For example, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit.  Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be   significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address an unmet medical need for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has designated the IV formulation of CONTEPO as a qualified infectious disease product, or QIDP, and granted a fast track designation for this formulation of CONTEPO. However, neither the QIDP nor the fast track designation ensures that CONTEPO will receive marketing approval or that approval will be granted within any particular timeframe. We may, however, not experience a faster development process, review or approval compared to conventional FDA procedures.  In addition, the FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States in October 2018, and we resubmitted the NDA in December 2019, utilizing Section 505(b)(2) of the Food, Drug and Cosmetic Act, or the FDCA, which was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, otherwise known as the Hatch-Waxman Act. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,181 and a maximum of $22,363 per false claim;

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in April 2013 and, due to subsequent legislative amendments to the statutes, will stay in effect through 2029 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.

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

Congress has repeatedly tried to repeal, replace and amend the ACA in recent years. With enactment of the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate” for the ACA. The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys Generals filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

On July 24, 2018, we completed the Acquisition, of Zavante pursuant to the Merger Agreement. Our ability to realize the anticipated benefits of the Acquisition will depend, to a large extent, on our ability to integrate Zavante and CONTEPO into our business and business strategy and realize anticipated growth opportunities and synergies. The integration process has been, and we expect will continue to be, complex, costly and time-consuming. As a result, we have been, and in the future will be, required to devote significant management attention and resources to integrating Zavante into our business and CONTEPO into our business strategy. The integration process may be disruptive to our business and the expected benefits may not be achieved within the anticipated time frame, or at all. The failure to meet the challenges involved and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our development and commercialization efforts, including with respect to XENLETA and CONTEPO, and could adversely affect our business, financial condition and results of operations.

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

Also, following the Acquisition, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition. Prior to the Acquisition, former Zavante stockholders and SG Pharmaceuticals, Inc. entered into a stock purchase agreement, dated as of May 5, 2015, or the Stock Purchase Agreement, pursuant to which SG Pharmaceuticals, Inc. acquired all of the outstanding capital stock of Zavante from the Zavante selling stockholders and SG Pharmaceuticals, Inc., subsequently merged with and into Zavante, with Zavante as the surviving entity. Pursuant to the Stock Purchase Agreement, Zavante (as successor to SG Pharmaceuticals, Inc.) is obligated to make milestone payments payable in cash to the selling stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments that may be settled in ordinary shares of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments to the selling stockholders of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. The Stock Purchase Agreement also provides that Zavante will pay to the selling stockholders a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the Cures Act) related to a Zavante Product.

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

We have expanded and may continue to expand, the number of our employees and the scope of our operations in certain areas, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We have significantly increased the number of our employees and the scope of our operations, particularly in the areas of technical operations, supply chain, medical affairs and sales and marketing and we may continue to add staff to these areas. To manage any possible future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. In addition, our growth in connection with the Acquisition, including expansion of our business operations in connection with the Acquisition, has imposed added responsibilities on members of our management, including the need to recruit, hire, retain, motivate and integrate additional employees and business operations.

Due to our limited financial resources and the limited experience of our management team in managing a company of our current size, and with any continued growth, we may not be able to manage any future expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

The trading price of our ordinary shares has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

•	our ability to successfully commercialize the oral and intravenous formulations of XENLETA for the treatment of CABP and the intravenous formulation of CONTEPO, if approved;
•	our ability to successfully implement our proposed business strategy;
•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory delays and greater government regulation of potential products due to adverse events;
•	regulatory or legal developments in the United States, the European Union and other countries or regions;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	one or more of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;
•	our ability to comply with the restrictive covenants under our Loan Agreement and avoid an event of default that may lead to an acceleration of the amounts due under the Loan Agreement;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	perception and market performance of companies that are perceived to be similar to us:
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	activism by any single large shareholder or combination of shareholders;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize XENLETA, CONTEPO if approved, or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. See  “—Risks Related to Our Financial Position and Need for Additional Capital— We and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.”

The number of shares of ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.

As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 13,793,106 shares of ordinary shares at an exercise price of $1.90 per share. As of December 31, 2019, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each warrant is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

We may also find it more difficult to raise additional equity capital while these warrants are outstanding. At any time during which these warrants are likely to be exercised, we may be unable to obtain additional equity capital on more favorable terms from other sources. In addition, the exercise of these warrants would result in a significant increase in the number of our outstanding ordinary shares, which could have the effect of significantly diluting the interest of our current shareholders, and following such exercise the former holders of such warrants could have significant influence over our company as a result of the ordinary shares they acquire upon such exercise.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 94,545,116 ordinary shares outstanding as of December  31, 2019. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of December  31, 2019, an aggregate of 3,406,233 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019 we entered into the Jefferies ATM Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 6,505,268 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $14.4 million, and net proceeds of $13.6 million, after deducting commissions and offering costs. We previously entered into the Cantor ATM Agreement with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. As of the effective date of the termination of the Cantor ATM Agreement, we had issued and sold an aggregate of 10,316,190 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds to us of $36.3 million, after deducting commissions and offering expenses payable by us.

Moreover,  as part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 13,793,106 shares of ordinary shares at an exercise price of $1.90 per share. As of December 31, 2019, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each warrant is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might have otherwise occurred.

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

We are an “emerging growth company” and a “smaller reporting company”, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our ordinary shares less attractive to investors.

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

•	reduced disclosure about our executive compensation arrangements; and

•	exemptions from the requirements to obtain a non-binding advisory vote on executive compensation or a shareholder approval of any golden parachute arrangements.

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

We are also a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, each as determined on an annual basis. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to take advantage of many of the same exemptions from disclosure requirements.

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

As a result of the Tax Act, all of our non-U.S. subsidiaries will be treated as CFCs. The legislative history under the Tax Act indicates that this change was not intended to cause these non-U.S. subsidiaries to be treated as CFCs with respect to a United States shareholder that is not related to our U.S. subsidiary. However, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such indicated intent.

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

A corporation organized outside the United States generally will be classified as a passive foreign investment company, or PFIC, for U.S. federal income tax purposes (1) in any taxable year in which (A) at least 75% of its gross income is passive income or (B) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income, and (2) as to a given holder who was a holder in such taxable year and regardless of such corporation’s income or asset composition, in any subsequent taxable year, unless certain elections are made by that holder that allow the holder to discontinue that classification as to that holder, generally at a substantial tax cost to that holder. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions and from sales of property that produced, or was held for the production of, passive income (or no income).

Based on our gross income and average value of our gross assets for each relevant taxable year, and given the nature of our business, we do not believe that we were a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for any such taxable year from our initial public offering through the year ended December 31, 2019. Our status in any taxable year (determined without regard to our status in any prior taxable year) will depend on our assets and activities in that year, and because this is a factual determination made annually after the end of the year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any other taxable year. In particular, in many cases the gross value of our assets may be inferred from the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies can be especially volatile. In other cases, factors external to our specific circumstances may make the presumptive relationship between the gross value of our assets and our market capitalization unreliable, in which case the gross value of our individual assets, based upon valuation methods suitable for use in U.S. federal tax matters (the choice of which may vary from taxable year to taxable year), will govern the determination of our status.

If we were to be treated as a PFIC for the taxable year ending December 31, 2019, or any other taxable year during which a U.S. holder held or holds our ordinary shares, certain adverse U.S. federal income tax consequences could apply to the U.S. holder. We currently intend to make available the information necessary to permit a U.S. holder to make a valid qualified electing fund, or QEF, election, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. holder of ordinary shares if it is determined that we are a PFIC for a given taxable year. However, we may choose not to provide such information at a future date.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

Our facilities consist of approximately 2,900 square meters of leased laboratory and office space in Vienna, Austria. We lease approximately 15,000 square feet of office space in King of Prussia, Pennsylvania. We also lease office space in Dublin, Ireland and San Diego, California. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on

November 4, 2019. On November 18, 2019, the Company filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have been listed on the Nasdaq Global Market since June 26, 2017 following the Redomiciliation and trade on the Nasdaq Global Market under the symbol “NBRV”. Prior to the Redomiciliation, the ADSs, representing the common shares of our predecessor, Nabriva Therapeutics AG, or Nabriva Austria, had traded on the NASDAQ Global Market under the same symbol since September 18, 2015. Each ADS represented one tenth (1/10) of a common share of Nabriva Austria.

Stockholders

As of January 31, 2020, there were 32 holders of record of our ordinary shares. The number of record holders may not be representative of the number of beneficial owners because many of our ordinary shares are held by depositories, brokers or other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10‑K.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10‑K.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below for the years ended December 31, 2017, 2018 and 2019 and as of December 31, 2018 and 2019 have been derived from our audited consolidated financial statements which have been prepared in accordance with generally accepted accounting practices in the United States and included elsewhere in this Annual Report. Financial data set forth below for the years ended December 31, 2015 and 2016 and as of December 31, 2015, 2016 and 2017 have been derived from the audited consolidated financial statements not included in this Annual Report. The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10‑K. The selected financial data in this section are not intended to replace our consolidated financial statements and the related notes. Our historical results are not necessarily indicative of the results that may be expected in the future.

	Year ended December 31,
(in thousands)	2015	2016	2017	2018	2019
Consolidated Operations Data:
Revenues	$3,767	$6,482	$5,319	$9,656	$9,481
Operating Expenses:
Cost of product sales	—	—	—	—	(70)
Research and development	(23,604)	(47,994)	(49,615)	(82,288)	(26,415)
Selling, general and administrative	(7,921)	(13,535)	(29,472)	(41,743)	(62,485)
Total operating expenses	(31,525)	(61,529)	(79,087)	(124,031)	(88,970)
Loss from operations	(27,758)	(55,047)	(73,768)	(114,375)	(79,489)
Other income (expense):
Other income (expense), net	2,427	(783)	492	(272)	215
Interest income	14	343	318	49	255
Interest expense	(22,092)	(75)	(43)	(133)	(3,644)
Loss before income taxes	(47,409)	(55,562)	(73,001)	(114,731)	(82,663)
Income tax (expense) benefit	445	672	(1,355)	(49)	(101)
Net Loss	$(46,964)	$(54,890)	$(74,356)	$(114,780)	$(82,764)
Loss per share
Basic and Diluted	$(4.80)	$(2.56)	$(2.49)	$(2.26)	$(1.12)
Weighted average number of shares:
Basic and Diluted	10,583,950	21,478,320	29,830,669	50,795,768	74,199,482

	As of December 31,
(in thousands)	2015	2016	2017	2018	2019
Consolidated Balance Sheet Data:
Cash and cash equivalents, restricted cash and short-term investments	$111,440	$83,884	$86,879	$102,228	$86,586
Total assets	117,711	93,240	95,763	110,418	94,113
Long‑term liabilities	84	107	435	23,982	36,200
Total liabilities	9,005	15,984	13,695	41,788	52,839
Accumulated deficit	(171,426)	(204,842)	(279,198)	(393,978)	(476,742)
Total stockholder’s equity	108,706	77,256	82,068	68,630	41,274

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our historical consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company engaged in the research, development and commercialization of novel anti‑infective agents to treat serious infections. In August 2019, our first product was approved by the U.S. Food and Drug Administration, or FDA, and we made it available in the United States in September 2019 under the brand name XENLETA. XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team. It inhibits the synthesis of bacterial protein, which is required for bacteria to grow by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe that XENLETA is well-positioned for use as a first-line monotherapy for the treatment of CABP due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and intravenous, or IV, formulations and a generally well-tolerated safety profile. We believe XENLETA represents a potentially important new treatment option for the five to six million adults in the United States diagnosed with CABP each year.

We currently have a team of regional business directors and medical science liaisons in the field performing educational and market development activities. In connection with our commercial launch of XENLETA, we hired a targeted hospital-based sales force to promote XENLETA which we also intend to utilize to market CONTEPO, if approved.

We also submitted a marketing authorization application, or MAA, for XENLETA for the treatment of CABP in adults in Europe in May 2019. On June 24, 2019, we announced that the European Medicines Agency, or the EMA, determined that our MAA for XENLETA is valid. Validation of the MAA confirms that the submission is sufficiently complete to begin the formal review process and an opinion of the EMA Committee for Medicinal Products for Human Use (CHMP) is anticipated in the second half of 2020.

We submitted a new drug application, or NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. The FDA has granted fast track designation to CONTEPO under the Generating Antibiotics Incentives Now Act, or the GAIN Act. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with our NDA for CONTEPO for the treatment of cUTI, including AP, stating that is was unable to approve the application in its current form. Specifically, the CRL requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer. We held a “Type A” meeting with the FDA in July 2019 to discuss its findings and resubmitted our NDA seeking marketing approval for CONTEPO in December 2019.  The FDA acknowledged the resubmission in January 2020 and has established a PDUFA date of June 19, 2020. However, we cannot predict when CONTEPO will receive marketing approval, if at all.

Since inception, we have incurred significant operating losses. As of December 31, 2019, we had an accumulated deficit of $476.7 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years.  Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing.  Based on our current forecasts and plans, we will need to obtain substantial additional funding in connection with our continuing operations.  Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

Market conditions for antibiotic companies continue to be challenging as evidenced by the bankruptcy of two organizations engaged in the research and development and commercialization of antibiotics in 2019. The cost of capital has risen significantly for others and us. On December 20, 2019, we issued 13.8 million ordinary shares and 13.8 million warrants with an exercise price of $1.90 per share that generated gross proceeds of $20.1 million. In addition, on March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we agreed to repay to Hercules between April 1, 2020 and April 3, 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. See “—Liquidity and Capital Resources.”

On March 1, 2017, Nabriva Therapeutics plc, or Nabriva Ireland, was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate company of the group from Austria to Ireland. Nabriva Ireland replaced Nabriva Therapeutics AG, or Nabriva Austria, as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer, or the Exchange Offer, in which holders of 98.6% of the outstanding share capital of Nabriva Austria exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland, which we refer to as the Redomiciliation Transaction. The ordinary shares of Nabriva Ireland were issued on a one‑for‑ten basis to the holders of the Nabriva Austria common shares and on a one‑for‑one basis to the holders of the Nabriva Austria American Depositary Shares, or Nabriva Austria ADSs, participating in the Exchange Offer. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the Nasdaq Global Market under the symbol “NBRV,” the same symbol under which the Nabriva Austria ADSs were previously traded. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva Austria for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland. As of August 18, 2017, 100% of Nabriva Austria share capital had been exchanged for ordinary shares of Nabriva Ireland.

Nabriva Austria was incorporated in October 2005 in Austria under the name Nabriva Therapeutics Forschungs GmbH, a limited liability company organized under Austrian law, as a spin‑off from Sandoz GmbH and commenced operations in February 2006. In 2007, Nabriva Austria transformed into a stock corporation (Aktiengesellschaft) under the name Nabriva Therapeutics AG. On October 19, 2017, Nabriva Austria was converted into a limited liability company under Austrian law and renamed Nabriva Therapeutics GmbH. In 2014, we established our wholly owned U.S. subsidiary, which began operations in August 2014.

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

In addition, upon the Closing, we assumed certain liabilities and obligations, including contractual liabilities and obligations.  Prior to the Acquisition, Zavante was obligated to make a cash milestone payment to the former stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments that may be settled in ordinary shares of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products.  In addition, Zavante is obligated to make annual royalty payments of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis.   Zavante will also pay a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the 21st Century Cures Act, or the Cures Act) related to a Zavante Product.

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

In connection with the closing of the Acquisition, we have assumed other agreements entered into by Zavante, including, among others, a research and development office lease, a collaboration agreement governing the supply and manufacturing agreements described above and a commercial packaging agreement.

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

We expensed the acquired intellectual property as of the acquisition date as in-process research and development with no alternative future uses. For the year ended December 31, 2018, we recorded an in-process research and development expense of $32.0 million which represented $26.9 million for the fair value of the Upfront Shares, $4.9 million of transaction costs and $0.2 million of net liabilities assumed.

License Agreement with Sinovant Sciences, Ltd.

In March 2018, we entered into a license agreement, or the Sinovant License Agreement, with Sinovant Sciences, Ltd. or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non‑exclusive license to manufacture, certain products containing lefamulin, or the Sinovant Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to as the Sinovant Territory. We retain development and commercialization rights in the rest of the world.

Under the Sinovant License Agreement, Sinovant and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Sinovant Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and were initially eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a Clinical Trial Application, or CTA, by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. We received an additional $5.0 million milestone payment from Sinovant in the third quarter of 2019 due to the receipt of approval for XENLETA from the FDA in August 2019. The remaining milestone payments of $86.5 million are tied to additional regulatory approvals and annual sales targets. In addition, we are eligible to receive low double‑digit royalties on sales, if any, of Sinovant Licensed Products in the Sinovant Territory.

Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Sinovant Licensed Products in the Sinovant Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sinovant Licensed Product in the Sinovant Territory. We are obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant sufficient supply of lefamulin for Sinovant to manufacture finished drug products for development and commercialization of the Sinovant Licensed Products in the Sinovant Territory.

Unless earlier terminated, the Sinovant License Agreement will expire upon the expiration of the last royalty term for the last Sinovant Licensed Product in the Sinovant Territory, which we expect will occur in 2033. Following the expiration of the last royalty term, the license granted to Sinovant will become non‑exclusive, fully‑paid, royalty‑free and irrevocable. The Sinovant License Agreement may be terminated in its entirety by Sinovant upon 180 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the Sinovant License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the Sinovant License Agreement under specified circumstances relating to the other party’s insolvency. We have the right to terminate the Sinovant License Agreement immediately if Sinovant does not reach certain development milestones by certain specified dates (subject to specified cure periods). The Sinovant License Agreement contemplates that the we will enter into ancillary agreements with Sinovant, including clinical and commercial supply agreements and a pharmacovigilance agreement.

We identified two performance obligations at inception: (1) the delivery of the licenses to Sinovant; and, (2) the participation in the JDC. The $5.0 million non‑refundable upfront payment was allocated entirely to the delivery of the licenses as the JDC deliverable was deemed to be de minimis. In addition, since the first $1.5 million milestone payment is related to a submission of the CTA that is in the control of the parties’, we recorded such milestone as variable consideration allocated to the licenses at the inception of the arrangement as we believed it was probable to be met and payment was received in February 2019. The future regulatory and commercial milestone payments will be recorded during the period the milestone is probable of achievement.

License Agreement with Sunovion Pharmaceutics Canada Inc.

In March 2019, we entered into a license and commercialization agreement, or the Sunovion License Agreement, with Sunovion Pharmaceuticals Canada Inc., or Sunovion. As part of the Sunovion License Agreement,

Nabriva Therapeutics Ireland DAC, our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing lefamulin in the forms clinically developed by us or any of our affiliates, or the Sunovion Licensed Products, in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Sunovion Licensed Products have received regulatory approval in Canada.

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

Financial Operations Overview

Revenue

In September 2019 we had our commercial launch of XENLETA. During 2019, we recorded $1.5 million of product revenues net as XENLETA was purchased by our wholesale customers. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA. Our initial sales of XENLETA in the third quarter of 2019 exceeded our expectations for product availability at our distributors. Our distribution partners continue to primarily utilize their existing inventory to satisfy product demand which in turn impacted sales in the fourth quarter of 2019 and is expected to similarly impact sales during the first quarter of 2020.

Our revenue for the year ended December 31, 2019 included $5.0 million of collaboration revenues from the Sinovant License Agreement related to the approval of XENLETA, and our revenue for the year ended December 31, 2018 included a $5.0 million non-refundable upfront payment received as consideration for entering into the Sinovant License Agreement as well as $1.5 million of variable consideration related to a future milestone payment that we believed was probable to be met and was ultimately received in February 2019. Revenue also includes governmental research premiums, non-refundable government grants and the benefit of government loans at below-market interest rates, which are more fully described below under “Critical Accounting Policies”.

Research and Development Expenses

Research and development expenses represented 62.7%, 66.3% and 29.7% of our total operating expenses for the years ended December 31, 2017, 2018 and 2019, respectively.

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party expenses related to these programs such as expenses for manufacturing services (prior to our products receiving FDA approval, after which time these costs are capitalized in inventory until product is sold), non‑clinical and clinical studies and other third party development services. Indirect expenses include salaries and related costs, including stock‑based compensation, for personnel in research and development functions, infrastructure costs allocated to research and development operations, costs associated with obtaining and maintaining intellectual property associated with our research and development operations, laboratory consumables, consulting fees related to research and development activities and other overhead costs. We utilize our research and development staff and infrastructure resources across multiple programs, and many of our indirect costs historically have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total indirect costs incurred on a program‑by‑program basis.

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Year Ended
	December 31,
(in thousands)	2018	2019
Direct Costs
XENLETA	$20,685	$7,765
CONTEPO	3,423	2,977
NDA filing fee refund	—	(2,589)
Other programs and initiatives	53	1,412
Indirect Costs	26,079	16,850
In-process research and development	32,048	—
Total	$82,288	$26,415

We expect to continue to incur research and development expenses in connection with required regulatory activities, our activities related to our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, and may incur costs related to the pursuit of the clinical development of lefamulin and CONTEPO for additional indications and engagement in earlier stage research and development activities. It is difficult to estimate the duration and completion costs of our research and development programs.

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
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining, enforcing and protecting our intellectual property rights and defending against any intellectual property‑related claims.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 37.3%, 33.7% and 70.3% of our total operating expenses for the years ended December 31, 2017, 2018 and 2019 respectively.

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock‑based compensation not related to research and development activities for personnel in our finance, information technology, commercial, medical affairs and administrative functions. Selling, general and administrative expenses also include costs related to professional fees for auditors, lawyers and tax advisors and consulting fees not related to research and development operations, as well as functions that are partly or fully outsourced by us, such as accounting, payroll processing and information technology.

We expect selling, general and general administrative expenses to increase in 2020 compared to 2019 related to the expansion of staff primarily related to our commercial sales force for the commercialization of XENLETA which took place in September 2019.

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

Revenue Recognition

Under Accounting Standards Codification, or ASC, 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied as services are rendered.

The transaction price that we recognize as revenue reflects the amount we expect with the sale and transfer of control of the product to our customers. Once the customer takes control of the product, our performance obligation under the sale contract is complete and revenue is recorded net of applicable reserves for various types of variable consideration. The types of variable consideration are as follows and are further described in Note 2 in our Consolidated Financial Statements.

•	Fees-for-service
•	Product returns
•	Chargebacks and rebates
•	Government rebates
•	Commercial payer and other rebates
•	Group Purchasing Organizations ("GPO") administration fees
•	Voluntary patient assistance programs

In determining the amounts of variable consideration, we must make significant judgments and estimates. In assessing the amount of net revenue to record, we consider both the likelihood and the magnitude of the revenue reversal. Actual amounts of consideration ultimately received may differ significantly from our estimates. If actual results in the future vary from our estimates, we adjust our estimates which would affect net product revenue and earnings in the period such variances become known.

Research Premium and Grant Revenue

As a company that carries out research and development activities, we benefit from the Austrian research and development support regime, under which we are eligible to receive a research premium from the Austrian government equal to 12% of a specified research and development cost base. Qualifying expenditures largely comprise research and development activities conducted in Austria, however, the research premium is also available for certain related third‑party expenses with additional limitations. We recorded research premiums of $4.8 million, $2.6 million and $1.3 million for the years ended December 31, 2017, 2018, and 2019, respectively. We have not received any research premium for our qualified 2019 expenditures as of December 31, 2019. We recognize the research premium, as long as we have incurred research and development expenses. Significant judgment is required in determining which expenditures are eligible to be included in the research and development costs base and such costs are subject to review by the Austrian government.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•

an exemption from compliance with the auditor attestation requirement of Section 404 of the Sarbanes‑Oxley Act of 2002 on the design and effectiveness of our internal controls over financial reporting;

•	reduced disclosure about the company’s executive compensation arrangements; and
•	exemptions from the requirements to obtain a non‑binding advisory vote on executive compensation or a shareholder approval of any golden parachute arrangements.

We may take advantage of these provisions until December 31, 2020. We would cease to be an emerging growth company upon the earlier to occur of: the last day of the fiscal year in which we have more than $1 billion in annual revenues (as may be inflation adjusted by the SEC from time‑to‑time); the date we qualify as a “large accelerated filer,” with at least more than $700 million in market value of our share capital held by nonaffiliates; or the issuance by us of more than $1 billion of non‑convertible debt over a three‑year period. We may choose to take advantage of some, but not all, of the available benefits under the JOBS Act. We have taken advantage of some reduced reporting burdens in this Annual Report. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required by for non‑emerging growth companies.

We expect to incur increased costs once we no longer qualify as an emerging growth company due to the increased reporting requirements and requirement to obtain an auditor attestation report under Section 404 of the Sarbanes-Oxley Act.

Results of Operations

Comparison of Years Ended December 31, 2018 and 2019

	Year Ended December 31,
(in thousands)	2018	2019	Change
Consolidated Operations Data:
Revenues	$9,656	$9,481	$(175)
Costs and Expenses:
Cost of product sales	—	(70)	(70)
Research and development expenses	(82,288)	(26,415)	55,873
Selling, general and administrative expenses	(41,743)	(62,485)	(20,742)
Total operating expenses	(124,031)	(88,970)	35,061
Loss from operations	(114,375)	(79,489)	34,886
Other income (expense):
Other income (expense), net	(272)	215	487
Interest income (expense), net	(84)	(3,389)	(3,305)
Loss before income taxes	(114,731)	(82,663)	32,068
Income tax expense	(49)	(101)	(52)
Net loss	$(114,780)	$(82,764)	$32,016

Revenues

Revenues decreased by $0.2 million from $9.7 million for the year ended December 30, 2018 to $9.5 million for the year ended December 31, 2019, primarily due to a $1.4 million decrease in research premiums and government grants provided to us by the Austrian government as a result of a decrease in our research and development expenses for which we can receive grant revenue and a $0.3 million decrease in collaboration revenue, partially offset by a $1.5 million increase in product revenue, net.

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of our XENLETA product.  Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales will remain at relatively low levels for a period of time until our initial pre-launch inventory stock is sold by our customers based on end user consumption demand.

Research and Development Expenses

Research and development expenses decreased by $55.9 million from $82.3 million for the year ended December 31, 2018 to $26.4 million for the year ended December 31, 2019. The decrease was primarily due to a charge of $32.0 million for in‑process research and development expenses associated with the acquisition of Zavante assets during the year ended December 31, 2018, a $4.6 million decrease in research consulting fees, a $8.1 million decrease of filing and other fees inclusive of a $2.6 million NDA filing fee refund for CONTEPO in 2019, a $10.6 million decrease in research materials and purchased services related to the development of lefamulin,  a $1.2 million decrease in staff costs due to the reduction of employees and $0.1 million decrease in infrastructure and other expenses, partly offset by a $0.7 million increase in stock‑based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $20.7 million from $41.7 million for the year ended December 31, 2018 to $62.5 million for the year ended December 31, 2019. The increase was due to a $8.6 million increase in staffing expense, primarily for our commercial sales force in connection with the product launch of XENLETA in September 2019, a $5.9 million increase in advisory and external consultancy expenses primarily related to pre‑commercialization activities and professional service fees, a $3.9 million increase in stock‑based compensation expense, a $1.1 million increase in legal fees, a $1.0 million increase in travel expenses, and a $0.6 million increase in infrastructure costs, partly offset by a $0.3 million decrease in other corporate costs.

Other Income (Expense), net

Other income (expense), net decreased by $0.5 million from $0.3 million of expense for the year ended December 31, 2018, to $0.2 million income for the year ended December 31, 2019 primarily due to re‑measurements of our foreign currency cash balances.

Interest Income (Expense), net

During the year ended December 31, 2019, net interest expense increased over the prior year due to interest expense on our loan with Hercules that was entered into in December 2018.

Income Tax Expense

Our income tax expense was $49,000 for the year ended December 31, 2018 compared to $101,000 for the year ended December 31, 2019.

Comparison of Years Ended December 31, 2017 and 2018

	Year Ended December 31,
(in thousands)	2017	2018	Change
Consolidated Operations Data:
Revenues	$5,319	$9,656	$4,337
Costs and Expenses:
Research and development expenses	(49,615)	(82,288)	(32,673)
Selling, general and administrative expenses	(29,472)	(41,743)	(12,271)
Total operating expenses	(79,087)	(124,031)	(44,944)
Loss from operations	(73,768)	(114,375)	(40,607)
Other income (expense):
Other income (expense), net	492	(272)	(764)
Interest income (expense), net	275	(84)	(359)
Loss before income taxes	(73,001)	(114,731)	(41,730)
Income tax benefit	(1,355)	(49)	1,306
Net loss	$(74,356)	$(114,780)	$(40,424)

Revenues

Revenues increased by $4.3 million from $5.3 million for the year ended December 30, 2017 to $9.7 million for the year ended December 31, 2018, primarily due to the $5.0 million upfront payment received from our Sinovant License Agreement, as well as a $1.5 million of variable consideration related to a future milestone payment pursuant to the Sinovant License Agreement that we believed was probable to be met. Grant revenue from research premiums provided to us by the Austrian government decreased by $2.2 million as a result of a decrease in our research and development expenses for which we can receive grant revenue.

Research and Development Expenses

Research and development expenses increased by $32.7 million from $49.6 million for the year ended December 31, 2017 to $82.3 million for the year ended December 31, 2018. The increase was primarily due to a $32.0 million increase for in‑process research and development expenses associated with the acquisition of Zavante assets, a $6.5 million increase in research consulting fees, a $6.5 million increase associated with the payment of the NDA fees to the FDA for lefamulin and CONTEPO, a $1.9 million increase in staff costs due to the addition of employees, a $0.3 million increase in travel and other research and development costs, partly offset by a $13.9 million decrease in research materials and purchased services related to the development of lefamulin and a $0.7 million decrease in stock‑based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $12.3 million from $29.5 million for the year ended December 31, 2017 to $41.7 million for the year ended December 31, 2018. The increase was primarily due to a $2.6 million increase of advisory and external consultancy expenses primarily related to pre‑commercialization activities and professional service fees, a $9.6 million increase in staff costs due to the addition of employees, a $0.1 million increase in stock‑based compensation expense, a $1.0 million increase in other corporate costs, a $0.7 million increase in travel expenses, and a $0.4 million increase in infrastructure costs, partly offset by a $2.2 million decrease in legal fees.

Other Income (Expense), net

Other income (expense), net decreased by $0.8 million from $0.5 million income for the year ended December 31, 2017, to $0.3 million expense for the year ended December 31, 2018 primarily due to re‑measurements of our foreign currency account balances.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements.

In December 2019, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 13,793,106 ordinary shares and accompanying warrants to purchase up to an aggregate of 13,793,106 ordinary shares. Each share in the offering was issued and sold together with an accompanying warrant at a combined price of $1.45. The gross proceeds to us from the offering, before deducting the placement agent’s fees and other offering expenses payable by us, was $20.0 million. Each warrant has an exercise price of $1.90 per share, is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which the warrant becomes initially exercisable.

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of December 31, 2019, we have issued and sold and aggregate of 6,505,268 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $14.4 million and net proceeds of $13.6 million, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $35.6 million under the Jefferies ATM Agreement.

In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, or the Loan Agreement, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we borrowed an additional $10.0 million in connection with the approval by the FDA of the NDA for XENLETA. On March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we agreed to repay to Hercules between April 1, 2020 and April 3, 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Since we did not achieve our net product sales targets, we became obligated to maintain compliance with the liquidity requirement. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Following the Prepayment, there will remain outstanding $5.0 million in principal amount under the Loan Agreement, and we may request to borrow an additional $5.0 million subject to the lender’s sole discretion.

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

In September 2017, we completed an underwritten public offering of 9,411,765 ordinary shares at a public offering price of $8.50 per share, resulting in gross proceeds of $80.0 million and net proceeds to us of $73.3 million, after deducting underwriting discounts and commissions and offering expenses.

Cash Flows

Comparison of Years Ended December 31, 2018 and 2019

The following table summarizes our cash flows for the years ended December 31, 2018 and 2019:

	Year Ended December 31,
(in thousands)	2018	2019
Net cash (used in) provided by:
Operating activities	$(72,723)	$(71,892)
Investing activities	(4,604)	331
Financing activities	92,923	56,075
Effects of foreign currency translation on cash	(362)	(106)
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,234	$(15,592)

Operating Activities

Cash flow used in operating activities decreased by $0.8 million from $72.7 million for the year ended December 31, 2018 to $71.9 million for the year ended December 31, 2019 primarily due to a $5.0 million decrease in net loss, after adjustments for non‑cash amounts included in net loss and higher working capital of $4.2 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow provided by investing activities decreased by $4.9 million from $4.6 million of cash used for the year ended December 31, 2018 to $0.3 million cash provided for the year ended December 31, 2019 primarily due to transaction costs related to the acquisition of Zavante assets in 2018.

Financing Activities

Cash flow provided by financing activities decreased by $36.8 million from $92.9 million for the year ended December 31, 2018 to $56.1 million for the year ended December 31, 2019 primarily due to net proceeds of $26.9 million related to sales of our ordinary shares under our ATM Agreements, net proceeds of $18.8 million from our December 2019 registered direct offering of ordinary shares a  $10.0 million advance under our December 2019 Loan Agreement with Hercules and $0.4 million proceeds from our employee stock purchase plan.

Comparison of Years Ended December 31, 2017 and 2018

The following table summarizes our cash flows for the years ended December 31, 2017 and 2018:

	Year ended
	December 31,
(in thousands)	2017	2018
Net cash (used in) provided by:
Operating activities	$(69,348)	$(72,723)
Investing activities	49,749	(4,604)
Financing activities	72,219	92,923
Effect of foreign currency translation on cash	1,371	(362)
Net increase (decrease) in cash, cash equivalents and restricted cash	$53,991	$15,234

Operating Activities

Cash flow used in operating activities increased by $3.4 million from $69.3 million for the year ended December 31, 2017 to $72.7 million for the year ended December 31, 2018 primarily due to a $8.7 million increase in net loss, after adjustments for non‑cash amounts included in net loss and higher working capital of $5.3 million primarily due to changes in accrued expenses and other current liabilities.

Investing Activities

Cash flow provided by investing activities decreased by $54.4 million from $49.7 million of cash provided for the year ended December 31, 2017 to $4.6 million cash used for the year ended December 31, 2018 primarily due to a $51.0 million decrease in proceeds from sale of available‑for‑sale financial assets to fund operational cash outflows and $4.3 million in transaction costs related to the acquisition of Zavante assets.

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

As described above, on March 11, 2020, we entered into an Amendment to our Loan Agreement with Hercules. Pursuant to the Amendment, we agreed to repay to Hercules between April 1, 2020 and April 3, 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Based on our current operating plans, immediately following the Prepayment, we expect that our existing cash resources and anticipated net product sales revenues will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that our NDA for CONTEPO is approved on the PDUFA date and that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to seek additional funding in future periods for purposes of investment in our commercial and medical affairs organization, as well as investing in our supply chain, in an effort to enhance the commercial launch of XENLETA and CONTEPO, if approved.

Our future capital requirements will depend on many factors, including:

•	the costs and timing of process development and manufacturing scale‑up activities associated with XENLETA and CONTEPO;

•	the costs, timing and outcome of regulatory review of lefamulin in Europe and for any other indications and CONTEPO;
•

the costs of commercialization activities for XENLETA and potentially CONTEPO if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO, if approved;

•	the commercial success of XENLETA and the amount and frequency of reorders by our wholesaler customers;
•	subject to receipt of marketing approval, revenue received from commercial sales of CONTEPO;
•	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
•	our ability to establish collaborations on favorable terms, if at all;
•	the scope, progress, results and costs of product development of any other product candidates that we may develop;
•	the extent to which we in‑license or acquire rights to other products, product candidates or technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property‑related claims;
•	the continued availability of Austrian governmental grants;
•	the need to satisfy interest and principal obligations under our term loan with Hercules as well as the loan covenants contained in our Loan Agreement;
•	the rate of the expansion of our physical presence in the United States and Ireland; and
•	the costs of operating as a public company in the United States.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and funding from local and international government entities and non-government organizations in the disease areas addressed by our product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity, warrants or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our shareholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Capital Expenditures

Capital expenditures were $0.2 million for the year ended December 31, 2018 and we made no significant capital investments during the year ended December 31, 2019. We also  made no significant investments in intangible assets during the years ended December 31, 2018 and 2019. Currently, there are no material capital projects planned in 2020.

Off‑Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off‑balance sheet arrangements, as defined under SEC rules, other than our operating lease obligations for our facilities in Austria, Ireland and the United States.

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

Interest rate risk may arise from short-term or long-term debt. Our outstanding indebtedness with Hercules bears interest at the greater of 9.80% and 9.80% plus the prime rate of interest minus 5.50%. Based on the current prime rate, our outstanding indebtedness with Hercules bears interest at 9.80%. If the prime rate increases to over 5.50%, the interest on our loan with Hercules will increase.

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. Subsequent to our recent agreement with Hercules to repay the majority of our indebtedness, we anticipate based on our current operating plans, that our existing cash, cash equivalents and short-term investments as of the date of this filing, as well as anticipated net product revenues and research premiums from the Austrian government for our qualified research and development expenditures will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

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

There can be no assurance that we will be successful in acquiring additional capital at a  level sufficient to fund our operations or on terms favorable to us. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce to eliminate our research and development programs or our commercialization efforts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F‑1 through F‑33 of this Annual Report on Form 10‑K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively). The term “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2019, the end of our most recent fiscal year.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes‑Oxley Act. For as long as we remain an “emerging growth company” as defined in the JOBS Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a‑15(f)) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement” and “Item 2.03 – Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On December 20, 2018, we entered into a Loan and Security Agreement, or the Loan Agreement, with Nabriva Therapeutics Ireland DAC, our direct subsidiary, certain of our other subsidiaries from time to time party thereto, any bank and other financial institution or entity from time to time party thereto, which we collectively refer to as Lender, and Hercules Capital, Inc., or Hercules, in its capacity as administrative agent and collateral agent for itself and Lender, pursuant to which a term loan of up to an aggregate principal amount of $75.0 million became available to us and Nabriva Therapeutics Ireland DAC, subject to the terms and conditions of the Loan Agreement. On March 11, 2020, we certain of our subsidiaries entered into an amendment, or the Amendment to the Loan Agreement. Pursuant to the Amendment, we agreed to repay to Hercules between April 1, 2020 and April 3, 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivable equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents,  in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Following the Prepayment, the Company may request to borrow an additional $5.0 million subject to the Hercules’ sole discretion.

The term loan bears interest at an annual rate equal to the greater of 9.80% and 9.80% plus the prime rate of interest minus 5.50%. The Loan Agreement provided for interest-only payments through July 1, 2021, which may be incrementally extended from time to time upon the occurrence of certain conditions through January 1, 2022, and repayment of the aggregate outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023, or the Maturity Date. In addition, we are required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date. At our option, we may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon, plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the Maturity Date. We are also required to satisfy certain financial covenants.

The foregoing descriptions of the Amendment and the Loan Agreement do not purport to be complete and are qualified in their entirety by reference to the Amendment and the Loan Agreement, as applicable, filed as exhibits to this Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names and certain biographical information about each member of our board of directors as of March 1, 2020. The information presented includes each director’s principal occupation and business experience for at least the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Age	Position
Daniel Burgess(1)(3)	58	Director, Chairman of the Board
Theodore Schroeder	64	Director, Chief Executive Officer
Colin Broom, MD	64	Director
Carrie Bourdow(2)	57	Director
Mark Corrigan, MD(2)(3)	62	Director
Charles A. Rowland, Jr.(1)(2)	61	Director
George H. Talbot, MD(3)	71	Director
Stephen Webster(1)(3)	58	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Daniel Burgess has served on our board of directors since June 23, 2017. Mr. Burgess was a member of the supervisory board of Nabriva Austria and served as its chairman from October 2016 until the Redomiciliation. Mr. Burgess has been a venture partner at SV Health Investors (SV) since 2014. As part of his work with SV, Mr. Burgess has been acting as the chief executive officer of Therini Bio, Inc., a private therapeutics company, since May 2019. He was previously president and chief executive officer of Rempex Pharmaceuticals, an antibiotics company he co‑founded in 2011 and that was subsequently sold to The Medicines Company (now Novartis) in 2013. Prior to this, Mr. Burgess was president and chief executive officer of Mpex Pharmaceuticals from 2007 until its acquisition by Aptalis Inc. (now AbbVie Inc.) in 2011. Prior to his time at Mpex, Mr. Burgess served in various senior operating roles for other biotechnology companies. In addition, he serves as a member of the boards of directors of Cidara Therapeutics, Inc., a public biotechnology company; Arbutus Biopharma Corp., a public biotechnology company; and several private healthcare companies. Mr. Burgess was a member of the board of directors of Santarus, Inc., from 2004 until its acquisition in 2014 by Salix Pharmaceuticals Inc. He received his B.A. in economics from Stanford University and an M.B.A. from Harvard University. We believe Mr. Burgess is qualified to serve as a director because of his expertise and experience as an executive in the pharmaceutical industry, his service on other boards of directors and his educational background.

Theodore Schroeder has served on our board of directors and as chief executive officer since July 24, 2018. During the last 30 years, Mr. Schroeder has been focused on drug development and commercialization in both large and small pharmaceutical companies. Most recently, he served as president, chief executive officer and director of Zavante Therapeutics from June 2015 until its acquisition by Nabriva Therapeutics in July 2018. Mr. Schroeder co‑founded Cadence Pharmaceuticals in 2004 and previously held leadership roles at Elan Pharmaceuticals, Dura Pharmaceuticals and earlier in his career, Bristol‑Myers Squibb. He currently serves on the board of Cidara Therapeutics, Otonomy and Collegium Pharmaceutical. He is a former chair of BIOCOM, the California life sciences trade association and in 2014, he was named the EY Entrepreneur of the Year for the San Diego region and was listed as a national finalist. He received a bachelor’s degree in management from Rutgers University. We believe Mr. Schroeder is qualified to serve as a director because of his expertise and experience as an executive in the pharmaceutical industry, his service on other boards of directors and his educational background.

Colin Broom has served on our board of directors since June 23, 2017. Dr. Broom has served as the chief executive officer of Pulmotect, Inc., a private biotechnology company, since September 2019. Dr. Broom was previously our chief executive officer from April 12, 2017 until July 24, 2018, and the chief executive officer of Nabriva Austria from August 2014 until the Redomiciliation. Prior to joining Nabriva Austria, he served as chief scientific officer at ViroPharma Incorporated from 2004 until it was acquired by Shire plc in 2014. Dr. Broom served as vice president of clinical development and medical affairs in Europe for Amgen Inc. from 2000 to 2003 and previously held several leadership positions with Hoechst Marion Roussel (now Sanofi), SmithKline Beecham and Glaxo (now GlaxoSmithKline). Dr. Broom served as a member of the board of directors of NPS Pharmaceuticals, Inc. from 2009 until its acquisition by Shire in 2015. He is a member of the U.K. Royal College of Physicians and a fellow of the Faculty of Pharmaceutical Medicine. Dr. Broom received his B.Sc. from University College, London and M.B.B.S. from St. George's Hospital Medical School, London. We believe that Dr. Broom is qualified to serve as a director due to his extensive experience in all stages of drug development and commercialization.

Carrie Bourdow has served on our board of directors since June 23, 2017. Ms. Bourdow has been the President, Chief Executive Officer, and member of the Trevena Board of Directors since October 2018. She has served in various senior positions at Trevena since May 2015. She joined Trevena as Chief Commercial Officer and was appointed Executive Vice President and Chief Operating Officer in January 2018. Prior to joining Trevena, Ms. Bourdow was Vice President of Marketing at Cubist Pharmaceuticals, Inc., from 2013 until its acquisition by Merck & Co., Inc. in January 2015. At Cubist, Ms. Bourdow led launch strategy, marketing, reimbursement, and operations for acute care hospital pharmaceuticals. Prior to Cubist, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across multiple therapeutic areas. Ms. Bourdow also serves as a director of Sesen Bio, Inc., a publicly traded pharmaceutical company. Ms. Bourdow holds a B.A. degree from Hendrix College and an M.B.A. from Southern Illinois University. We believe Ms. Bourdow is qualified to serve as a director due to her extensive experience in the biopharmaceutical industry, including her experience with anti‑infectives and with the commercialization of new drugs.

Mark Corrigan has served on our board of directors since June 23, 2017. Dr. Corrigan previously served on the supervisory board of Nabriva Austria from October 2016 until the Redomiciliation. Dr. Corrigan has been the chief executive officer of Correvio Pharma Corporation (formerly Cardiome Pharma), a public biopharmaceutical company, since March 2019. From April 2016 until March 2019, Dr. Corrigan was president of research and development of Tremeau Pharmaceuticals Inc. Dr. Corrigan served as president and chief executive officer of Zalicus, Inc. from January 2010 until July 2014. Previously, Dr. Corrigan was executive vice president of research and development at the specialty pharmaceutical company Sepracor Inc., and prior to this, he spent 10 years with Pharmacia & Upjohn, most recently as group vice president of Global Clinical Research and Experimental Medicine. Dr. Corrigan currently serves on the boards of directors of Correvio Pharma Corporation, Wave Life Science, a public biotechnology company, and Tremeau Pharmaceuticals, a private company. He previously served as chairman of the boards of directors of Novelion Therapeutics, Inc., BlackThorn Therapeutics, Inc., and EPIRUS Biopharmaceuticals, Inc. and as a director of CoLucid Pharmaceuticals, Inc., Cubist Pharmaceuticals, Inc., and Avanair Pharmaceuticals, Inc. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. We believe Dr. Corrigan is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry as both an executive and a board member and because of his education and training.

George H. Talbot has served on our board of directors since June 23, 2017. Dr. Talbot previously served on the supervisory board of Nabriva Austria from 2009 until the Redomiciliation. Dr. Talbot has been the principal at Talbot Advisors LLC, a biopharmaceutical company consultancy, since 2007 and prior to that, from 2000 to 2006. From 2006 to 2007, he served as chief medical officer and executive vice president of Cerexa, Inc. prior to its acquisition by Forest Laboratories, Inc. Dr. Talbot also worked closely with Calixa Therapeutics, Inc. and Durata Therapeutics, Inc., prior to their acquisitions by Cubist Pharmaceuticals, Inc. and Actavis plc, respectively. He was an initial member of the Infectious Diseases Society of America’s Antimicrobial Availability Task Force (“Bad Bugs, No Drugs”) and recently completed a seven‑year tenure as co‑chair of the Foundation for the National Institutes of Health (FNIH) Biomarkers Consortium Projects for Endpoint Development in Acute Bacterial Skin and Skin Structure Infections, Community‑acquired Bacterial Pneumonia, and Hospital‑acquired Bacterial Pneumonia/Ventilator‑associated Bacterial Pneumonia, which made evidence‑based recommendations to the Food and Drug Administration for its Guidance development in these indications. Dr. Talbot received his B.A. from Wesleyan University, his M.D. from the Yale

University School of Medicine, and his Infectious Diseases fellowship training at the University of Pennsylvania. After serving as a faculty member of the Infectious Diseases Section at the University of Pennsylvania, he joined the anti‑infectives group at Rhone‑Poulenc‑Rorer in 1990. We believe that Dr. Talbot is qualified to serve as a director due to his education, training and extensive experience in the biopharmaceutical industry.

Charles A. Rowland, Jr. has served on our board of directors since June 23, 2017. Mr. Rowland previously served on the supervisory board of Nabriva Austria from January 2015 until the Redomiciliation. Mr. Rowland served as chief executive officer of Aurinia Pharmaceuticals Inc. from April 2016 to January 2017. Mr. Rowland previously served as vice president and chief financial officer of ViroPharma Incorporated from 2008 until it was acquired by Shire plc in 2014. Prior to joining ViroPharma, Mr. Rowland served as executive vice president and chief financial officer, as well as interim co‑chief executive officer, for Endo Pharmaceuticals Inc. from 2006 to 2008 and chief financial officer at Biovail Corporation from 2004 to 2006. He previously held finance and operational positions of increasing responsibility at Breakaway Technologies, Inc., Pharmacia, Novartis International AG and Bristol‑Myers Squibb Company. Mr. Rowland currently serves as a member of the board of directors for Blueprint Medicines Corporation, a public biopharmaceutical company, Viking Therapeutics, a public, clinical‑stage biopharmaceutical company, and Orchard Therapeutics, a public, clinical‑stage biopharmaceutical company. In addition, Mr. Rowland serves as a member of the board of directors for Generation Bio, a privately held biopharmaceutical company. Previously, he served on the board of directors at Idenix Pharmaceuticals, Inc., Vitae Pharmaceuticals, Inc., Bind Therapeutics Inc. and Aurinia Pharmaceuticals Inc. Mr. Rowland received his B.S. from Saint Joseph’s University and M.B.A. from Rutgers University. We believe that Mr. Rowland is qualified to serve as a director due to his extensive experience in pharmaceutical operations and all areas of finance and accounting.

Stephen Webster has served on our board of directors since June 23, 2017. Mr. Webster previously served on the supervisory board of Nabriva Austria from October 2016 until the Redomiciliation. Mr. Webster served as the chief financial officer of Spark Therapeutics from July 2014 until its acquisition by Roche Holdings, Inc. in December 2019. He was previously senior vice president and chief financial officer of Optimer Pharmaceuticals, Inc. from June 2012 until its acquisition by Cubist Pharmaceuticals in November 2013. Prior to this, Mr. Webster served as senior vice president and chief financial officer of Adolor Corporation, also acquired by Cubist, from 2008 to 2011. Previously, Mr. Webster served as managing director, Investment Banking Division, Health Care Group for Broadpoint Capital Inc. (formerly First Albany Capital). He also was a co‑founder and served as president and chief executive officer of Neuronyx, Inc. Prior to this, Mr. Webster held positions of increasing responsibility, including as director, Investment Banking Division, Health Care Group, for PaineWebber Incorporated. Mr. Webster is currently a member of the board of directors of Viking Therapeutics, Inc and NextCure, Inc. He holds an A.B. in economics from Dartmouth College and an M.B.A. from the University of Pennsylvania. We believe that Mr. Webster is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry, particularly his service as a chief financial officer and in other executive management roles.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates under a charter that has been approved by our board. Copies of the committee charters are posted under the heading “Corporate Governance” on the Investor section of our website, which is located at http://investors.nabriva.com.

Audit Committee

Our audit committee consists of Charles A. Rowland, Jr., Daniel Burgess and Stephen Webster. Stephen Webster is the chair of the audit committee. The audit committee oversees our accounting and financial reporting processes and the audits of our consolidated financial statements. The audit committee is responsible for, among other things:

•	making recommendations to our board regarding the ratification by the annual general meeting of shareholders of our independent auditors;

•	overseeing the work of the independent auditors, including resolving disagreements between management and the independent auditors relating to financial reporting;
•	pre‑approving all audit and non‑audit services permitted to be performed by the independent auditors;
•	reviewing the independence and quality control procedures of the independent auditors;
•	reviewing and approving all proposed related‑party transactions;
•	discussing the annual audited consolidated and statutory financial statements with management;
•	annually reviewing and reassessing the adequacy of our audit committee charter;
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

Our Board has determined that Charles A. Rowland, Jr. and Stephen Webster are “audit committee financial experts” as defined in the applicable SEC rules.

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
•

reviewing and approving the compensation, including equity compensation, change‑of‑control benefits and severance arrangements, of our chief executive officer, chief financial officer and such other members of our management as it deems appropriate;

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Daniel Burgess, Mark Corrigan, George Talbot and Stephen Webster. Daniel Burgess is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

•	recommending to the board persons to be nominated for election or re‑election to the board at any meeting of shareholders;
•	overseeing the board’s annual review of its own performance and the performance of its committees; and
•	developing and recommending to the board a set of corporate governance guidelines.

Executive Officers

The following table sets forth information regarding our executive officers as of March 1, 2020:

Name	Age	Position
Theodore Schroeder	64	Chief Executive Officer
Robert Crotty	46	General Counsel and Secretary
Steven Gelone	52	President and Chief Operating Officer
Francesco Maria Lavino	46	Chief Commercial Officer
Jennifer Schranz	55	Chief Medical Officer
Gary Sender	57	Chief Financial Officer

In addition to the biographical information for Mr. Schroeder, which is set forth above under “Board of Directors,” set forth below is certain biographical information about Drs. Gelone and Schranz, and Messrs. Crotty, Lavino and Sender:

Robert Crotty has served as our general counsel and secretary since June 23, 2017. Mr. Crotty joined Nabriva Austria as general counsel and secretary prior to the Redomiciliation on June 14, 2017. Previously, Mr. Crotty served as vice president, general counsel, chief compliance officer and secretary of Vernalis Therapeutics, Inc. from January 2016 to June 2017. Prior to joining Vernalis, Mr. Crotty held several positions at Dendreon Corporation from April 2012 to July 2015, including president, general counsel and secretary from February 2015 to July 2015, executive vice president, general counsel and secretary from March 2014 to February 2015, and vice president, assistant general counsel and assistant secretary from April 2012 to February 2014. Before Dendreon, Mr. Crotty was senior counsel at NPS Pharmaceuticals from 2009 until 2012 and at ImClone Systems, Inc. from 2006 to 2009. Prior to going in‑house, Mr. Crotty was an associate at Morgan, Lewis & Bockius and Norton Rose Fulbright. Mr. Crotty received his B.A. from Princeton University and J.D. from University of Pennsylvania.

Steven Gelone has served as our president and chief operating officer since July 24, 2018. Dr. Gelone previously served as Nabriva Austria’s chief development officer and head of business development from 2014 until the Redomiciliation, our chief development officer from the Redomiciliation until June 30, 2017 and our chief scientific officer from June 30, 2017 until July 24, 2018. Prior to joining Nabriva Austria, he served as head of clinical research and development at Spark Therapeutics, Inc. in 2014 and vice president of clinical and preclinical development at ViroPharma Incorporated from 2005 to 2014. Dr. Gelone also served as director of medical affairs at Vicuron Pharmaceuticals from 2002 to 2003 and director of clinical pharmacology and experimental medicine at GlaxoSmithKline Pharmaceuticals from 2000 to 2002. Dr. Gelone received his B.S. Pharm. and Pharm.D. from Temple University.

Francesco Maria Lavino has served as our chief commercial officer since July 10, 2017. Previously, Mr. Lavino served as associate vice president and global brand leader for the anti‑infective portfolio at Merck & Co. from September 2015 to July 2017. Prior to Merck, Mr. Lavino was vice president of international marketing for Cubist Pharmaceuticals from December 2013 until September 2015. Before joining Cubist, Mr. Lavino spent 10 years with Merck & Co. in various roles, including serving as executive director and global brand leader for Merck’s anti‑fungal portfolio from January 2011 to November 2013. Mr. Lavino began his career in pharmaceutical sales at UCB S.A. and

3M Company in Italy. He has a B.A. in Pharmacy from the Federico II University of Napoli, Italy and an M.B.A. from SDA Bocconi School of Management in Milan, Italy.

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

Gary Sender has served as our chief financial officer since April 12, 2017. Mr. Sender previously served as our chief financial officer from May 2016 until the Redomiciliation. Prior to joining Nabriva Austria, he served as chief financial officer and executive vice president at Synergy Pharmaceuticals from 2015 to 2016. From 2009 until 2015, Mr. Sender served as senior vice president, Finance at Shire plc., supporting its Specialty Pharmaceuticals business and subsequently its Global Commercial businesses. At Shire he was responsible for financial management and support of all commercial areas of Shire’s Specialty Pharmaceutical and Rare Disease businesses, with an emphasis on resource allocation, financial forecasting, business cases and mergers and acquisitions. Prior to joining Shire, Mr. Sender was the founding CFO of Tengion, Inc. Mr. Sender also spent 15 years in a number of leadership roles within Merck. Mr. Sender is currently a member of the board of directors of Schrödinger, Inc.  Mr. Sender received his B.S. from Boston University and an M.B.A from Carnegie‑Mellon University.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is applicable to all of our directors, officers and employees and is available on our website at http://investors.nabriva.com/corporate-governance/governance-overview. Our Code of Business Conduct and Ethics provides that our directors, officers and employees are expected to avoid any action, position or interest that conflicts with the interests of our company or gives the appearance of a conflict. We expect that any amendment to this code, or any waivers of its requirements, will be disclosed on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this document, and you should not consider information on our website to be part of this document.

ITEM 11.  EXECUTIVE COMPENSATION

The following discussion provides the amount of compensation paid, and benefits in‑kind granted, by us and our subsidiaries to the members of our board of directors and certain executives for services provided in all capacities to us and our subsidiaries for the year ended December 31, 2019.

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

In designing our executive compensation program, our compensation committee considers publicly available compensation data for national and regional companies in the biotechnology/pharmaceutical industry to help guide its executive compensation decisions at the time of hiring and for subsequent adjustments in compensation. Since 2016, our compensation committee has retained Radford, a part of Aon Hewitt, a business unit of Aon plc, as its independent compensation consultant, to provide comparative data on executive compensation practices in our industry and to advise on our executive compensation program generally. The committee also has retained Radford for guidelines and review of non‑employee director compensation. Although our compensation committee considers the advice and guidelines of Radford as to our executive compensation program, our compensation committee ultimately makes its own decisions about these matters. In the future, we expect that our compensation committee will continue to engage independent compensation consultants to provide additional guidance on our executive compensation programs and to conduct further competitive benchmarking against a peer group of publicly traded companies.

Our director compensation program is administered by our board of directors with the assistance of the compensation committee. The compensation committee conducts an annual review of director compensation and makes recommendations to the board of directors with respect thereto.

Summary Compensation Table

Our “named executive officers” for the year ended December 31, 2019 were as follows: Mr. Schroeder, our chief executive officer, Dr. Schranz, our chief medical officer and Dr. Gelone, our president and chief operating officer. The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for the periods presented.

					Non-Equity
			Share	Option	Incentive Plan	All Other
			Awards	Awards	Compensation	Compensation
Name and principal position	Year	Salary($)	($)(1)	($)(1)	($)(2)	($)(3)	Total ($)
Theodore Schroeder	2019	560,000	310,175	478,367	119,250	28,372	1,496,164
Chief Executive Officer	2018	220,360	529,500	1,739,100	—	20,380	2,509,340

Jennifer Schranz	2019	436,200	99,750	261,555	151,200	33,450	982,155
Chief Medical Officer

Steven Gelone	2019	472,100	200,925	309,859	181,420	13,976	1,178,280
President and Chief	2018	426,104	225,255	546,738	126,822	15,116	1,340,035
Operating Officer

(1)

The amounts reported in the “Share Awards” and “Option Awards” columns reflect the aggregate grant‑date fair value of share‑based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 11 to the consolidated financial statements regarding assumptions underlying the valuation of equity awards.

(2)	The amounts reported in the “Non‑Equity Incentive Plan Compensation” column represent awards to our named executive officers under our annual cash bonus program.
(3)	The compensation included in the “All Other Compensation” column consists of amounts we contributed to our 401(k) plan and medical insurance premiums paid by us on behalf of such individual.

Narrative Disclosure to Summary Compensation Table

Base Salary

In 2019, we paid annualized base salaries of $560,000 to Mr. Schroeder; $436,200 to Dr. Schranz; and $472,100 to Dr. Gelone. In 2018, we paid annualized base salaries of $530,000 to Mr. Schroeder; $400,000 to Dr. Schranz;  and $450,000 to Dr. Gelone upon the closing of the Zavante acquisition.

In January 2020, our board of directors, following approval and recommendation from the compensation committee and consistent with the recommendations of the compensation committee’s independent compensation consultant, approved an increase to the base salaries of our named executive officers for 2020 as follows: $576,800 for Mr. Schroeder, $449,300 for Dr. Schranz and $486,300 for Dr. Gelone. The board also approved 2020 base salaries for Mr. Crotty, our general counsel and secretary, of $392,200,  Mr. Lavino, our chief commercial officer, of $384,500 and

Mr. Sender, our chief financial officer, of $409,200, which also were consistent with the recommendation of the compensation committee’s independent consultant.

None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Performance‑Based Compensation

Our executive officers, which include the named executive officers, participate in our performance‑based bonus program. All annual cash bonuses for our executives under the performance‑based bonus program are tied to the achievement of strategic and operational corporate goals for the company, which are set by the compensation committee and approved by the board. There are no discretionary individual goals under the bonus program. The 2019 strategic and operational goals for Nabriva related to the following objectives:

•	regulatory approvals
•	commercialization of our product candidates
•	finance, specifically fundraising;
•	business development;
•	operating infrastructure; and,
•	chemistry, manufacturing, and control (CMC).

Under their respective employment agreements, the annual target bonus for Mr. Schroeder is 60% of his current base salary, the annual target bonus for Dr. Gelone is 45% of his current base salary and the annual target bonus for each of Dr. Schranz, Mr. Sender, Mr. Crotty and Mr. Lavino is 40% of their respective current base salaries.

At a meeting held in December 2019, our compensation committee reviewed the accomplishments of the named executive officers as measured against the aforementioned 2019 goals. The compensation committee reviewed whether each goal had been obtained and the weight such goals should be given in determining the bonus payout for 2019 performance. Based on its review, the compensation committee recommended an 90% payout of the target bonuses for 2019, which were paid in February 2020. Accordingly, the 2019 bonus payouts were $277,200 for Mr. Schroeder, $157,032 for Dr. Schranz and $191,201 for Dr. Gelone.

Equity Incentive Awards

We believe that equity grants provide our executive officers with a strong link to our long‑term performance, create an ownership culture and help to align the interests of our executive officers and our shareholders. In addition, we believe that equity grants with a time‑based vesting feature promote executive retention because this feature incents our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our executive officers, which includes the named executive officers, and from time to time may grant equity incentive awards to them in the form of stock options or restricted stock units, or RSUs. We also generally make stock option grants to new executive officers in connection with the commencement of their employment.

We have historically granted stock options with exercise prices that are set at no less than the fair market value of the underlying award on the date of grant, as determined by contemporaneous valuations and reviewed, and approved by our compensation committee or our board.

Effective as of February 6, 2020, our board of directors granted stock options under the 2020 Share Incentive Plan to Mr. Schroeder, Dr. Schranz, and Dr. Gelone subject to shareholder approval; provided that if such shareholder approval is not obtained, the options will remain outstanding and convert into a cash-settled share appreciation right. The stock options will vest over a four year period beginning on February 6, 2020. Twenty five percent (25%) of the options will vest on February 6, 2021, and the remaining seventy five percent (75%) will vest on a monthly pro rata basis over the remaining vesting period. Each of the option awards had an exercise price $1.35 per share, which was the closing sale price of our ordinary shares on the Nasdaq Global Market on the grant date. Mr. Schroeder, Dr. Schranz, and Dr. Gelone were also granted Restricted Stock Units, or RSUs under our 2017 Share Incentive Plan. The RSUs vest over a four year period beginning on February 6, 2020. Twenty five percent (25%) of the RSUs will vest of February 6, 2021, and the remaining seventy five percent (75%) will vest on a monthly pro rata basis over the remaining vesting period.

The following table sets forth the number of our ordinary shares issuable upon exercise of the share awards granted to our named executive officers in 2020:

	Option Award	RSU Award
Name	(#)	(#)
Theodore Schroeder	687,500	343,800
Steven Gelone	310,000	155,000
Jennifer Schranz	210,000	105,000

On January 31, 2019, our board of directors granted stock options under the 2017 Share Incentive Plan to Mr. Schroeder, Dr. Schranz and Dr. Gelone. The options vest over a four year period beginning on January 31, 2019. Twenty five percent (25%) of the options vested on January 31, 2020, and the remaining seventy five percent (75%) will vest on a monthly pro rata basis over the remaining vesting period. Each of the option awards had an exercise price of $1.90 per share, which was the closing sale price of our ordinary shares on the Nasdaq Global Market on the grant date. Mr. Schroeder, Dr. Schranz and Dr. Gelone were also granted Restricted Stock Units, or RSUs. The RSUs vest over a four year period beginning on January 31, 2019. Twenty five percent (25%) of the RSUs vested on January 31, 2020, and the remaining seventy five percent (75%) will vest on a monthly pro rata basis over the remaining vesting period.

The following table sets forth the number of our ordinary shares issuable upon exercise of the share awards granted to our named executive officers in 2019:

	Option Award	RSU Award
Name	(#)	(#)
Theodore Schroeder	429,800	163,250
Steven Gelone	278,400	105,750
Jennifer Schranz	235,000	52,500

Outstanding Equity Awards as of December 31, 2019

The following table sets forth information regarding outstanding stock options and RSUs held by our named executive officers as of December 31, 2019:

						Share Awards
											Equity incentive
	Option Awards							Market	Equity incentive		plan awards:
	Number of	Number of				Number of		value of	plan awards:		Market or
	securities	securities				shares		shares of	Number of		payout value of
	underlying	underlying				or units		units of	unearned shares,		unearned shares,
	unexercised	unexercised		Option		of stock		stock	units or other		units or other
	options	options		exercise	Option	that have		that have	rights that have		rights that have
	(#)	(#)		price	expiration	not vested		not vested	not vested		not vested
Name	exercisable	unexercisable		($)	date	(#)		($)	(#)		($)
Theodore Schroeder	301,042	548,958	(1)	3.53	07/25/2028	150,000	(12)	198,000	163,200	(13)	215,424
	—	429,800	(2)	1.90	01/31/2029	—		—	—		—
Jennifer Schranz	65,625	84,375	(3)	5.03	03/31/2028	—		—	52,500	(13)	69,300
	—	235,000	(4)	1.90	01/31/2029	—		—	—		—
Steven Gelone	88,790	—	(5)	7.21	07/05/2025	—		—	11,250	(14)	14,850
	53,571	2,329	(6)	8.34	02/04/2026	—		—	16,000	(14)	21,120
	80,042	32,958	(7)	8.50	02/07/2027	—		—	105,750	(13)	139,590
	47,917	52,083	(8)	6.47	01/31/2028	—		—	—		—
	27,448	50,052	(9)	3.53	07/25/2028	—		—	—		—
	2,500	5,000	(10)	2.49	02/08/2028	—		—	—		—
	—	278,400	(11)	1.90	01/31/2029	—		—	—		—

(1)

Mr. Schroeder’s option to purchase 850,000 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(2)

Mr. Schroeder’s option to purchase 429,800 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2020, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(3)

Dr. Schranz’s option to purchase 150,000 of our ordinary shares vests over four years, with 25% of the options vesting on March 31, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(4)

Dr. Schranz’s option to purchase 235,000 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2020, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(5)

Dr. Gelone’s option to purchase 88,790 of our ordinary shares vests over four years, with 25% of the options vesting on May 31, 2016, and the remaining 75% of the option vesting on a monthly pro‑rata basis over the remaining three years of the vesting period.

(6)

Dr. Gelone’s option to purchase 55,900 of our ordinary shares vests over four years, with 25% of the options vesting on February 28, 2017, and the remaining 75% of the option vesting on a monthly pro‑rata basis over the remaining three years of the vesting period.

(7)

Dr. Gelone’s option to purchase 113,000 of our ordinary shares vests over four years, with 25% of the options vesting on February 28, 2018, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(8)

Dr. Gelone’s option to purchase 100,000 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(9)

Dr. Gelone’s option to purchase 77,500 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro‑rata basis over the remaining three years of the vesting period.

(10)

Dr. Gelone’s option to purchase 7,500 of our ordinary shares vests over four years, with 25% of the options vesting on August 2, 2019, and the remaining 75% of the option vesting on a monthly pro‑rata basis over the remaining three years of the vesting period.

(11)

Dr. Gelone’s option to purchase 278,400 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2020, and the remaining 75% of the option vesting on a monthly pro‑rata basis over the remaining three years of the vesting period.

(12)

Mr. Schroeder’s RSUs will vest as follows: 50% of the RSUs will vest upon Board certification of the receipt of FDA approval of a new drug application for each of (x) lefamulin and (y) CONTEPO for any indication, and 50% of his RSUs will vest on the first anniversary of such Board certification, provided, in each case, that Mr. Schroeder is performing services to Nabriva US on the applicable vesting dates. Since the FDA did not approve the NDA for both lefamulin and CONTEPO by January 31, 2020, the RSUs have terminated in full.

(13)

Mr. Schroeder’s, Dr. Schranz´s and Dr. Gelone’s RSUs vest over four years, with 25% of the options vesting on January 31, 2020, and the remaining 75% of the option vesting on a monthly pro‑rata basis over the remaining three years of the vesting period.

(14)

Dr. Gelone’s vesting of the RSUs is subject to the FDA approval of an NDA for lefamulin. Fifty percent (50%) of each RSU award vested upon FDA approval of an NDA for lefamulin, and the remaining fifty percent (50%) will vest on the one‑year anniversary of such approval.

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

Pursuant to his employment agreement, Mr. Schroeder receives an annual base salary of $530,000 and is eligible to receive an annual performance bonus targeted at 50% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. For 2018, Mr. Schroeder’s bonus was pro‑rated to reflect his 2018 service to us. Mr. Schroeder is also eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and is also entitled to participate in any and all benefit programs that we make available to our executive officers, for which he may be eligible, under the plan documents governing such programs.

Pursuant to his employment agreement, the Board also approved the grant to Mr. Schroeder, effective as of the first business day immediately following his employment commencement date (the “Grant Date”), of a non‑statutory stock option to purchase 850,000 ordinary shares at an exercise price per share equal to the closing price per share of the Company’s ordinary shares on the Nasdaq Global Select Market on the Grant Date. The option award has a ten‑year term and vests over a four‑year period, with 25% of the shares underlying the award vesting on the first anniversary of his employment commencement date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36‑month period. In addition, the Board approved the grant to Mr. Schroeder, effective as of the Grant Date, of 150,000 performance‑based restricted share units (the “Schroeder PRSUs”). The Schroeder PRSUs vest as follows: 50% of the Schroeder PRSUs will vest upon Board certification of the receipt of FDA approval of a new drug application for each of (x) lefamulin and (y) CONTEPO for any indication, and 50% of the Schroeder PRSUs will vest on the first anniversary of such Board certification, provided, in each case, that Mr. Schroeder is performing services for us on the applicable vesting dates. Since the FDA did not approve both NDAs for lefamulin and CONTEPO by January 31, 2020, the Schroeder PRSUs award has terminated in full. The option being granted to Mr. Schroeder and the Schroeder PRSUs were awarded outside of our 2017 Share Incentive Plan as an inducement material to Mr. Schroeder’s entering into employment with us in accordance with Nasdaq Stock Market Listing Rule 5635(c)(4).

The employment agreement, and Mr. Schroeder’s employment, may be terminated as follows: (1) upon Mr. Schroeder’s death or “disability” (as disability is defined in his employment agreement); (2) at our election, with or without “cause” (as cause is defined in his employment agreement); and (3) at Mr. Schroeder’s election, with or without “good reason” (as good reason is defined in his employment agreement).

In the event of the termination of Mr. Schroeder’s employment by us without cause, including as a result of a termination of his employment for good reason prior to, or more than twelve months following, a “change in control” (as change in control is defined in his employment agreement), Mr. Schroeder will be entitled to his base salary that has accrued and to which he is entitled as of the termination date. In addition, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 18 months (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly‑situated, active employees who receive the same type of coverage, for a period of up to 18 months following his date of termination, (3) a lump sum payment equal to any earned but unpaid annual bonus for a previously completed calendar year and (4) a lump sum payment equal to a prorated annual bonus for the year in which Mr. Schroeder’s employment is terminated based on the number of days he provided services to us during the year in which his employment is terminated.

In the event of the termination of Mr. Schroeder’s employment by us without cause, including as a result of a termination of his employment for good reason prior to, or by him for good reason within twelve months following a change in control, subject (as described above with respect to certain payments), to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, Mr. Schroeder would be entitled to the same payments and benefits as described in the preceding paragraph, except that, in lieu of a pro‑rated annual bonus payment, he would be entitled to receive a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated and he shall also be entitled to full vesting acceleration of his then‑unvested equity awards, whether granted under the 2017 Share Incentive Plan, 2020 Share Incentive Plan or any successor equity incentive plan or as an inducement to his employment, such that his equity awards become fully exercisable and non‑forfeitable as of the termination date.

If Mr. Schroeder’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by Mr. Schroeder without good reason, our obligations under the employment agreement cease immediately, and Mr. Schroeder is only entitled to his base salary that has accrued and to which he is entitled as of the termination date and solely if his employment is terminated as a result of his death or disability, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, he or his estate, as applicable, is entitled to any earned but unpaid annual bonus from a previously completed calendar year.

As a condition of his employment, Mr. Schroeder signed a proprietary rights, non‑disclosure and developments agreement.

Agreements with other Executive Officers

Mr. Sender was appointed chief financial officer of Nabriva Austria and entered into an employment agreement dated and effective as of May 2, 2016. He was appointed our chief financial officer on April 12, 2017. Dr. Gelone was appointed chief development officer and entered into an employment agreement dated and effective as of December 1,

2014, which was amended and restated as of May 26, 2016 and further amended on restated on July 24, 2018. Mr. Crotty was appointed general counsel and secretary of Nabriva Austria and entered into an employment agreement dated and effective as of June 14, 2017. Dr. Gelone was appointed as our chief development officer and Mr. Crotty was appointed our general counsel and secretary effective as of June 23, 2017. Dr. Gelone was subsequently appointed our chief scientific officer on June 30, 2017, and our president and chief operating officer on July 24, 2018. Dr. Schranz was appointed our chief medical officer and entered into an employment agreement dated and effective as of March 21, 2018. Mr. Lavino was appointed our chief commercial officer and entered into an employment agreement dated and effective as of July 10, 2017. Each of these employment agreements provides that such executive officer is an at‑will employee, and his or her employment with us can be terminated by the respective executive officer or us at any time and for any reason.

The employment agreements and the employment of each of Mr. Sender, Dr. Gelone, Mr. Crotty, Dr. Schranz and Mr. Lavino may be terminated in one of three ways: (1) upon the death or “disability” (as disability is defined in the applicable employment agreement) of such executive officer; (2) at our election, with or without “cause” (as cause is defined in the applicable employment agreement); and (3) at such executive officer’s election, with or without “good reason” (as good reason is defined in the applicable employment agreement).

In the event of the termination of such executive officer’s employment by us without cause or by him or her for good reason prior to, or more than twelve months following, a “change in control” (as change in control is defined in the applicable employment agreement), such executive officer will be entitled to his or her base salary that has accrued and to which he or she is entitled as of the termination date. In addition, subject to such executive officer’s execution and nonrevocation of a release of claims in our favor and his or her continued compliance with his or her proprietary rights, non‑disclosure and developments agreement with us, such executive officer is entitled to (1) continued payment of such executive officer’s base salary, in accordance with our regular payroll procedures, for a period of 12 months, (2) provided he or she is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly‑situated, active employees, who receive the same type of coverage, for a period of up to 12 months following the date of termination, (3) a lump sum payment equal to any earned but unpaid annual bonus for a previously completed calendar year and (4) a lump sum payment equal to a prorated annual bonus for the year in which such executive officer’s employment is terminated based on the number of days such executive officer provided services to us during the year in which such executive officer’s employment is terminated.

In the event of the termination of the executive officer’s employment by us without cause or by him or her for good reason within twelve months following a change in control, subject (as described above with respect to certain payments) to such executive officer’s execution and nonrevocation of a release of claims in our favor and his or her continued compliance with his or her proprietary rights, non‑disclosure and developments agreement with us, such executive officer will be entitled to the same payments and benefits as described in the preceding paragraph, except that, in lieu of a pro‑rated annual bonus payment, such executive officer will be entitled to receive a lump sum payment equal to 100% of such executive officer’s target bonus for the year in which his or her employment is terminated, and such executive officer shall also be entitled to full vesting acceleration of his or her then‑unvested equity awards, whether granted under the 2017 Share Incentive Plan, 2020 Share Incentive Plan or any successor equity incentive plan, such that his or her equity awards become fully exercisable and non‑forfeitable as of the termination date.

If such executive officer’s employment is terminated for any other reason, including as a result of his or her death or disability, for cause, or voluntarily by such executive officer without good reason, our obligations under the applicable employment agreement cease immediately, and such executive officer is only entitled to his or her base salary that has accrued and to which he or she is entitled as of the termination date and, solely if such executive officer’s employment is terminated as a result of his or her death or disability and subject to his or her execution and nonrevocation of a release of claims in our favor and his or her continued compliance with his or her proprietary rights, non‑disclosure and developments agreement with us, such executive officer or the estate of such executive officer, as applicable, is entitled to any earned but unpaid annual bonus from a previously completed calendar year.

The base salaries of our executive officers are reviewed by our compensation committee and the board of directors in the first quarter of each fiscal year and any adjustment to such base salary is retroactively effective to the first day of such fiscal year. In addition, such executive officers are eligible for an annual discretionary bonus of 40% of their current base salary. Each executive officer is also eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and is also entitled to participate in any and all benefit programs that we make available to our executive officers, for which he or she may be eligible, under the plan documents governing such programs.

As a condition to their employment, each of Mr. Sender, Dr. Gelone, Mr. Crotty, Dr. Schranz and Mr. Lavino signed a proprietary rights, non‑disclosure and developments agreement.

Equity Incentive Plans

In this section, we describe our 2020 Share Incentive Plan, 2017 Share Incentive Plan and Stock Option Plan 2015. Prior to the Redomiciliation, Nabriva Austria granted awards to eligible recipients under the Stock Option Plan 2015. In connection with the Redomiciliation, both plans were amended to take account of certain requirements under Irish law and assumed by us, with each option to acquire one Nabriva Austria common share becoming an option to acquire ten of our ordinary shares on the same terms and conditions. We currently make share awards to eligible recipients solely under our 2017 Share Incentive Plan.

2020 Share Incentive Plan

On March 4, 2020, our board of directors, subject to shareholder approval, adopted the 2020 Share Incentive Plan, or the 2020 Plan. The 2020 Plan has not yet been approved by our shareholders and will be submitted for shareholder approval at our 2020 Annual General Meeting of Shareholders. The number of ordinary shares initially reserved for issuance under the 2020 Plan is 1,837,500 ordinary shares. Prior to submitting the 2020 Plan to our shareholders for approval at the 2020 Annual General Meeting of Shareholders, our board of directors plans to amend the 2020 Plan to increase the number of shares reserved for issuance thereunder.

The 2020 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards.

To date, option awards to purchase 1,837,500 ordinary shares have been granted under the 2020 Plan. Such awards will automatically convert to cash-settled share appreciation rights if our shareholders do not approve the 2020 Plan at our 2020 Annual General Meeting of Shareholders.

The 2020 Plan is administered by the board of directors. The exercise or measurement prices, vesting periods, performance goals and other award restrictions are determined at the discretion of the board of directors, except that the exercise price or measurement price per share of options or share appreciation rights may not be less than 100% of the fair market value of the ordinary shares on the date of grant, provided that if the board of directors approves the grant of an option or a share appreciation right with an exercise or measurement price to be determined on a future date, the exercise or measurement price may not be less than 100% of the fair market value of the ordinary shares on such future date. No share option or share appreciation right will be granted under the 2020 Plan with a term in excess of ten years.

If, during the term of the 2020 Plan, there is a change in our share capital or a restructuring measure which has an effect on our share capital, such as a share split or reverse share split, the board of directors will make equitable adjustments to the price or the amount of outstanding awards.

The 2020 Plan also contains provisions addressing the consequences of any reorganization event. A reorganization event is defined as (a) any merger or consolidation of ours with or into another entity as a result of which all of our ordinary shares are converted into or exchanged for the right to receive cash, securities or other property, or are canceled, (b) any transfer or disposition of all of our ordinary shares for cash, securities or other property pursuant to a share exchange or other transaction or (c) any liquidation or dissolution of ours; any one of which, (a), (b) or (c), may be effected pursuant to the laws of the Republic of Ireland.

The 2020 Plan provides that, if a reorganization event occurs, the board of directors may take one or more of the following actions with respect to all or any outstanding awards other than restricted shares on such terms as the board of directors determines: (1) provide that such awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof), (2) upon written notice to a participant, provide that all of the participant’s unvested awards will be forfeited immediately prior to the consummation of such reorganization event and/or that all of the participant’s unexercised awards will terminate immediately prior to the consummation of such reorganization event unless exercised by the participant (to the extent then exercisable) within a specified period following the date of such notice, (3) provide that outstanding awards will become exercisable, realizable, or deliverable, or restrictions applicable to an award will lapse, in whole or in part prior to or upon such reorganization event, (4) in the event of a reorganization event under the terms of which holders of our ordinary shares will receive, upon consummation thereof, a cash payment for each share surrendered in the reorganization event, or the Acquisition Price, make or provide for a cash payment to participants with respect to each award held by a participant equal to (A) the number of ordinary shares subject to the vested portion of the award (after giving effect to any acceleration of vesting that occurs upon or immediately prior to such reorganization event) multiplied by (B) the excess, if any, of (I) the Acquisition Price over (II) the exercise, measurement or purchase price of such award and any applicable tax withholdings, in exchange for the termination of such award, (5) provided that, in connection with our liquidation or dissolution, awards will convert into the right to receive liquidation proceeds (if applicable, net of the exercise, measurement or purchase price thereof and any applicable tax withholdings) and (6) any combination of the foregoing. Our board of directors is not obligated to treat all awards, all awards held by a participant, or all awards of the same type, identically.

No award may be granted under the 2020 Plan after the date that is ten years from the date the 2020 Plan is approved by our shareholders. Our board of directors may, at any time, amend, suspend or terminate the 2020 Plan or any portion thereof. However, if shareholder approval is required, including by application of Irish law or the terms of the 2020 Plan, the board of directors may not effect such modification or amendment without such approval.

2017 Share Incentive Plan

The 2017 Share Incentive Plan permits the award of share options, share appreciation rights, or SARs, restricted shares, restricted share units or RSUs, and other share‑based awards to our employees, officers, directors, consultants and advisers. Our board of directors will administer the 2017 Share Incentive Plan. As of January 31, 2020, under our 2017 Share Incentive Plan, there were options to purchase an aggregate of 4,422,139 of our ordinary shares at a weighted average exercise price of $3.55 per share, 1,051,686 restricted stock units outstanding with a weighted average grant date fair value of $2.74 per share, and 1,635,981ordinary shares available for future issuance under the plan. Shares covered by awards under the 2017 Share Incentive Plan that expire or are terminated, surrendered, or cancelled without having been fully exercised or are forfeited in whole or in part or that result in any shares not being issued will again be available for the grant of awards under the 2017 Share Incentive Plan (subject, in the case of incentive share options, to any limitations under the Internal Revenue Code, or the Code).

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

If, during the term of the 2017 Share Incentive Plan, there is a change in our capital or a restructuring measure which has an effect on our capital, such as a share split or reverse share split, which change or measure results in a change in the value of the share‑based awards outstanding under the 2017 Share Incentive Plan, the board will make appropriate adjustments to the price or the amount of such outstanding awards.

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

The 2017 Share Incentive Plan provides that, if a reorganization event occurs, the board of directors may take one or more of the following actions to all or any outstanding awards other than restricted shares on such terms as the board of directors determines: (1) provide that such awards will be assumed, or substantially equivalent awards will be substituted, by the acquiring or succeeding corporation (or an affiliate thereof), (2) upon written notice to a participant, provide that all of the participant’s unvested awards will be forfeited immediately prior to the consummation of such reorganization event and/or that all of the participant’s unexercised awards will terminate immediately prior to the consummation of such reorganization event unless exercised by the participant (to the extent then exercisable) within a specified period following the date of such notice, (3) provide that outstanding awards will become exercisable, realizable, or deliverable, or restrictions applicable to an award will lapse, in whole or in part prior to or upon such reorganization event, (4) in the event of a reorganization event under the terms of which holders of our ordinary shares will receive, upon consummation thereof, a cash payment for each share surrendered in the reorganization event, which we refer to as the Acquisition Price, make or provide for a cash payment to participants with respect to each award held by a participant equal to (A) the number of ordinary shares subject to the vested portion of the award (after giving effect to any acceleration of vesting that occurs upon or immediately prior to such reorganization event) multiplied by (B) the excess, if any, of (I) the Acquisition Price over (II) the exercise, measurement or purchase price of such award and any applicable tax withholdings, in exchange for the termination of such award, (5) provide that, in connection with our liquidation or dissolution, awards will convert into the right to receive liquidation proceeds (if applicable, net of the exercise, measurement or purchase price thereof and any applicable tax withholdings) and (6) any combination of the foregoing. Our board is not obligated to treat all awards, all awards held by a participant, or all awards of the same type, identically.

No award may be granted under the 2017 Share Incentive Plan after the earlier of September 14, 2027 and shareholder approval of the 2020 Plan. The board of directors may, at any time, amend, suspend or terminate the 2017 Share Incentive Plan or any portion thereof. However, if shareholder approval is required, including by application of Irish law, the board may not effect such modification or amendment without such approval.

Stock Option Plan 2015

The Stock Option Plan 2015 provided for the grant of options to purchase our ordinary shares to our employees, including executive officers, and to directors. As of January 31, 2020, under our Stock Option Plan 2015, there were options to purchase an aggregate of 2,289,904 of our ordinary shares at a weighted average exercise price of $8.33 per share and no ordinary shares were available for issuance under the plan. Following the approval of the 2017 Share Incentive Plan by our shareholders on September 15, 2017, we ceased granting awards under the Stock Option Plan 2015, Unless the context specifically indicates otherwise, references to our Stock Option Plan 2015 in this Annual Report on Form 10‑K refer to the Stock Option Plan 2015, as amended and adopted by us.

Options granted under the Stock Option Plan 2015 entitle beneficiaries thereof to purchase our ordinary shares at an exercise price equal to 100% of the fair market value per share on the beneficiary’s date of participation, which following the Redomiciliation was derived from the closing sale price of our ordinary shares on the Nasdaq Global Market. Options granted under the Stock Option Plan 2015 generally vest over four years from the beneficiary’s date of participation. Typically, 25% of the options subject to a particular grant vest on the last day of the last calendar month of the first year of the vesting period, and the remaining 75% vests on a monthly pro‑rata basis over the second, third and fourth years of the vesting period (i.e., 2.083% per month). Any alternative vesting period determined by us is subject to approval by our executive officers, board of directors or shareholders, in accordance with any applicable voting requirements.

The Stock Option Plan 2015 provides that, if a liquidity event (as defined below) occurs, all options outstanding under the Stock Option Plan 2015 will be assumed (or substantially equivalent awards will be substituted by an acquiring or succeeding corporation (or an affiliate of the acquiring or succeeding corporation)), and any then‑unvested options shall continue to vest in accordance with the beneficiary’s original vesting schedule. If a beneficiary is terminated due to a good leaver event (within the meaning of the Stock Option Plan 2015), on or prior to the first anniversary of the date of the liquidity event, the beneficiary’s options will be immediately exercisable in full as of the date of such termination. If the acquiring or succeeding corporation (or an affiliate of the acquiring or succeeding corporation) refuses to assume the options outstanding under the Stock Option Plan 2015 or to substitute substantially equivalent options therefor, all then‑unvested options under the Stock Option Plan 2015 will automatically vest in full upon the liquidity event. For purposes of the Stock Option Plan 2015, a liquidity event generally refers to an exclusive license of or the sale, lease or other disposal of all or substantially all of our assets, a sale or other disposal (but not a pledge) of 50% or more of our shares, a merger or consolidation of us with or into any third party, or our liquidation, winding up or other form of dissolution of us.

Unless otherwise specifically permitted in an option agreement or resolved upon by the board of directors, the exercise of vested options is permitted under the Stock Option Plan 2015 only during specified periods and on specified terms in the case of a liquidity event or following an initial public offering occurring during the term of the option. A beneficiary is entitled to exercise vested options at any time during the remaining term of the option while the beneficiary is providing services to us, and within the three‑month period following a termination of the beneficiary’s services due to a good leaver event. Options granted under the Stock Option Plan 2015 will have a term of no more than ten years from the beneficiary’s date of participation.

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

401(k) Plan

We maintain a defined contribution employee retirement plan for our U.S.‑based employees. Our 401(k) plan is intended to qualify as a tax‑qualified plan under Section 401 of the Internal Revenue Code, so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre‑tax compensation, up to a statutory limit, which is $19,000 for 2019. Participants who are at least 50 years old can also make “catch‑up” contributions, which in 2019 may be up to an additional $6,000 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures. We match 100.0% of the first 3.0% of the employee’s voluntary contribution to the 401(k) plan and 50.0% of the next 2.0% contributed by the employee.

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

DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation earned by the non‑employee members of the board of directors for the year ended December 31, 2019.

	Fees Earned or
	Paid in Cash	Option Awards
Name	($)(1)	($)(2)(3)	Total ($)
Daniel Burgess	85,645	46,900	132,545
Colin Broom	39,129	46,900	86,029
George Talbot	43,462	46,900	90,362
Charles Rowland, Jr.	60,789	46,900	107,689
Stephen Webster	61,427	46,900	108,327
Mark Corrigan	49,786	46,900	96,686
Carrie Bourdow	45,468	46,900	92,368

(1)	Fees earned consist of gross director retainer fees which were subject to income tax withholdings in Ireland.
(2)

The amounts reported in the “Option Awards” column reflect the aggregate fair value of share‑based compensation awarded during 2019 computed in accordance with the provisions of ASC Topic 718. See Note 11 to the consolidated financial statements regarding assumptions underlying the valuation of equity awards.

(3)	Represents the grant of an option to purchase 35,000 of our ordinary shares vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date.

Director Compensation Arrangements

Effective as of October 31, 2018,  our board of directors adopted a non‑employee director compensation policy, which provided for the following:

•	each new non‑employee director receives an initial grant of an option to purchase 70,000 of our ordinary shares upon his or her initial election to the board of directors;
•	each non‑employee director receives an annual grant of an option to purchase 35,000 of our ordinary shares on the date of our annual general meeting of shareholders;
•	each non‑employee director receives an annual cash fee of $40,000;
•	the chairman of our board of directors receives an additional annual cash fee of $30,000;
•	each non‑employee director who is a member of the audit committee receives an additional annual cash fee of $10,000 ($20,000 for the audit committee chair);
•	each non‑employee director who is a member of the compensation committee receives an additional annual cash fee of $7,500 ($15,000 for the compensation committee chair); and
•

each non‑employee director who is a member of the nominating and corporate governance committee receives an additional annual cash fee of $5,000 ($10,000 for the nominating and corporate governance committee chair).

The board of directors approved the annual grants to non‑employee directors for the 2019 fiscal year on July 31, 2019.

On December 16, 2019, our board of directors approved an amendment to our non‑employee director compensation policy. Effective as of December 16, 2019, the amendment increased the initial grant of an option to purchase our ordinary shares to new non‑employee directors upon their initial election to the board of directors to 105,000 ordinary shares and increased the annual grant of an option to purchase our ordinary shares to 35,000 ordinary shares and 17,500 restricted stock units.

The stock options to be granted to our non‑employee directors under our non‑employee director compensation policy have an exercise price equal to the fair market value of our ordinary shares on the date of grant and will expire ten years after the date of grant. The initial stock options granted to newly elected director vest, subject to such director’s continued service on the board, over a three‑year period on a monthly pro‑rata basis at the end of each successive month following the date of the initial grant. The annual stock options granted to directors will vest, subject to such director’s continued service on the board, fully on the last date of the month of the first anniversary of the grant date. The annual restricted stock units awarded to directors will vest, subject to such director’s continued service on the board, fully on the last date of the month of the first anniversary of the grant date.

Under our non‑employee director compensation policy, the annual cash fees are payable in arrears in four equal quarterly installments payable the week following the end of each quarter. Each non‑employee director is also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee on which he or she serves or otherwise in direct service of the company.

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2019, the members of our compensation committee were Carrie Bourdow, Mark Corrigan and Charles Rowland Jr. No member of our compensation committee is, or has been, an officer or employee of ours or any subsidiary of ours. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that had one or more executive officers serving as a director or member of our compensation committee during the year ended December 31, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of January 31, 2020 by:

•	each of our directors and director nominees;
•	each of our “named executive officers”;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our ordinary shares.

The percentages in the columns entitled “Percentage of Shares Beneficially Owned” are based on a total of 94,545,116 ordinary shares outstanding as of January 31, 2020.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ordinary shares. Our ordinary shares subject to options that are currently exercisable or exercisable within 60 days of January 31, 2020 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the ordinary shares beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Nabriva Therapeutics plc, 25‑28 North Wall Quay, Dublin 1, Ireland.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
Directors and Named Executive Officers:
Daniel Burgess(1)	120,400	*	%
George H. Talbot(2)	136,840	*	%
Mark Corrigan(3)	69,400	*	%
Stephen Webster(4)	77,400	*	%
Charles A. Rowland, Jr.(5)	128,200	*	%
Carrie Bourdow(6)	57,056	*	%
Colin Broom(7)	921,420	*	%
Steven Gelone(8)	477,944	*	%
Theodore Schroeder(9)	639,898	*	%
Jennifer Schranz(10)	171,605	*	%
All current directors and executive officers as a group (13 individuals)(11)	3,521,470	3.62%
5% Shareholders:
FMR LLC(12)	6,131,900	6.49%

*Less than one percent.

(1)	Consists of (i) 36,000 ordinary shares and (ii) 84,400 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(2)	Consists of (i) 47,640 ordinary shares and (ii) 89,200 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(3)	Consists of 69,400 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(4)	Consists of (i) 8,000 ordinary shares and (ii) 69,400 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(5)	Consists of (i) 53,000 ordinary shares and (ii) 75,200 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(6)	Consists of 57,056 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(7)	Consists of (i) 208,750 ordinary shares directly owned by Dr. Broom and (ii) 712,670 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020.
(8)

Consists of (i) 71,116 ordinary shares, (ii) 402,422 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020 and (iii) 4,406 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2020.

(9)

Consists of (i) 153,571 ordinary shares, (ii) 479,525 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020 and (iii) 6,802 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2020.

(10)

Consists of (i) 25,875 ordinary shares, (ii) 143,542 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2020 and (iii) 2,188 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2020.

(11)	Consists of (i) 428,540 ordinary shares and (ii) 1,439,916 ordinary shares issuable upon exercise of stock options within 60 days of January 31, 2020.
(12)

Based solely on information provided in a Schedule 13G filed by FMR LLC on February 7, 2020. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act ("Fidelity Funds") advised by Fidelity Management & Research Company ("FMR Co"), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. FMR LLC reports that it holds sole dispositive power with respect to 6,131,900 shares. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2019. As of December 31, 2019,  we had four equity compensation plans: the 2017 Share Incentive Plan, the Stock Option Plan 2015 and the 2018 Employee Share Purchase Plan, each of which were approved by our shareholders and the 2020 Share Incentive Plan which has been adopted by our board of Directors and which we expect to submit to our shareholders for approval at our 2020 annual general meeting. In addition, from time to time, the compensation committee grants inducement equity awards to individuals as an inducement material to the individual’s entry into employment with us within the meaning of Nasdaq Listing Rules, including pursuant to our 2019 Inducement Share Incentive Plan, or the Inducement Plan, that was adopted by our board of directors without shareholder approval.

Number of
securities
remaining
	Number of				available for future
	securities to be				issuance under
	issued upon		Weighted‑average		equity
	exercise		exercise price of		compensation plans
	of outstanding		outstanding		(excluding
	options, warrants		options, warrants		securities reflected
Plan category	and rights		and rights		in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	7,614,944	(1)	$5.18	(2)	1,634,766	(3)
Equity compensation plans not approved by security holders	1,605,650	(4)	2.95	(2)	1,394,350	(5)
Total	9,220,594		$4.79	(2)	3,029,116

(1)	Includes ordinary shares underlying awards outstanding under our 2017 Share Incentive Plan and our Stock Option Plan 2015.
(2)	Only share option awards were used in computing the weighted‑average exercise price.
(3)	Includes ordinary shares available for issuance under our 2017 Share Incentive Plan and 2018 Employee Share Purchase Plan.
(4)

Represents an option award and a performance‑based restricted share unit award granted to Mr. Schroeder on July 25, 2018, as an inducement material to Mr. Schroeder’s acceptance of employment with the company in accordance with Nasdaq Listing Rule 5635(c)(4), other inducement awards made in accordance with Nasdaq Listing Rule 5635(c)(4) under our 2019 Inducement Plan and ordinary shares underlying option and RSU awards made under our 2020 Share Incentive Plan.

(5)	Includes ordinary shares available for issuance under our 2019 Inducement Share Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Board Determination of Independence

Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Audit committee members must also satisfy the independence criteria set forth in Rule 10A‑3 under the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C‑1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. To be considered independent for purposes of Rule 10A‑3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C‑1, the board must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (1) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (2) whether the director is affiliated with the company or any of its subsidiaries or affiliates.

In July 2019, our board of directors undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board has determined that each of our directors, with the exception of Colin Broom and Theodore Schroeder, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A‑3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C‑1 under the Exchange Act. In making such determination, our board considered the relationships that each such director has with us, including each of the transactions described below in “—Board Policies—Related Person Transactions—Certain Relationships and Related Transactions,” and all other facts and circumstances that our board deemed relevant in make such independence determination. Mr. Schroeder is not an independent director because he is our chief executive officer, and Dr. Broom is not an independent director because he was employed as our chief executive officer during the past three years.

Board Policies

Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which the company is a participant, the amount involved exceeds the lesser of $120,000 and one percent of the average of the our total assets at year‑end for the last two completed fiscal years and one of our executive officers, directors, director nominees or 5% shareholders, or their immediate family members, each of whom we refer to as a “related person,” has a direct or indirect material interest.

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

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

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

Number of
Shares
5% Shareholders:	Acquired
Entities affiliated with Vivo Capital	2,545,000
Novo A/S	1,815,000
Longitude Ventures Partners	1,815,000
Frazier Healthcare Partners	1,815,000
OrbiMed Private Investments V, L.P.	725,000

At‑the‑Market Offering

In March 2018, Wellington Management Group LLP, purchased an aggregate of 3,414,100 of our ordinary shares at a purchase price of $5.50 per share under our “at‑the‑market” offering program. Following such purchase, Wellington Management Group LLP beneficially owned more than 5% of our outstanding share capital.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth, for each of the years indicated, the aggregate fees billed or expected to be billed to us for services rendered by KPMG LLP, or KPMG.

	Year Ended
	December 31,
(in thousands)	2019	2018
Audit Fees (1)	$605	$889
Tax Fees(2)	40	23
All Other Fees	40	—
Total	$685	$912

(1)	Includes fees related to services associated with our at-the-market facility, July 2018 public offering and Zavante acquisition.
(2)	Fees related to services rendered on tax compliance, tax advice and tax planning.

Pre‑Approval Policies and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non‑audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non‑audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to a de minimis exception in accordance with applicable SEC rules.

All of the services provided to us by KPMG during the last two fiscal years were approved by the audit committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements: See Index to Consolidated Financial Statements on page F‑1.
	(2)

No financial statement schedules have been filed as part of this Annual Report on Form 10‑K because they are not applicable, not required or because the information is otherwise included in our financial statements or notes thereto.

	(3)	The exhibits listed on the Exhibit Index set forth immediately following Item 16 are filed or furnished as part of this Annual Report. The Exhibit Index is incorporated herein by reference.

ITEM 16.  FORM 10‑K SUMMARY

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger dated as of July 23, 2018, by and among Nabriva Therapeutics plc, Zuperbug Merger Sub I, Inc., Zuperbug Merger Sub II, Inc., Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as Stockholder Representative	8‑K	00137558	07/25/2018	2.1
3.1	Memorandum and Articles of Association of Nabriva Therapeutics plc.	8‑K	00138132	06/26/2017	3.1
4.1	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act					X
10.1	Form of Indemnification Agreement.	8‑K	00138132	06/26/2017	10.1
10.2#	2017 Share Incentive Plan, as Amended.	10‑Q	00137558	11/09/2017	10.2
10.3#	Stock Option Plan 2007, as Amended.	8‑K	00138132	06/26/2017	10.2
10.4#	Stock Option Plan 2015, as Amended.	8‑K	00138132	6/26/2017	10.3
10.5	Lease Agreement, dated March 16, 2007, by and between Nabriva Therapeutics AG and CONTRA Liegenschaftsverwaltung GmbH	F‑1	333205073	06/18/15	10.4
10.6	Sublease Agreement, dated July 7, 2015, by and between Nabriva Therapeutics AG and Card Connect, LLC	F‑1	333205073	8/24/15	10.11
10.7#	Employment Agreement dated May 2, 2016 by and between Nabriva Therapeutics US, Inc. and Gary Sender	6‑K	00137558	08/09/16	10.2
10.8#	Employment Agreement, dated June 14, 2017, by and between Nabriva Therapeutics US, Inc. and Robert Crotty.	10‑Q	00137558	08/07/2017	10.4

10.9#	Employment Agreement, dated July 6, 2017, by and among the Registrant, Nabriva Therapeutics US, Inc. and Francesco M. Lavino.	10‑Q	00137558	08/07/2017	10.5
10.10#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan (Share Withholding)					X
10.11#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan (Automatic Sale)	8‑K	00137558	02/02/2018	10.1
10.12#	Form of Share Option Agreement under the 2017 Share Incentive Plan	8‑K	00137558	02/02/2018	10.2
10.13**	Manufacturing Services Agreement, dated May 8, 2017, by and between Patheon UK Limited and Nabriva Therapeutics AG	10‑K	03/16/2018	03/16/2018	10.16
10.14**	Master Agreement for the Manufacture, Packaging and Supply of Products, dated August 7, 2017, by and between ALMAC Pharma Services Limited and Nabriva Therapeutics Ireland DAC	10‑K	03/16/2018	03/16/2018	10.17
10.15**	Key Intermediate Supply Agreement, dated of August 28, 2017 by and among Nabriva Therapeutics Ireland DAC, and SEL Biochem Xinjiang Co., Ltd, and Fountain International Development Holding Limited	10‑K	03/16/2018	03/16/2018	10.18
10.16	Open Market Sale AgreementSM, dated June 25, 2019, by and between Nabriva Therapeutics plc and Jefferies LLC	8‑K	00137558	06/25/2019	1.1
10.17**	License Agreement, dated March 26, 2018, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.	10‑Q	00137558	05/08/2018	10.2
10.18	Transition, Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 23, 2018	8‑K	00137558	07/25/2018	10.1
10.19#	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Theodore Schroeder, dated as of July 23, 2018	8‑K	00137558	07/25/2018	10.2
10.20	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 24, 2018 (included as Attachment A to Exhibit 10.1)	8‑K	00137558	07/25/2018	10.1
10.21	Form of Inducement Option Award Agreement.	S‑8	333226330	07/25/2018	99.2
10.22	Form of Inducement Performance‑Based Share Award Agreement.	S‑8	333226330	07/25/2018	99.3

10.23	Stock Purchase Agreement by and among SG Pharmaceuticals, Inc., the Sellers named on Annex A, and Julia Feliciano, as Sellers’ Representative, dated as of May 5, 2015	10‑Q	00137558	11/06/2018	10.4
10.24**	License Agreement by and between ICPD Holdings, LLC and Evelyn J. Ellis‑Grosse and Zavante Therapeutics, Inc., dated as of March 1, 2014	10‑Q	00137558	11/06/2018	10.5
10.25	Office Lease by and between AGP Sorrento R&D, LP and Zavante Therapeutics, Inc., dated as of June 16, 2016	10‑Q	00137558	11/06/2018	10.6
10.26**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Ercros, S.A., dated as of July 28, 2016	10‑Q	00137558	11/06/2018	10.7
10.27**	Amended and Restated Three‑Way Agreement by and between Laboratorios ERN, S.A, Ercros, S.A., and Zavante Therapeutics, Inc., dated as of July 28, 2016	10‑Q	00137558	11/06/2018	10.8
10.28**	Amended and Restated Pharmaceutical Manufacturing and Exclusive Supply Agreement by and between Laboratorios ERN, S.A. and Zavante Therapeutics, Inc. dated as of July 28, 2016, as amended	10‑Q	00137558	11/06/2018	10.9
10.29**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Fisiopharma, S.r.l., dated as of April 25, 2017	10‑Q	00137558	11/06/2018	10.10
10.30**	Commercial Packaging Agreement by and between Zavante Therapeutics, Inc. and AndersonBrecon Inc., d/b/a PCI of Illinois, dated as of December 26, 2017	10‑Q	00137558	11/06/2018	10.11
10.31**	Packaging and Supply Agreement by and between Sharp Corporation and Nabriva Therapeutics US, Inc., dated as of August 30, 2018	10‑Q	00137558	11/06/2018	10.12
10.32#	Second Amended and Restated Employment Agreement by and between Nabriva Therapeutics US, Inc. and Steven Gelone, dated as of July 24, 2018	10‑Q	00137558	11/06/2018	10.13
10.33#	2018 Employee Share Purchase Plan	DEF 14A	00137558	06/19/2018	99.1
10.34**	Loan and Security Agreement, dated as of December 20, 2018, by and among Nabriva Therapeutics plc, Nabriva Therapeutics Ireland DAC, certain other subsidiaries of Nabriva Therapeutics plc from time to time party thereto, any bank and other financial institution or entity from time to time party thereto and Hercules Capital, Inc, as administrativeagent and collateral agent.	10-K	001-37558	3/12/2019	10.35

10.35#	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Jennifer Schranz, dated as of March 21, 2018	10-K	001-37558	3/12/2019	10.36
10.36**	Agreement for the Commercial Supply of Products by and between Arran Chemical Company Limited and Nabriva Therapeutics Ireland DAC, dated as of November 12, 2018	10-K	001-37558	3/12/2019	10.37
10.37**	Active Pharmaceutical Ingredient Supply Agreement by and between Nabriva Therapeutics Ireland DAC and Hovione Limited, dated as of November 23, 2018.	10-K	001-37558	3/12/2019	10.38
10.38	2019 Inducement Share Incentive Plan	S-8	333-230216	3/12/2019	99.1
10.39	First Amendment to Loan and Security Agreement, dated as of September 26, 2019, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-Q	001-37558	11/12/2019	10.1
10.40

Second Amendment to Loan and Security Agreement, dated as of January 8, 2020, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.

						X
10.41

Third Amendment to Loan and Security Agreement, dated as of March 11, 2020, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.

						X
10.42	2020 Share Incentive Plan					X
10.43	Form of Share Option / Cash Settled Share Appreciation Right Agreement under the 2020 Share Incentive Plan					X
21.1	Subsidiaries of Nabriva Therapeutics plc					X
23.1	Consent of KPMG LLP					X
31.1	Certification of principal executive officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.					X

31.2	Certification of principal financial officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X

#     Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10‑K.

*     Confidential treatment was granted for certain portions that are omitted from this exhibit. The omitted information has been filed separately with the U.S. Securities and Exchange Commission (the “SEC”) pursuant to the registrant’s application for confidential treatment. In addition, schedules have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S‑K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request; provided, however, that the registrant may request confidential treatment for any document so furnished.

**   Confidential treatment has been granted as to certain portions, which portions have been omitted and separately filed with the Securities and Exchange Commission.

***Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS PLC
Date: March 12, 2020

	By:	/s/ THEODORE SCHROEDER Theodore Schroeder Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE SCHROEDER	Director, Chief Executive Officer (Principal	March 12, 2020
Theodore Schroeder	Executive Officer)

/s/ GARY SENDER	Chief Financial Officer (Principal Financial and	March 12, 2020
Gary Sender	Accounting Officer)

/s/ DANIEL BURGESS	Chairman of the Board	March 12, 2020
Daniel Burgess

/s/ COLIN BROOM	Director	March 12, 2020
Colin Broom

/s/ CARRIE BOURDOW	Director	March 12, 2020
Carrie Bourdow

/s/ GEORGE TALBOT	Director	March 12, 2020
George Talbot

/s/ CHARLES A. ROWLAND JR.	Director	March 12, 2020
Charles A. Rowland Jr.

/s/ STEPHEN WEBSTER	Director	March 12, 2020
Stephen Webster

/s/ MARK CORRIGAN	Director	March 12, 2020
Mark Corrigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Nabriva Therapeutics plc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nabriva Therapeutics plc and subsidiaries (the Company) as of December 31, 2018 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 12, 2020

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets

	As of	As of
(in thousands, except share data)	December 31, 2018	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$102,003	$86,019
Restricted cash	—	392
Short-term investments	225	175
Accounts receivable, net and other receivables	3,871	2,744
Contract asset	1,500	—
Inventory	—	682
Prepaid expenses	1,154	1,158
Total current assets	108,753	91,170
Property, plant and equipment, net	1,139	2,474
Intangible assets, net	98	91
Long-term receivables	428	378
Total assets	$110,418	$94,113
Liabilities and equity
Current liabilities:
Accounts payable	$3,304	$4,673
Accrued expense and other current liabilities	14,502	11,966
Total current liabilities	17,806	16,639
Non-current liabilities
Long-term debt	23,718	34,502
Other non-current liabilities	264	1,698
Total non-current liabilities	23,982	36,200
Total liabilities	41,788	52,839
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at December 31, 2019; 67,019,094 and 94,545,116 issued and outstanding at December 31, 2018 and December 31, 2019, respectively	670	945
Preferred shares, par value $0.01, 100,000,000 shares authorized at December 31, 2019; None issued and outstanding	—	—
Additional paid in capital	461,911	517,044
Accumulated other comprehensive income	27	27
Accumulated deficit	(393,978)	(476,742)
Total stockholders’ equity	68,630	41,274
Total liabilities and stockholders’ equity	$110,418	$94,113

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31,
(in thousands, except share and per share data)	2017	2018	2019
Revenues:
Product revenue, net	$—	$—	$1,538
Collaboration revenue	—	6,500	6,210
Research premium and grant revenue	5,319	3,156	1,733
Total revenue	5,319	9,656	9,481
Operating expenses:
Cost of product sales	—	—	(70)
Research and development expenses	(49,615)	(82,288)	(26,415)
Selling, general and administrative expenses	(29,472)	(41,743)	(62,485)
Total operating expenses	(79,087)	(124,031)	(88,970)
Loss from operations	(73,768)	(114,375)	(79,489)
Other income (expense):
Other income (expense), net	492	(272)	215
Interest income	318	49	255
Interest expense	(43)	(133)	(3,644)
Loss before income taxes	(73,001)	(114,731)	(82,663)
Income tax expense	(1,355)	(49)	(101)
Net loss	(74,356)	(114,780)	(82,764)
Other comprehensive income (loss), net of tax
Unrealized losses on available-for-sale securities	(26)	—	—
Reclassification to net income	43	—	—
Other comprehensive income, net of tax	17	—	—
Comprehensive loss	$(74,339)	$(114,780)	$(82,764)

Loss per share
Basic and Diluted ($ per share)	$(2.49)	$(2.26)	$(1.12)
Weighted average number of shares:
Basic and Diluted	29,830,669	50,795,768	74,199,482

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	other		Total
	Common Stock/Ordinary		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Shares	Amount	capital	income	deficit	Equity
January 1, 2017	2,720	$2,939	$279,149	$10	$(204,842)	$77,256
Issuance of ordinary shares	9,412	94	79,906	—	—	80,000
Exercise of stock options	54	3	51	—	—	54
Equity transaction costs	—	—	(6,635)	—	—	(6,635)
Redomiciliation share exchange	24,522	(2,669)	2,669	—	—	—
Stock-based compensation expense	—	—	5,732	—	—	5,732
Other comprehensive income, net of tax	—	—	—	17	—	17
Net loss	—	—	—	—	(74,356)	(74,356)
December 31, 2017	36,708	367	360,872	27	(279,198)	82,068
Issuance of ordinary shares	22,974	230	73,989	—	—	74,219
Equity transaction costs	—	—	(4,933)	—	—	(4,933)
Stock-based compensation expense	—	—	5,154	—	—	5,154
Shares issued in connection with the acquisition of Zavante Therapeutics, Inc.	7,337	73	26,829	—	—	26,902
Net loss	—	—	—	—	(114,780)	(114,780)
December 31, 2018	67,019	670	461,911	27	(393,978)	68,630
Issuance of ordinary shares and warrants	25,838	258	47,824	—	—	48,082
Equity transaction costs	—	—	(2,794)	—	—	(2,794)
Stock-based compensation expense	—	—	9,748	—	—	9,748
Shares issued in connection with the vesting of restricted stock units	659	7	(7)	—	—	—
Shares issued in connection with the employee stock purchase plan	214	2	370	—	—	372
Shares issued in connection with the acquisition of Zavante Therapeutics, Inc.	815	8	(8)	—	—	—
Net loss	—	—	—	—	(82,764)	(82,764)
December 31, 2019	94,545	$945	$517,044	$27	$(476,742)	$41,274

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows

		Year Ended December 31,
(in thousands)	2017	2018	2019
Cash flows from operating activities
Net loss	$(74,356)	$(114,780)	$(82,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	(1,371)	362	(40)
Non-cash interest income	—	45	22
Non-cash interest expense	—	(104)	519
Depreciation and amortization expense	432	510	396
Amortization of right-of-use assets	—	—	374
Stock-based compensation	5,732	5,154	9,748
In-process research and development in connection with acquisition	—	32,048	—
Deferred income taxes	1,410	—	—
Other, net	131	14	48
Changes in operating assets and liabilities:
(Increase)/decrease in long-term receivables	(5)	(3)	50
(Increase)/decrease in accounts receivable, net and other receivables and prepaid expenses	(223)	1,139	2,582
Increase in inventory	—	—	(682)
Increase/(decrease) in accounts payable	2,585	(2,969)	1,310
Increase/(decrease) in accrued expenses and other liabilities	(3,778)	5,742	(3,209)
Increase/(decrease) in other non-current liabilities	96	61	(172)
Increase/(decrease) in income tax liabilities	(1)	58	(74)
Net cash used in operating activities	(69,348)	(72,723)	(71,892)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(1,173)	(229)	(61)
Purchases of term deposits	(30)	(115)	—
Changes in restricted cash	—	—	392
Proceeds from sales of property, plant and equipment	2	—	—
Transaction costs related to Zavante acquisition, net of cash acquired	50,950	(4,260)	—
Net cash provided by (used in) investing activities	49,749	(4,604)	331
Cash flows from financing activities
Proceeds from equity offerings and warrants	80,000	50,000	20,138
Proceeds from at-the-market facility	—	24,219	27,944
Proceeds from long-term debt, net of issuance costs	228	23,545	9,980
Proceeds from exercise of stock options	83	—	—
Proceeds from employee share purchase plan	—	—	372
Equity transaction costs	(8,092)	(4,841)	(2,359)
Net cash provided by financing activities	72,219	92,923	56,075

Effects of foreign currency translation on cash and cash equivalents	1,371	(362)	(106)
Net increase/(decrease) in cash, cash equivalents and restricted cash	53,991	15,234	(15,592)
Cash, cash equivalents, and restricted cash at beginning of year	32,778	86,769	102,003
Cash, cash equivalents and restricted cash at end of year	$86,769	$102,003	$86,411
Supplemental disclosure of cash flow information:
Interest paid	$(1)	$(7)	$(2,560)
Taxes paid	$(5)	$(4)	$(11)
Equity transaction costs included in accounts payable and accrued expenses	$28	$120	$555

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

On September 9, 2019, the Company announced that the oral and intravenous (“IV”) formulations of XENLETA (lefamulin) are available in the United States for the treatment of community-acquired bacterial pneumonia (“CABP”) through major specialty distributors. This followed the approval by the U.S. Food and Drug Administration (FDA) of the Company’s New Drug Application (NDA) for XENLETA on August 19, 2019 for the treatment of adults with community-acquired bacterial pneumonia (CABP). XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

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

The EMA's review of the application will follow the centralized marketing authorization procedure. If approved by the EMA, XENLETA will receive marketing authorization in all member states of the European Union ("EU"), as well as in Norway, Liechtenstein and Iceland (and the UK, in the event they exit the EU). If approved, Nabriva intends to work with a commercial partner to make XENLETA available to patients in the EU.

On July 23, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the acquisition of Zavante Therapeutics Inc., (“Zavante”) a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection). CONTEPO is potentially a first-in-class epoxide antibiotic for IV administration in the United States. The Company is developing CONTEPO IV for complicated urinary tract infections (“cUTI”) and may potentially develop XENLETA and CONTEPO for additional indications. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with the Company’s NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019.  As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. The Company resubmitted its NDA in December 2019 and the FDA acknowledged the resubmission in January 2020 and established a PDUFA date of June 19, 2020.  However, the Company cannot predict when CONTEPO will receive marketing approval, if at all.

On June 23, 2017, Nabriva Therapeutics plc, a public limited company organized under the laws of Ireland, or Nabriva Ireland, became the successor issuer to Nabriva Therapeutics AG, a stock corporation (Aktiengesellschaft) organized under the laws of Austria (“Nabriva Austria”), for certain purposes under both the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such succession occurred following the conclusion of a tender offer related to the exchange of American Depositary Shares and common shares of

Nabriva Austria for ordinary shares of Nabriva Ireland, which resulted in Nabriva Ireland, a new Irish holding company, becoming the ultimate holding company of Nabriva Austria (the predecessor registrant and former ultimate holding company) and its subsidiaries, which we refer to as the Redomiciliation Transaction. On October 19, 2017, Nabriva Austria was converted into a limited liability company under Austrian law and renamed Nabriva Therapeutics GmbH.

Throughout these notes to the consolidated financial statements, unless the context requires otherwise, all references to “Nabriva”, “the Company,” or similar terms on or prior to June 23, 2017 (the effective date of the Redomiciliation Transaction), refer to the predecessor of the Company, Nabriva Austria, together with its subsidiaries.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of December 31, 2019, the Company had cash and cash equivalents, restricted cash and short-term investments of $86.6 million.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

The Company expects to seek additional funding in future periods for purposes of enhancing the commercial launch of XENLETA and potential launch of CONTEPO. While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

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

As discussed in Note 19, the Company has agreed to repay $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding debt under the Loan Agreement subsequent to December 31, 2019.  Based on its current operating plans, immediately following such repayment, the Company expects that its existing cash, cash equivalents and short-term investments as of the date of this filing and anticipated net product revenues, will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the third quarter of 2020. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company’s NDA for CONTEPO is approved on the PDUFA date and that it remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

On June 25, 2019, the Company entered into an Open Market Sale AgreementSM (the “Jefferies ATM Agreement”) with Jefferies, pursuant to which, from time to time, the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company also filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under the Company’s shelf Registration Statement on Form S-3 (File No. 333-219567), which became effective on August 10, 2017.

As of December 31, 2019, the Company has issued and sold an aggregate of 6,505,268 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $14.4 million and net proceeds of $13.6 million, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $35.6 million.

In December 2019, the Company sold to certain institutional investors in a registered direct offering an aggregate of 13,793,106 ordinary shares (the “Shares”), and accompanying warrants to purchase up to an aggregate of 13,793,106 ordinary shares (the “Warrants,” and together with the Shares, the “Securities”). Each Share was issued and sold together with an accompanying Warrant at a combined price of $1.45. The gross proceeds to the Company from the offering, before deducting the placement agent’s fees and other offering expenses payable by the Company were $20.1 million. Each Warrant has an exercise price of $1.90 per share, is initially exercisable six months following the date of issuance (the “Initial Exercise Date”) and will expire on the three-year anniversary of the Initial Exercise Date.

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

Functional Currency Transactions and Balances

In preparing the consolidated financial statements, transactions in currencies other than the U.S. dollar are recognized at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations and comprehensive income (loss).

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

Restricted Cash

The Company classifies funds contributed by its employees to its Employee Stock Purchase Plan (See Note 11) as restricted in nature since these amounts can only be utilized to purchase Company stock at the end of each six month offering period.  Prior to the conclusion of the offering period, employees can request reimbursement of the funds they previously contributed and if they leave the Company prior to the end of the offering period the funds are returned to the employee.

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

The components of our inventory at December 31, 2019 are as follows:

(in thousands)
Raw materials	$—
Work in process	498
Finished goods	184
Total Inventory	$682

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating segment, which is the commercialization and development of novel anti-infective agents to treat serious and life-threatening infections.

Revenue Recognition—The Company recognizes revenue from sales of its commercial products in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606").

Net Product Revenue

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

Fees-for-service – The Company offers discounts and pays certain distributor service fees which are recorded as a reduction of revenue in the period the related product revenue is recognized.  The Company does not consider the fees separate from the distributors’ purchase of the product. The Company records its fee-for-service accruals based on distributors’ purchases and the applicable discount rate.

Product returns – Generally, the Company’s customers have the right to return products during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Since the Company currently does not have history of XENLETA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two to three years), the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns. The Company’s XENLETA product has a thirty-six-month shelf life.

The Company’s customers also have the right to return excess inventory on new products that do not yield forecasted sales. The Company recently launched XENLETA and underlying demand has been below its expectations, particularly in the hospital for its IV product. To the extent the Company’s customers determine that the quantities they purchased are in excess of their customers demand, product returns could increase in excess of what the Company has currently reserved which would result in a reduction to net revenues in future periods.

At the end of each reporting period for any of its products, the Company may decide to constrain revenue for product returns based on information from various sources, including channel inventory levels and dating and sell-through data, the expiration dates of product currently being shipped, price changes of competitive products and introductions of generic products.

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

The following table summarizes balances and activity of product revenue allowances and reserves:

Total
Balance at December 31, 2018	$—
Provision related to current period sales	635
Adjustment related to prior period sales	—
Credit or payments made during the period	(101)
Balance at December 31, 2019	$534

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

Research and Development Expenses

All research and development costs are expensed as incurred. Research and development costs included direct personnel and material costs, related overheads, depreciation of equipment used for research or development purposes; costs for clinical research; costs for the utilization of third parties’ patents for research and development purposes and other taxes related to research facilities.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the top U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; creating a new limitation on deductible interest expense; and, changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Act, the Company revalued the ending net deferred tax assets and liabilities of our U.S. subsidiary at December 31, 2017.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.

Adopted as of the current period:

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.  On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information has not been restated and will continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not  have to  reassess whether expired or existing contracts are or contain a lease;  and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

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

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on the Company’s consolidated balance sheet as of December 31, 2019. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining  lease term as of January 1, 2019.  Since none of the Company’s lease agreements provide an implicit rate, the Company estimated an incremental borrowing rate over the lease term based on the information available at January 1, 2019 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $2.0 million on its consolidated balance sheet using an estimated incremental borrowing rate of 9.8%. This ROU asset is recorded in property, plant and equipment, net and the ROU liability is recorded in other non-current liabilities.

Pronouncements to be adopted in future periods:

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license.  This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  Entities can choose to adopt the new guidance prospectively to eligible costs incurred on or after the date the guidance is first applied or retrospectively. The Company does expect the impact of the adoption of ASU 2018-15 on its consolidated financial statements to be material.

3.  Short-term investments

The Company’s short-term investments were as follows:

	As of December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Term deposits	$175	$—	$—	$175
Total	$175	$—	$—	$175

	As of December 31, 2018
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale securities	$50	$—	$—	$50
Term deposits	175	—	—	175
Total	$225	$—	$—	$225

As of December 31, 2019 and 2018, the Company’s short-term investments were classified as available-for-sale and comprised of certain term deposits with maturities in excess of 90 days.

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
December 31, 2019
Assets:
Cash equivalent:
Money market funds	$15,050	$—	$—	$15,050
Short term investments:
Term deposits	175	—	—	175
Total Assets	$15,225	$—	$—	$15,225

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets:
Cash equivalent:
Money market funds	$50	$—	$—	$50
Short term investments:
Term deposits	175	—	—	175
Total Assets	$225	$—	$—	$225

There were no transfers between Level 1 and 2 in the years ended December 31, 2019 and 2018. There were no changes in valuation techniques during the years ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company did not hold any financial instruments as liabilities that were held at fair value.    Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.  Accounts receivable, net and other receivables

Accounts receivable, net and other receivables include the following:

	As of December 31
(in thousands)	2018	2019
Research premium	$2,657	$1,530
VAT and other taxes	1,024	403
Receivables from grant revenue	104	2
Other receivables	86	809
Total accounts receivable, net and other receivables	$3,871	$2,744

6.  Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

	As of December 31
(in thousands)	2018	2019
IT equipment	$1,079	$1,060
Laboratory equipment	3,392	3,375
ROU asset	—	1,647
Other equipment	124	165
	4,595	6,247
Less: Accumulated depreciation	(3,456)	(3,773)
Property, plant and equipment, net	$1,139	$2,474

7.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	As of	As of
(in thousands)	December 31, 2018	December 31, 2019
Research and development related costs	$5,032	$1,347
Payroll and related costs	7,427	6,327
Accounting, tax and audit services	398	420
Other	1,645	3,872
Total other current liabilities	$14,502	$11,966

8.  Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc. (“Hercules”), pursuant to which a term loan of up to an aggregate principal amount of $75.0 million is available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of the funding conditions described below and other customary funding conditions, five additional term loan advances comprised of the following; 1) $10.0 million (“Tranche 2 Advance”), 2) $5.0 million (“Tranche 3 Advance”), 3) $10.0 million (“Tranche 4 Advance”), 4) $15.0 million (“Tranche 5 Advance”) and 5) $5.0 million (“Tranche 6 Advance”). The Tranche 2 Advance became available upon the approval by the FDA of the NDA for lefamulin. The Tranche 3, 4, 5 and 6 Advances are no longer available as their contingencies were not achieved. The Company may request a term loan advance of $5.0 million prior to December 31, 2021 subject to Hercules’s sole discretion. See Note 19 for a discussion of a repayment and amendment to its Loan Agreement that occurred in March 2020.

The term loan bears interest at an annual rate equal to the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. The Loan Agreement provided for interest-only payments through July 1, 2021 and repayment of the outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023 (the “Maturity Date”). In addition, the Company is required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date (the “End of Term Fee”). At the Company’s option, the Company may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the Maturity Date. The Company is also required to satisfy certain financial covenants, including an obligation to maintain a minimum of $10.0 million of cash and cash equivalents in accounts pledged to Hercules.  Additionally, the Loan Agreement contains a performance covenant, which became effective in February 2020, that requires the Company to either (1) achieve 80% of its net product revenue sales target over a trailing six month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million.  The Company was in compliance with all of its Loan Agreement covenants at December 31, 2019.

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted Hercules a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante.

The Loan Agreement also grants Hercules or its nominee an option to purchase up to an aggregate of $2.0 million of the Company’s equity securities, or instruments exercisable for or convertible into equity securities, sold to investors in any private financing upon the same terms and conditions afforded to such other investors for as long as there are amounts outstanding under the Loan Agreement.

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. The End of Term Fee is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2018 and 2019 consisted of the following:

	As of	As of
	December 31	December 31
(in thousands)	2018	2019
Term loan payable	$25,000	$35,000
End of term fee	—	443
Unamortized debt issuance costs	(1,990)	(1,742)
Carrying value of term loan	23,010	33,701
Other long-term debt	708	801
Total long-term debt	$23,718	$34,502

Maturities of long-term debt (inclusive of the End of Term Fee) as of December 31, 2019 were as follows:

(in thousands)
2020	$—
2021	8,895
2022	17,450
2023	11,889

9.  Stockholders’ Equity

On December 20, 2019, the Company sold to certain institutional investors in a registered direct offering an aggregate of 13,793,106 ordinary shares (the “Shares”), and accompanying warrants to purchase up to an aggregate of 13,793,106 ordinary shares (the “Warrants”). Each Share was issued and sold together with an accompanying Warrant at a combined price of $1.45. The gross proceeds to the Company from the offering, before deducting the placement agent’s fees and other offering expenses payable by the Company were $20.1 million.  Each Warrant has an exercise price of $1.90 per share, is initially exercisable six months following the date of issuance (the “Initial Exercise Date”) and will expire on the three-year anniversary of the Initial Exercise Date.

On June 25, 2019, the Company entered into an Open Market Sale AgreementSM (the “Jefferies ATM Agreement”) with Jefferies, pursuant to which, from time to time, the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company also filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under the Company’s shelf Registration Statement on Form S-3 (File No. 333-219567), which became effective on August 10, 2017. As of December 31, 2019, the Company has issued and sold an aggregate of 6,505,268 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $14.4 million and net proceeds of $13.6 million, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $35.6 million.

On July 31, 2018, the Company completed an underwritten public offering of 18,181,818 ordinary shares at a public offering price of $2.75 per share, resulting in gross proceeds of $50.0 million and net proceeds to the Company of $46.3 million, after deducting underwriting discounts and commissions and offering expenses.

In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”), with Cantor Fitzgerald & Co. (“Cantor”), pursuant to which, from time to time, the Company may offer and sell its ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. The Company terminated the Cantor ATM Agreement effective as of June 24, 2019. The Company did not incur any penalties as a result of the termination of the Cantor ATM Agreement. As of the effective date of the termination of the Cantor ATM Agreement, the Company had issued and sold an aggregate of 10,316,190 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds of $36.3 million, after deducting commissions and offering expenses. The $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination.

On September 22, 2017 the Company completed an underwritten public offering of 9,411,765 ordinary shares at a public offering price of $8.50 per share, resulting in gross proceeds of $80.0 million and net proceeds to the Company of $73.3 million, after deducting underwriting discounts and commissions and offering expenses.

10.  Revenue

Our revenues which are described in Note 1 consist of the following categories.

	Year ended December 31,

(in thousands)	2017	2018	2019
Product revenue, net	$—	$—	$1,538
Collaboration revenues	—	6,500	6,210
Research premium	4,842	2,594	1,311
Government grants	369	562	422
Grants from WWFF	108	—	—
Total	$5,319	$9,656	$9,481

11.  Share-Based Payments

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

The following table summarizes information regarding our stock option awards under the SOP 2015:

	2017		2018		2019
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise	Aggregate
		price in		price in		price in	intrinsic
Stock Option Plan 2015	Options	$ per share	Options	$ per share	Options	$ per share	value
Outstanding as of January 1	1,794,360	7.83	3,044,899	8.35	2,842,913	8.34
Granted	1,458,300	9.02	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(207,761)	8.60	(201,986)	8.41	(552,319)	8.40
Outstanding as of December 31,	3,044,899	8.35	2,842,913	8.34	2,290,594	8.33	$—
Vested and exercisable as of December 31,	989,656	7.68	1,844,590	8.10	1,984,911	8.20	$—

No options were exercised during the years ended December 31, 2017, 2018 or 2019.

The Company has 2,290,594 option grants outstanding at December 31, 2019 with exercise prices ranging from $4.06 per share to $11.00 per share and a weighted average remaining contractual life of 6.4 years.

Stock-based compensation expense under the SOP 2015 was $5.6 million,  $3.2 million and $4.0 million for the years ended December 31, 2017, 2018 and 2019, respectively. The weighted average fair value of the options granted during the year ended December 31, 2017 was $5.05 per share. No options have been awarded during the years ended December 31, 2018 or 2019.

The grant date fair value of each option grant was estimated throughout the year using the Black-Scholes option-pricing model using the following assumptions:

Input parameters	2017
Expected volatility	55.6% ‑ 62.0%
Expected term of options	6.1 years
Risk-free interest rate	1.9% ‑ 2.1%
Expected dividend yield	—

Due to the limited trading history for the Company's shares, the expected price volatility was based on historical trading volatility for a set of publicly traded peer companies under consideration of the remaining life of the options. The risk free interest is based on the average yield on U.S. treasury securities that corresponds to the expected term of the options in effect at the time of grant.

As of December 31, 2019, there was $1.6 million of unrecognized compensation expense, related to unvested options granted under the SOP 2015 Plan, which will be recognized over the weighted average remaining vesting period of 1.3 years.

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

At December 31, 2019,  1,634,766 ordinary shares were available for future issuance under the 2017 Plan.

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

The following table summarizes information regarding our stock option awards under the 2017 Plan at December 31, 2019:

	2017		2018		2019
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise	Aggregate
		price in $		price in $		price in $	intrinsic
2017 Plan	Options	per share	Options	per share	Options	per share	value
Outstanding as of January 1	—	—	294,100	6.92	2,398,425	5.41
Granted	294,100	6.92	2,199,225	5.27	2,463,300	1.95
Exercised	—	—	—	—	—	—
Forfeited	—	—	(94,900)	6.75	(439,061)	4.79
Outstanding as of December 31,	294,100	6.92	2,398,425	5.41	4,422,664	3.55	—
Vested and exercisable as of December 31,	—	—	119,287	6.88	1,120,280	5.53	—

There were no options exercised during the years ended December 31, 2017,  2018 and 2019.

The Company has 4,422,664 option grants outstanding at December 31, 2019 with exercise prices ranging from $1.46 per share to $8.35 per share and a weighted average remaining contractual life of 8.7 years.

Stock-based compensation expense under the 2017 Plan was $0.1 million, $1.8 million and $2.6 million for the years ended December 31, 2017,  2018 and 2019, respectively. The weighted average fair value of the options granted during years ended December 31, 2017,  2018 and 2019 was $3.98, $3.06 and $1.14 per share, respectively, based on a Black Scholes option pricing model using the following assumptions:

Input parameters	2017	2018	2019
Range of expected volatility	59.5% ‑ 63.0%	59.8% - 61.4%	61.4% - 63.1%
Expected term of options (in years)	6	6.1	6.0
Range of risk-free interest rate	1.9% ‑ 2.3%	2.6% - 3.0%	1.9% - 2.6%
Dividend yield	—	–	—

As of December, 2019, there was $4.9 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 2.7 years.

Restricted Stock Units (“RSUs”)

During 2019, the Company granted RSUs to certain employees that vest over a period of four years with 25% vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. As of December  31, 2019, there were 479,000 of such RSUs outstanding. For the year ended December  31, 2019,  $0.2 million of stock-based compensation expense was recognized for these RSUs.

During 2018, the Company granted RSUs to certain employees where vesting of the RSUs was subject to FDA approval of an NDA for XENLETA. Fifty percent (50%) of each RSU award vested upon FDA approval, and the remaining fifty percent (50%) will vest on the one- year anniversary of such approval. As of December  31, 2019, a total of 170,400 RSUs have vested and were issued and there were 161,175 of such RSUs outstanding. In connection with the FDA approval that was received in August 2019, the Company recognized compensation expense of $1.4 million during the year ended December 31, 2019. No compensation expense was recognized on these awards prior to this date as it was determined that approval was not probable since it was outside of the Company’s control.

Also during 2018, the Company granted RSUs to certain employees that will vest in three six-month increments beginning in May 2019 and ending in May 2020. As of December  31, 2019, a total of 487,181 RSUs have vested and were issued and there were 225,911 of such RSUs outstanding. During the years ended December 31, 2018 and 2019,  $0.2 million and $1.1 million of compensation expense was recognized for these RSUs.

The Company also granted 35,600 RSUs in 2018 to certain employees where vesting of the RSUs is subject to FDA approval of an NDA for CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval, and the remaining fifty percent (50%) will vest on the one- year anniversary of such approval. As of December 31, 2019, a total of 35,600 of such RSUs are outstanding.

The following table summarizes information regarding our restricted stock unit awards under the 2017 Plan at December 31, 2019:

	2018		2019

		weighted		weighted
		average fair		average fair
2017 Plan	RSUs	value per share	RSUs	value per share
Outstanding as of January 1	—	—	1,222,100	3.31
Granted	1,241,450	3.36	479,000	1.90
Vested and issued	—	—	(657,581)	3.18
Forfeited	(19,350)	6.47	(141,833)	2.79
Outstanding as of December 31	1,222,100	3.31	901,686	3.69

The Company has total unrecognized compensation costs of $2.4 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 0.8 years. The fair value of RSU’s that vested during the year ended December 31, 2019 was $2.1 million.

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

At December 31, 2019, 1,394,350 ordinary shares were available for future issuance under the 2019 Inducement Plan.

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

The following table summarizes information regarding the Company’s stock option awards under the 2019 Inducement Plan for the year ended December 31, 2019:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2019 Plan	Options	per share	value
Outstanding as of January 1, 2019	—	—
Granted	703,150	2.22
Exercised	—	—
Expired
Forfeited	(97,500)	2.69
Outstanding as of December 31, 2019	605,650	2.14	$—
Vested and exercisable as of December 31, 2019	—	—	$—

Stock-based compensation expense under the 2019 Inducement Plan was $77,000 for the year ended December 31, 2019. The weighted average fair value of the options granted during the year ended December 31, 2019 was $1.30 per share. The options granted during the year ended December 31, 2019 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	61.6% - 63.7%
Expected term of options (in years)	6.1
Range of risk-free interest rate	1.4% - 2.3%
Dividend yield	—

The weighted average remaining contractual life of the options as of December 31, 2019 is 9.6 years.

As of December 31, 2019, there was $0.7 million of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 3.3 years.

Inducement Awards  Outside of the 2019 Inducement Plan

In July 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based RSUs to the Company’s newly appointed Chief Executive Officer (the “CEO”). These equity awards were granted outside of the 2017 Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based RSUs are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the performance-based RSUs will terminate in full.  Since CONTEPO was not approved by this date the award was forfeited. The Company also issues non-statutory options to new employees upon the commencement of their employment.

Stock-based compensation expense was $0.2 million and $0.4 million for the year ended December 31, 2018 and December 31, 2019. The performance-based RSUs granted to our CEO had a grant date fair value of $3.53 per share (although no expense was recognized as FDA approval was not considered probable) and the options granted to our CEO had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions.

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

The weighted average remaining contractual life of the options as of December 31, 2019 is 8.6 years.

As of December  31, 2019, there was $1.1 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 2.6 years.

Our share-based compensation expense has been allocated to research and development and selling, general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Loss as follows:

	Year ended December 31,
(in thousands)	2017	2018	2019
Research and development	$2,128	$1,406	$2,138
Selling, general and administrative	3,604	3,748	7,610
Total	$5,732	$5,154	$9,748

The Company recognizes the impact of forfeitures as they occur and issues new shares to satisfy share based compensation arrangements upon the exercise of stock options or vesting of restricted shares.

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan (the “2018 ESPP”). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the “ESPP Share Pool”), subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 0.75% of the total number of shares of ordinary shares outstanding as of December 31, 2018. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the then current market price of the Company’s ordinary shares during certain offering periods, which will be six -month periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year.  The first offering under the 2018 ESPP commenced on November 1, 2018. Expense recorded under the ESPP was not material for the year ended December 31, 2018 and was $0.1 million for the year ended December 31, 2019.

12.  Post-employment benefit obligations

As required under Austrian labor law, the Company makes contributions to a state plan classified as defined contribution plan (Mitarbeitervorsorgekasse) for its employees in Austria. Monthly contributions to the plan are 1.53% of salary with respect to each employee and are recognized as expense in the period incurred. For the years ended December 31, 2017, 2018 and 2019, contributions costs were $58,000, $68,000 and $68,000, respectively.

For employees of Nabriva Therapeutics US, Inc., the Company makes contributions to a defined contribution plan as defined in subsection 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee’s voluntary contribution to the plan and 50% of the next 2% contributed by the employee. Contributions are recognized as expense in the period incurred. In the years ended December 31, 2017, 2018 and 2019, contributions were $213,000,  $448,000 and $710,000, respectively.

13.  Income tax expense

Loss before income taxes attributable to domestic and international operations, consists of the following:

	Year ended December 31
(in thousands)	2017	2018	2019
Domestic	$(66,109)	$(113,699)	$(78,761)
Foreign	(6,892)	(1,032)	(3,902)
Loss before income taxes	$(73,001)	$(114,731)	$(82,663)

Income tax expense consists of the following:

	Year ended December 31
(in thousands)	2017	2018	2019
Current tax
Domestic	$—	$—	$—
Foreign	55	(49)	(101)
Deferred tax
Domestic	—	—	—
Foreign	(1,410)	—	—
Total income tax expense	$(1,355)	$(49)	$(101)

The reconciliation to our effective tax rate from the Irish statutory income tax rate of 12.5% for the years ended December 31, 2017, 2018 and 2019 is as follows:

	Year ended December 31
(% of pre-tax income)	2017	2018	2019
Statutory income tax rate	12.5%	12.5%	12.5%
Non-deductible expenses	(0.8)	(0.1)	(0.1)
Income not subject to tax	0.9	0.3	0.3
Impairment	1.4	—	—
Tax credits	0.2	0.1	0.4
Foreign rate differential	21.0	(3.1)	0.6
In-process research and development	—	(3.5)	0.0
Tax audit assessments	—	—	(11.8)
Other	(1.4)	0.2	0.8
Valuation allowance	(35.6)	(6.5)	(2.8)
Effective income tax rate	(1.8)%	(0.1)%	(0.1)%

The following table summarizes the components of deferred income tax balances:

	As of December 31,
(in thousands)	2018	2019
Deferred tax assets:
Net operating loss carryforwards	$91,995	$94,014
Tax loss on liquidation of subsidiary	6,245	5,024
Equity compensation	2,473	4,182
Non-deductible reserves	203	395
Total deferred tax assets	100,916	103,615
Valuation allowance	(100,832)	(103,185)
Net deferred tax assets	84	430
Deferred tax liabilities:
Financial liabilities	55	48
Property, plant and equipment	29	382
Total deferred tax liability	84	430
Deferred tax, net	$—	$—

The table below summarizes changes in the deferred tax valuation allowance:

	Year ended December 31,
(in thousands)	2017	2018	2019
Balance at beginning of year	$(54,114)	$(80,087)	$(100,832)
Tax benefit	(25,973)	(7,301)	(2,353)
Acquired tax attributes	—	(13,444)	—
Balance at end of year	$(80,087)	$(100,832)	$(103,185)

The following table summarizes carryforwards of net operating losses as of December 31, 2019.

(in thousands)	Amount	Expiration
Ireland	$187,631	Indefinite
Austria	$223,827	Indefinite
United States	$10,403	Indefinite
United States	$35,680	2033

Due to uncertainty regarding the ability to realize the benefit of deferred tax assets primarily relating to net operating loss carryforwards and the fact that the Company is in a three year pretax cumulative loss position,  a full valuation allowance has  been established.

On the basis of this evaluation, as of December 31, 2017, 2018 and 2019, the Company has recorded a valuation allowance of $80.1 million, $100.8 million and $103.2 million, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017 and became effective January 1, 2018. The Tax Act had significant changes to U.S. tax law, lowering U.S. corporate income tax rates, implementing a territorial tax system, and modified the taxation of other income and expense items.

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

subsidiary as of December 31, 2017. The tax impact of the revaluation of these deferred tax assets, net was $0.8 million, which was wholly offset by a corresponding reduction in the valuation allowance for these net deferred tax assets resulting in no impact to income tax expense.

At December 31, 2018, the Company had no uncertain tax positions and did not expect any material increase or decrease in income tax expense related to examinations or changes in uncertain tax positions. At December 31, 2019, the Company received a tax assessment from the government in Austria resulting in a change of deferred tax assets. The assessment does not result in a cash settlement.

The Company files income tax returns in Ireland. In addition, the Company’s foreign subsidiaries file separate income tax returns in Austria and the United States and state jurisdictions in which they are located. Tax years 2017 and forward remain open for examination for Ireland tax purposes and 2015 and forward remain open for examination for Austrian tax purposes and years 2016 and forward remain open for examination for United States tax purposes.

The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

14.  Earnings (Loss) per Share

Basic and diluted loss per share

Basic and diluted loss per share is calculated by dividing the net loss attributable to shareholders by the weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s common stock equivalents are antidilutive and thus not included in the calculation.

	Year ended December 31,
(in thousands, except per share data)	2017	2018	2019
Net loss for the period	$(74,356)	$(114,780)	$(82,764)
Weighted average number of shares outstanding	29,830,669	50,795,768	74,199,482
Basic and diluted loss per share	$(2.49)	$(2.26)	$(1.12)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive:

	Year ended December 31
	2017	2018	2019
Stock option awards	3,338,999	6,091,338	8,168,908
Restricted stock units	—	1,372,100	1,051,686

15.  Acquisition of Zavante

On July 24, 2018, the Company acquired Zavante. The acquisition was completed on July 24, 2018 (the “Closing”).  In connection with the Closing, the Company issued 7,336,906 Company ordinary shares to former Zavante stockholders, which together with the 815,186 ordinary shares that were issued in July 2019 upon release of the Holdback Shares (as defined below) constitute approximately 19.9% of the Company ordinary shares outstanding as of immediately prior to the Closing (the “Upfront Shares”).

Pursuant to the Merger Agreement, former Zavante stockholders and other equity holders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from the Company up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a NDA from the FDA for CONTEPO for any indication (the “Approval Milestone Payment”) and an aggregate of up to

$72.5 million would become payable upon the achievement of specified sales milestones (the “Net Sales Milestone Payments”).

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

In addition, upon the Closing, we assumed certain liabilities and obligations, including contractual liabilities and obligations.  Prior to the Acquisition, Zavante was obligated to make milestone payments to the former stockholders of $3.0 million payable in cash upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments of up to $26.0 million that may be settled in ordinary shares in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products.  In addition, Zavante is obligated to make annual royalty payments of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis.   Zavante will also pay a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the 21st Century Cures Act, or the Cures Act) related to a Zavante Product.

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

16.  Sinovant and Sunovion License Agreements

Sinovant License Agreement

In March 2018, the Company entered into the Sinovant License Agreement, with Sinovant Sciences, Ltd. (“Sinovant”), an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, the Company’s wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin (the “Sinovant Licensed Products”), in the People’s Republic of China, Hong Kong, Macau, and Taiwan (together the “Territory”).

Under the Sinovant License Agreement, Sinovant and the Company’s subsidiaries have established a joint development committee (the “JDC’), to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application (“CTA”), by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019.  Additionally, in connection with the FDA approval for lefamulin the Company received a $5.0 million milestone payment in the third quarter of 2019.  The remaining milestone payments of $86.5 million are tied to additional regulatory approvals and annual sales targets. The Company will also be eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Territory.  The Company has recorded the payments received to date as collaboration revenue in the consolidated statements of operations. The future regulatory and commercial milestone payments will be recorded during the period the milestones become probable of achievement.

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

17.  Commitments and Contingencies

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

Lease expense was $1.3 million, $1.4 million, and $1.5  million for the years ended December 31, 2017, 2018 and 2019, respectively.

As of December 31, 2019, the lease term of the King of Prussia operating leases was 4.0 years and the discount rate was 9.8%.

As of December 31, 2019, other information related to the operating leases were as follows:

Operating Cash Flow Supplemental Information:

(in thousands)	December 31, 2019
Cash paid for amounts included in the measurement of the operating lease liabilities	$515
Right-of-use assets obtained in exchange for operating lease obligations	$1,647

The following table sets forth by year the required future payments of operating lease liabilities:

(in thousands)	December 31, 2019
2020	$507
2021	515
2022	522
2023	533
Total lease payments	2,077
Less imputed interest	(368)
Present value of operating lease liabilities	1,709

Future minimum contractual obligations and commitments at December 31, 2019 are as follows:

	Year ending December 31,
(in thousands)	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease obligations	$3,222	$1,647	$546	$522	$507	$—	$—
Other contractual commitments	52,406	10,274	9,043	9,690	9,911	6,744	6,744
Total	$55,628	$11,921	$9,589	$10,212	$10,418	$6,744	$6,744

In addition to the agreements described above, the Company has other contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of Xenleta and other research and development activities. The estimated payments to the service providers included in the table above are based solely on the estimated work to be performed by them to complete manufacturing and other activities along with the anticipated achievement of milestones included within the agreements. Also, some of these contracts are subject to early termination clauses exercisable at the discretion of the Company.

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

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on November 4, 2019. On November 18, 2019, the Company filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted.

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

The Company has no other contingent liabilities in respect of legal claims arising in the ordinary course of business.

18.  Selected Quarterly Financial Information (Unaudited)

The table summarizes the unaudited consolidated financial results of operations for the quarters ended:

(amounts in thousands, except per share data)	March 31	June 30	September 30	December 31
2019 Quarter Ended
Revenues	$1,703	$525	$6,920	$333
Operating expenses	(20,947)	(21,501)	(24,119)	(22,403)
Loss from operations	(19,244)	(20,976)	(17,199)	(22,070)
Other income (expense)	(819)	(776)	(625)	(954)
Income tax (expense) benefit	(154)	45	29	(21)
Net loss	(20,217)	(21,707)	(17,795)	(23,045)
Basic and diluted loss per share	$(0.29)	$(0.30)	$(0.24)	$(0.29)

2018 Quarter Ended
Revenues	$7,551	$847	$461	$797
Operating expenses	(20,415)	(18,554)	(53,386)	(31,676)
Loss from operations	(12,864)	(17,707)	(52,925)	(30,879)
Other income (expense)	28	(129)	(51)	(204)
Income tax (expense) benefit	(506)	48	151	259
Net loss	(13,342)	(17,788)	(52,825)	(30,824)
Basic and diluted loss per share (1)	$(0.36)	$(0.44)	$(0.90)	$(0.46)

(1)	Net loss per share amounts may not agree to the per share amounts for the full year due to the use of weighted average shares for each period.

19.  Subsequent Events

On March 11, 2020, the Company entered into an amendment (the “Amendment”) to its Loan Agreement with Hercules.  Pursuant to the Amendment, the Company agreed to repay to Hercules between April 1, 2020 and April 3, 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement (the “Prepayment”). The Company determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million (the “Liquidity Requirement”). Since the Company did not achieve its net product sales targets, it became obligated to maintain compliance with the Liquidity Requirement. Under the Amendment, the Company and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the Company’s minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement. Following the Prepayment, the Company may request to borrow an additional $5.0 million subject to the Hercules’ sole discretion.