Form 10-Q
period 2020-03-31
Nabriva Therapeutics plc
filed 2020-05-11
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37558

Nabriva Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25-28 North Wall Quay
IFSC, Dublin 1, Ireland	Not applicable
(Address of principal executive offices)	(Zip Code)

+353 1 649 2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	NBRV	The Nasdaq Global Select Market

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

As of April 30, 2020, the registrant had 99,972,760 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

•

our ability to successfully re-commence the commercial activities of XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;

•	our ability to re-establish a sales force for the commercialization of XENLETA and CONTEPO, if approved,;
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

•

our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;

•	our ability to satisfy interest and principal payments under our debt facility with Hercules;
•	our sales, marketing and distribution capabilities and strategy;
•	the potential extent of revenues from future sales of XENLETA and/or CONTEPO, if approved;
•	our expectations about the impact of the COVID-19 pandemic on our business operations;
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

•	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
•	our plans to pursue development of other product candidates;
•	the availability of lefamulin in China and Canada;

•	our expectations regarding the ability of our customers to satisfy the demand for XENLETA with their existing inventory;
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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	December 31, 2019	March 31, 2020
Assets
Current assets:
Cash and cash equivalents	$86,019	$26,938
Restricted cash	392	444
Short-term investments	175	175
Accounts receivable, net and other receivables	2,744	3,467
Inventory	682	4,224
Prepaid expenses	1,158	2,925
Total current assets	91,170	38,173
Property, plant and equipment, net	2,474	2,340
Intangible assets, net	91	111
Long-term receivables	378	378
Total assets	$94,113	$41,002
Liabilities and equity
Current liabilities:
Accounts payable	$4,673	$2,033
Accrued expense and other current liabilities	11,966	9,929
Total current liabilities	16,639	11,962
Non-current liabilities
Long-term debt	34,502	7,374
Other non-current liabilities	1,698	1,752
Total non-current liabilities	36,200	9,126
Total liabilities	52,839	21,088
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at March 31, 2020; 94,545,116 and 95,109,047 issued and outstanding at December 31, 2019 and March 31, 2020, respectively	945	951
Preferred shares, par value $0.01, 100,000,000 shares authorized at March 31, 2020; None issued and outstanding	—	—
Additional paid in capital	517,044	518,937
Accumulated other comprehensive income	27	27
Accumulated deficit	(476,742)	(500,001)
Total stockholders’ equity	41,274	19,914
Total liabilities and stockholders’ equity	$94,113	$41,002

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2019	2020
Revenues:
Product revenue, net	$—	$156
Collaboration revenue	1,000	145
Research premium and grant revenue	703	488
Total revenue	1,703	789
Operating expenses:
Cost of product sales	—	(8)
Research and development expenses	(7,538)	(4,944)
Selling, general and administrative expenses	(13,409)	(16,025)
Total operating expenses	(20,947)	(20,977)
Loss from operations	(19,244)	(20,188)
Other income (expense):
Other income (expense), net	70	798
Interest income	10	64
Interest expense	(899)	(1,024)
Loss on extinguishment of debt	—	(2,757)
Loss before income taxes	(20,063)	(23,107)
Income tax expense	(154)	(152)
Net loss	$(20,217)	$(23,259)

Loss per share
Basic and Diluted ($ per share)	$(0.29)	$(0.25)
Weighted average number of shares:
Basic and Diluted	68,701,599	94,595,152

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2019	67,019	$670	$461,911	$27	$(393,978)	$68,630
Issuance of common stock	4,317	43	10,014	—	—	10,057
Equity transaction costs	—	—	(270)	—	—	(270)
Stock-based compensation expense	—	—	1,907	—	—	1,907
Net loss	—	—	—	—	(20,217)	(20,217)
March 31, 2019	71,336	713	473,562	27	(414,195)	60,107

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2020	94,545	945	517,044	27	(476,742)	41,274
Issuance of common stock	479	5	181	—	—	186
Shares issued in connection with the vesting of restricted stock units	85	1	(1)	—	—	—
Equity transaction costs	—	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,752	—	—	1,752
Net loss	—	—	—	—	(23,259)	(23,259)
March 31, 2020	95,109	$951	$518,937	$27	$(500,001)	$19,914

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2020
Cash flows from operating activities
Net loss	$(20,217)	$(23,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	(27)	673
Non-cash interest income	(13)	15
Non-cash interest expense	227	1
Loss on extinguishment of debt	—	2,757
Depreciation and amortization expense	125	103
Amortization of right-of-use assets	109	15
Stock-based compensation	1,907	1,765
Other, net	8	(22)
Changes in operating assets and liabilities:
Increase in long-term receivables	(10)	—
Increase in accounts receivable, net and other receivables and prepaid expenses	(2,650)	(2,326)
Increase in inventory	—	(3,542)
Increase/(decrease) in accounts payable	4,302	(2,537)
Decrease in accrued expenses and other liabilities	(4,374)	(1,784)
Increase/(decrease) in other non-current liabilities	(30)	54
Increase/(decrease) in income tax liabilities	18	(21)
Net cash used in operating activities	(20,625)	(28,108)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(42)	(72)
Changes in restricted cash	—	52
Net cash used in investing activities	(42)	(20)
Cash flows from financing activities
Proceeds from at-the-market facility	9,978	154
Repayments of long-term borrowings	—	(30,000)
Equity transaction costs	(299)	(373)
Net cash provided by (used in) financing activities	9,679	(30,219)

Effects of foreign currency translation on cash and cash equivalents	27	(682)
Net decrease in cash, cash equivalents and restricted cash	(10,961)	(59,029)
Cash, cash equivalents and restricted cash at beginning of period	102,003	86,411
Cash, cash equivalents and restricted cash at end of period	$91,042	$27,382
Supplemental disclosure of cash flow information:
Interest paid	$483	$1,022
Proceeds from at-the-market facility in accounts receivable, net and other receivables	$—	$164
Equity transaction costs included in accounts payable and accrued expenses	$20	$217

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.           Organization and Business Activities

Nabriva Therapeutics plc (“Nabriva Ireland”), together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH (“Nabriva Austria”), Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Nabriva Therapeutics Ireland DAC, (collectively, “Nabriva”, or the “Company”) is a biopharmaceutical company engaged in the commercialization and development of novel anti-infective agents to treat serious infections. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.  Throughout these notes to the consolidated financial statements, unless the context requires otherwise, all references to “Nabriva,” “the Company,” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

On September 9, 2019, the Company announced that the oral and intravenous (“IV”) formulations of XENLETA (lefamulin) are available in the United States for the treatment of community-acquired bacterial pneumonia (“CABP”) through major specialty distributors.  This followed the approval by the U.S. Food and Drug Administration (FDA) of the Company’s New Drug Application (NDA) for XENLETA on August 19, 2019 for the treatment of adults with community-acquired bacterial pneumonia. XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

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

The EMA's review of the application will follow the centralized marketing authorization procedure. If approved by the EMA, XENLETA will receive marketing authorization in all 28 member states of the European Union ("EU"), as well as in Norway, Liechtenstein, Iceland and the U.K.. If approved, Nabriva intends to work with a commercial partner to make XENLETA available to patients in the E.U..

On November 7, 2019, the Company, through Sunovion Pharmaceuticals Canada, Inc. (“Sunovion”), submitted a New Drug Submission (“NDS”).  Health Canada determined there was a screening deficiency in December 2019 and a response from the Company/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020.  The NDS approval is estimated to occur on July 10, 2020, with the assumptions of priority review and first cycle approval.

On July 23, 2018, the Company acquired Zavante Therapeutics Inc. (“Zavante”), a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection), and entered into an Agreement and Plan of Merger (the “Merger Agreement”). CONTEPO is potentially a first-in-class epoxide antibiotic for IV administration in the United States. The Company is developing CONTEPO IV for complicated urinary tract infections (“cUTI”) and may potentially develop XENLETA and CONTEPO for additional indications. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with the Company’s NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. The Company resubmitted its NDA in December 2019 and the FDA acknowledged the resubmission in January 2020 and established a PDUFA date of June 19, 2020. However, the Company cannot predict when CONTEPO will receive marketing approval, if at all.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of March 31, 2020, the Company had cash and cash equivalents, restricted cash and short-term investments of $27.6 million. The Company repaid $30.0 million of its outstanding debt with Hercules on March 20, 2020.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

The Company expects to continue to invest in critical commercial and medical affairs activities, as well as investing in its supply chain for the commercialization of XENLETA and the potential launch of CONTEPO. The Company expects to seek additional funding in future periods to support these activities. While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

The Company announced a plan to restructure its hospital-based commercial sales force and transition to a community-based sales effort. The restructuring is intended to reduce costs and to align the capabilities of the Company’s sales effort with its strategic re-focus on making sales of XENLETA to community health care professionals. The termination of the sales force was timed, in part, to coincide with operational changes that have been implemented by the Company in response to the outbreak of the novel coronavirus, SARS-CoV-2, causing the disease referred to as “COVID-19”. In response to the COVID-19 pandemic, the Company has closed its administrative offices and shifted to a remote working business model. The Company has implemented a work-from-home policy for all of its employees, and the Company may take further actions that alter its operations as may be required by federal, state, or local authorities, or which the Company determines are in its best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and are restricted to conducting educational and promotional activities virtually for the foreseeable future. Following the termination of these operational restrictions, the Company plans to secure a new sales effort with community-based expertise to replace its hospital-based sale force. However, the Company has not determined when it would retain such a community-based sales effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect. If the Company is not able to secure adequate additional funding in future periods, the Company may make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

The Company’s expenses will increase if it suffers any regulatory delays or is required to conduct additional clinical trials to satisfy regulatory requirements. The Company has incurred and expects to continue to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing for XENLETA and CONTEPO, if approved. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. It is also uncertain when, if ever, the Company will generate sufficient revenues from product sales to achieve profitability.

As a result, based on the Company’s available cash resources, the minimum cash required under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., and in accordance with the requirements of ASC 205-40, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. A failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects.

As discussed in Note 6, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement with Hercules in March 2020.  In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. Based on its current operating plans, the Company expects that its existing cash, cash equivalents and short-term investments as of March 31, 2020 and $3.3 million net proceeds raised under the ATM subsequent to March 31, 2020 through the date of this filing, will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2020. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company’s NDA for CONTEPO is approved on the PDUFA date and that it remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

As of March 31, 2020, the Company has issued and sold an aggregate of 6,983,926 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $14.7 million and net proceeds of $13.9 million, after deducting commissions to Jefferies and other offering expenses. From March 31, 2020 through the date of this filing, the Company issued and sold an aggregate of 6,133,108 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $3.4 million and net proceeds of $3.3 million, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $32.0 million.

In December 2019, the Company sold to certain institutional investors in a registered direct offering an aggregate of 13,793,106 ordinary shares (the “Shares”), and accompanying warrants to purchase up to an aggregate of 13,793,106 ordinary shares (the “Warrants,” and together with the Shares, the “Securities”). Each Share was issued and sold together with an accompanying Warrant at a combined price of $1.45 per security. The gross proceeds to the Company from the offering, before deducting the placement agent’s fees and other offering expenses payable by the Company were $20.1 million. Each Warrant has an exercise price of $1.90 per share, is initially exercisable six months following the date of issuance (the “Initial Exercise Date”) and will expire on the three-year anniversary of the Initial Exercise Date.

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

The accompanying consolidated financial information as of March 31, 2020 and for the three months ended March 31, 2019 and 2020 are unaudited. The December 31, 2019 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2020 and results of operations for the three months ended March 31, 2019 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2019 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2020.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the quarter ended March 31, 2020.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and would record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary.  Inventory reported at December 31, 2019 and March 31, 2020 consisted of the following:

	As of	As of
	December 31, 2019	March 31, 2020
(in thousands)	2019	2020
Raw materials	$—	$—
Work in process	498	3,946
Finished goods	184	278
Total Inventory	$682	$4,224

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Cash equivalent:
Money market fund	$15,050	$—	$—	$15,050
Short term investments:
Term deposits	175	—	—	175
Total Assets	$15,225	$—	$—	$15,225

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Cash equivalent:
Money market fund	$10,050	$—	$—	$10,050
Short term investments:
Term deposits	$175	$—	$—	$175
Total Assets	$10,225	$—	$—	$10,225

There were no transfers between Level 1 and 2 in the three months ended March 31, 2020 or the year ended December 31, 2019. There were no changes in valuation techniques during the three months ended March 31, 2020.

As of March 31, 2020, and December 31, 2019, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

	As of	As of
(in thousands)	December 31, 2019	March 31, 2020
Research and development related costs	$1,347	$1,260
Payroll and related costs	6,327	3,199
Accounting, tax and audit services	420	252
Manufacturing and inventory	639	2,939
Other	3,233	2,279
Total other current liabilities	$11,966	$9,929

6.           Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc. (“Hercules”), pursuant to which a term loan of up to an aggregate principal amount of $75.0 million was available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $5.0 million became available upon the approval by the FDA of the NDA for lefamulin, which was drawn down. The other Tranches are no longer available as their contingencies were not achieved. The Company may request a term loan advance of $5.0 million prior to December 31, 2021 subject to Hercules’s sole discretion.

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

On March 11, 2020, the Company entered into an amendment, or the Amendment, to its Loan Agreement with Hercules. Pursuant to the Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement (the “Prepayment”). The Company determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million (the “Liquidity Requirement”). Under the Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement. The Company was in compliance with all of its Loan Agreement covenants at March 31, 2020.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Amendment, the Company recognized a non-cash $2.7 million loss on the extinguishment of debt which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at March 31, 2020 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2019 and March 31, 2020 consisted of the following:

	As of	As of
	December 31	March 31
(in thousands)	2019	2020
Term loan payable	$35,000	$5,000
End of term fee	443	1,834
Unamortized debt issuance costs	(1,742)	(251)
Carrying value of term loan	33,701	6,583
Other long-term debt	801	791
Total long-term debt	$34,502	$7,374

Maturities of long-term debt as of March 31, 2020 were as follows:

(in thousands)
2020	$—
2021	1,156
2022	2,493
2023	1,351

7.           Revenue

	Three Months Ended
	March 31,
(in thousands)	2019	2020
Product revenue, net	$—	$156
Collaboration revenues	1,000	145
Research premium	393	290
Government grants	311	198
Total	$1,703	$789

The $1.0 million of collaboration revenue for the three months ended March 31, 2019 reflects the upfront payment under the Sunovion License Agreement  received in April 2019 (see Note 11). Product revenue, net, relate to sales of XENLETA.

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

The following table summarizes information regarding the Company’s stock option awards under the SOP 2015 for the three months ended March 31, 2020:

		Weighted
		average
		exercise	Aggregate
		price in	intrinsic
Stock Option Plan 2015	Options	$ per share	value
Outstanding as of January 1, 2020	2,290,594	8.33
Granted	—	—
Exercised	—	—
Forfeited	(28,229)	9.11
Outstanding as of March 31, 2020	2,262,365	8.32	$—
Vested and exercisable as of March 31, 2020	2,044,084	8.22	$—

Stock-based compensation expense under the SOP 2015 was $0.9 million and $0.4 million for the three months ended March 31, 2019 and 2020, respectively.

The weighted average remaining contractual life of the options as of March 31, 2020 is 6.2 years.

As of March 31, 2020, there was $1.2 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 0.6 years.

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

Under the 2017 Plan, the number of ordinary shares that will be reserved for issuance will be the sum of (1) 3,000,000 ordinary shares; plus (2) a number of ordinary shares (up to 3,438,990 ordinary shares) which is equal to the sum of the number of the Company’s ordinary shares then available for issuance under the SOP 2015 and the number of ordinary shares subject to outstanding awards under the SOP 2015 that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right; plus (3) an annual increase, to be added on the first day of each fiscal year beginning in the fiscal year ended December 31, 2018 and continuing until, and including, the fiscal year ending December 31, 2027, equal to the least of (i) 2,000,000 ordinary shares, (ii) 4% of the number of outstanding ordinary shares on such date and (iii) an amount determined by the board of directors.

At March 31, 2020, 985,975 ordinary shares were available for future issuance under the 2017 Plan.

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

The following table summarizes information regarding the Company’s stock option awards under the 2017 Plan for the three months ended March 31, 2020:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2017 Plan	Options	per share	value
Outstanding as of January 1, 2020	4,422,664	3.55
Granted	1,290,500	1.35
Exercised	—	—
Forfeited	(138,520)	3.07
Outstanding as of March 31, 2020	5,574,644	3.05	$—
Vested and exercisable as of March 31, 2020	1,820,897	4.32	$—

Stock-based compensation expense under the 2017 Plan was $0.5 million and $0.6 million for the three months ended March 31, 2019 and 2020, respectively. The weighted average fair value of the options granted during the three months ended March 31, 2020 was $0.80 per share. The options granted in the three months ended March 31, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Range of expected volatility	63.8% - 64.0%
Expected term of options (in years)	6.1
Range of risk-free interest rate	0.8% - 1.5%
Dividend yield	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

The weighted average remaining contractual life of the options as of March 31, 2020 is 8.9 years.

As of March 31, 2020, there was $5.1 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 1.2 years.

Restricted Stock Units (“RSUs”)

Under the 2017 Plan, the Company granted RSUs which vest over a period of four years with 25% vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. The Company also granted RSUs to certain employees that vest over a period of four years with 25% vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years.

During 2018, the Company granted RSUs to certain employees where vesting of the RSUs was subject to FDA approval of an NDA for XENLETA. Fifty percent (50%) of each RSU award vested upon FDA approval, and the remaining fifty percent (50%) will vest on the one- year anniversary of such approval. In connection with the FDA approval that was received in August 2019, the Company started recognizing compensation expense, as there was no compensation expense recognized on these awards prior to the FDA approval as it was determined that approval was not probable since it was outside of the Company’s control. Also during 2018, the Company granted RSUs to certain employees that will vest in three six-month increments beginning in May 2019 and ending in May 2020. Lastly, the Company granted RSUs in 2018 to certain employees where vesting of the RSUs is subject to FDA approval of an NDA for CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval, and the remaining fifty percent (50%) will vest on the one- year anniversary of such approval.

The following table summarizes information regarding our restricted stock unit awards under the 2017 Plan at March 31, 2020:

		Weighted
		average fair
2017 Plan	RSUs	value per share
Outstanding as of January 1, 2020	901,686	3.69
Granted	1,557,300	1.35
Vested and issued	(139,705)	1.90
Forfeited	(32,260)	2.63
Outstanding as of March 31, 2020	2,287,021	3.31

Stock-based compensation expense for RSUs granted under the 2017 Plan was $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2020, respectively.

The Company has total unrecognized compensation costs of $3.2 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.3 years. The fair value of RSU’s that vested during the quarter ended March 31, 2020 was $0.3 million.

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

At March 31, 2020, 1,297,350 ordinary shares were available for future issuance under the 2019 Inducement Plan.

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

The following table summarizes information regarding the Company’s stock option awards under the 2019 Inducement Plan for the three months ended March 31, 2020:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2019 Inducement Plan	Options	per share	value
Outstanding as of January 1, 2020	605,650	2.14
Granted	182,000	2.75
Exercised	—	—
Forfeited	(85,000)	2.02
Outstanding as of March 31, 2020	702,650	1.95	$—
Vested and exercisable as of March 31, 2020	10,289	2.44	—

Stock-based compensation expense under the 2019 Inducement Plan was $59 thousand and $40 thousand for the three months ended March 31, 2019 and 2020, respectively. The weighted average fair value of the options granted during the three months ended March 31, 2020 was $0.79 per share. The options granted in the three months ended March 31, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	63.7% - 64.0%
Expected term of options (in years)	6.1
Risk-free interest rate	1.0% - 1.4%
Dividend yield	—

The weighted average remaining contractual life of the options as of March 31, 2020 is 9.5 years.

As of March 31, 2020, there was $0.7 million of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 1.6 years.

Inducement Awards Outside of the 2019 Inducement Plan

On July 25, 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based RSUs to the Company’s newly appointed Chief Executive Officer (the “CEO”). These equity awards were granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based restricted share units are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. Since the FDA did not approve an NDA for both XENLETA and CONTEPO by January 31, 2020, the award was forfeited and the performance-based restricted share units terminated in full. The Company also issues non-statutory options to new employees upon the commencement of their employment

Stock-based compensation expense for the inducement awards granted outside of the 2019 Inducement Plan was $0.1 million for the three months ended March 31, 2020, compared to $0.1 million for the three months ended March 31, 2019. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions. No expense has been recognized to date on the performance based RSUs as it was determined that approval of CONTEPO is not probable since it is outside of the Company’s control.  The significant inputs into the model were as follows:

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

The weighted average remaining contractual life of the options as of March 31, 2020 is 8.3 years.

As of March 31, 2020, there was $1.0 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 1.2 years.

2020 Share Incentive Plan

On March 4, 2020, the Company´s board of directors, subject to shareholder approval, adopted the 2020 Share Incentive Plan, or the 2020 Plan. The 2020 Plan has not yet been approved by our shareholders and will be submitted for shareholder approval at our 2020 Annual General Meeting of Shareholders. The number of ordinary shares initially reserved for issuance under the 2020 Plan is 1,837,500 ordinary shares. Prior to submitting the 2020 Plan to our shareholders for approval at the 2020 Annual General Meeting of Shareholders, our board of directors plans to amend the 2020 Plan to increase the number of shares reserved for issuance thereunder.

The 2020 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards.

During the three months ended March 31, 2020, option awards to purchase 1,837,500 ordinary shares with an exercise price of $1.35 per share were granted under the 2020 Plan. Such awards will automatically convert to cash-settled share appreciation rights if our shareholders do not approve the 2020 Plan at our 2020 Annual General Meeting of Shareholders. As a result, the grants awarded under the 2020 Plan are liability classified until such shareholder approval is obtained. Stock-based compensation expense for the option awards under the 2020 Plan was $13 thousand for the three months ended March 31, 2020.

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan (the “2018 ESPP”). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the “ESPP Share Pool”), subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool represented 0.6% of the total number of shares of ordinary shares outstanding as of March 31, 2020. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the lower of the closing share price at the beginning and end of the six-month offering periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year.

9.           Income Tax Expense

For the three months ended March 31, 2020 the Company recorded a tax provision of $152 thousand, compared to a tax provision of $154 thousand for the corresponding period in the prior year.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at March 31, 2020 and December 31, 2019.

10.         Earnings (Loss) per Share

Basic and diluted loss per share

For the three months ended March 31, 2019 and 2020, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period.  Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2020
Net loss for the period	$(20,217)	$(23,259)
Weighted average number of shares outstanding	68,701,599	94,595,152
Basic and diluted loss per share	$(0.29)	$(0.25)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended
	March 31,
	2019	2020
Stock option awards	8,242,762	11,227,159
Restricted stock units	1,792,850	2,287,021

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

Under the Sinovant License Agreement, Sinovant and the Company’s subsidiaries have established a joint development committee (the “JDC’), to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application (“CTA”), by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019.  Additionally, in connection with the FDA approval for lefamulin the Company received a $5.0 million milestone payment in the third quarter of 2019.  The remaining milestone payments of up to $86.5 million are tied to additional regulatory approvals and annual sales targets. The Company will also be eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Territory.  The Company has recorded the payments received to date as collaboration revenue in the consolidated statements of operations. The future regulatory and commercial milestone payments will be recorded during the period the milestones become probable of achievement.

Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Sinovant Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sinovant Licensed Products in the Territory. The Company is obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant a sufficient supply of XENLETA for Sinovant to manufacture finished drug products for development and commercialization of the Sinovant Licensed Products in the Territory.

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

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize the Licensed Products in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC will establish a joint development committee (the “Sunovion JDC”), to review and oversee regulatory approval and commercialization plans in the Territory. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory.

The Company has identified two performance obligations at inception: (1) the delivery of the exclusive license to Sunovion, which the Company has determined is a distinct license of functional intellectual property that Sunovion has obtained control of; and, (2) the participation in the Sunovion JDC. The $1.0 million non-refundable upfront payment was allocated entirely to the delivery of the license as the Sunovion JDC deliverable was deemed to be de minimis. Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestones become probable of achievement.

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

For the lease agreement in Vienna Austria, the Company can terminate the lease without the landlord’s consent and without paying a termination penalty by giving six months’ notice to the landlord. The agreement provides for a monthly base fixed amount. The Company is in the process of determining the appropriate space needed in the building based on its needs. As a result, the Company may negotiate a new lease or evaluate additional or alternate spaces. As such, the Company has classified the agreement as a short-term lease. Starting in the third quarter of 2019, the Company subleased certain space at its leased cost.

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

For the three months ended March 31, 2020, the Company’s operating lease expense was $0.4 million.

As of March 31, 2020, the lease term of the King of Prussia operating leases was 3.7 years and the discount rate was 9.8%.

As of March 31, 2020, other information related to the operating leases were as follows:

Operating Cash Flow Supplemental Information:

(in thousands)	March 31, 2020
Cash paid for amounts included in the measurement of the operating lease liabilities	$126
Right-of-use assets obtained in exchange for operating lease obligations	$1,563

The following table sets forth by year the required future payments of operating lease liabilities:

(in thousands)	March 31, 2020
2020	381
2021	515
2022	522
2023	533
Total lease payments	1,951
Less imputed interest	(327)
Present value of operating lease liabilities	1,624

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

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on November 4, 2019. On November 18, 2019, the Company filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted. On April 28, 2020, the Court dismissed the amended complaint without prejudice and granted plaintiff twenty days to show cause why the lawsuit should not be dismissed with prejudice. On May 8, 2020, the Court granted plaintiff a 21-day extension to show cause.

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

Other Commitments and Contingencies

The Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the three months ended March 31, 2020, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations relating to contract research organizations and contract manufacturing organizations.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

13.         Subsequent Events

Restructuring

On April 7, 2020, the Company announced a plan to restructure its hospital-based commercial sales force and transition to a community-based sales effort. The restructuring is intended to reduce costs and to align the capabilities of the Company’s sales effort with its strategic re-focus on making sales of XENLETA™ (lefamulin) to community health care professionals, as well as the Company’s business development strategy to in-license additional community products. The restructuring resulted in the termination of 66 employees, consisting of the Company’s entire hospital-based sales personnel and certain members of its sales force leadership team. The termination of the sales force was timed, in part, to coincide with operational changes that have been implemented by the Company in response to the outbreak of the novel coronavirus, SARS-CoV-2, causing the disease referred to as “COVID-19”. In response to the COVID-19 pandemic, the Company has closed its administrative offices and shifted to a remote working business model. The Company has implemented a work-from-home policy for all of its employees, and the Company may take further actions that alter its operations as may be required by federal, state, or local authorities, or which the Company determines are in its best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and are restricted to conducting educational and promotional activities virtually for the foreseeable future. Following the termination of these operational restrictions, the Company plans to secure a new sales effort with community-based expertise to replace its hospital-based sale force. However, the Company has not determined when it would retain such a community-based sales effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect. The Company expects this reduction in personnel to result in a savings of approximately $4.5 million in quarterly cash operating expenses starting in the second quarter of 2020 until the Company replaces the hospital-based sales force with a community-based sales effort. In addition, the Company expects to incur a charge of approximately $500,000 related to the reduction in personnel, consisting of severance, benefits and related costs, all of which will occur in the second quarter of 2020. As of the date of this filing, the Company has substantially completed the workforce reduction.

Nasdaq Deficiency Notice

On April 29, 2020, the Company received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based on the closing bid for the last 30 consecutive business days, the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Select Market, as set forth in Listing Rule 5450(a)(1) (the “Bid Price Rule”). The Notice does not result in the immediate delisting of the Company’s ordinary shares from The Nasdaq Global Select Market.  In accordance with Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days to regain compliance with the Bid Price Rule.  However, due to recent market conditions, Nasdaq has determined to toll the compliance period for the Bid Price Rule through June 30, 2020. As a result, the compliance period for the Bid Price Rule will be reinstated on July 1, 2020 and the Company will have until December 28, 2020 (the “Compliance Date”) to regain compliance with the Bid Price Rule.  To regain compliance, the closing bid price of the Company’s ordinary shares must be at least $1.00 per share for a minimum of ten consecutive business days on or before the Compliance Date. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to transfer the listing of its ordinary shares to the Nasdaq Capital Market, provided that it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Rule. To effect such a transfer, the Company would also need to pay an application fee to Nasdaq and provide written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period.  If the Company does not qualify for the additional compliance period or fails to regain compliance during the additional 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s ordinary shares, at which point the Company would have an opportunity to appeal the delisting determination to a Nasdaq hearing panel. In addition to continuing to monitor the closing bid price of its ordinary shares, the Company expects to consider available options to regain compliance with the Bid Price Rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10‑Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10‑K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 12, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward‑looking statements that involve risks and uncertainties. These risks and uncertainties include risks relating to the impact of the COVID-19 pandemic on our business. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward‑looking statements contained in the following discussion and analysis.

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

Since inception, we have incurred significant operating losses. As of March 31, 2020 we had an accumulated deficit of $500.0 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years.  Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, the timing and amount of sales of XENLETA or other product candidates are uncertain. Based on our current forecasts and plans, we will need to obtain substantial additional funding in connection with our continuing operations.  Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

Market conditions for antibiotic companies continue to be challenging as evidenced by the bankruptcy of two organizations engaged in the research and development and commercialization of antibiotics in 2019. The cost of capital has risen significantly for others and us. On December 20, 2019, we issued 13.8 million ordinary shares and 13.8 million warrants with an exercise price of $1.90 per share that generated gross proceeds of $20.1 million. In addition, on March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment.

Business Update Regarding COVID-19

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets.

In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and are restricted to conducting educational and promotional activities virtually for the foreseeable future. In addition, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. The restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Following the termination of the operational restrictions related to COVID-19, we plan to implement a new sales initiative for the community to replace our hospital-based sale force. However, we have not determined when we would retain such a community-based effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect.

COVID-19 has demonstrated the devastating impact that infectious diseases can have on public health and the economy. Similar to other acute respiratory virus infections, including influenza virus, patients infected with SARS-CoV-2 are at increased risk of developing concomitant bacterial pneumonia. In published reports, bacterial pneumonia has been shown to affect nearly 50% of hospitalized patients with COVID-19, with an associated mortality of almost 50%.  As a result, the World Health Organization currently recommends empiric antimicrobials to treat all likely pathogens causing severe acute respiratory infections and sepsis as soon as possible in patients with COVID-19.

XENLETA is approved for the treatment of CABP in adults in the United States.  In addition to XENLETA’s potential role in treating COVID-19 patients with superimposed bacterial pneumonia, we are assessing the anti-inflammatory and antiviral activity of XENLETA and what role, if any, these characteristics may play in the management of patients with COVID-19. The National Institute for Allergy and Infectious Diseases, or NIAID, has identified that secondary bacterial pneumonia caused by common upper respiratory tract bacteria plays a predominant role in the cause of death in pandemic influenza. NIAID recommends that the prevention, diagnosis, prophylaxis, and treatment of secondary bacterial pneumonia, as well as the stockpiling of antibiotics and bacterial vaccines, be high priorities for pandemic planning. We believe there is a potential for XENLETA to be considered for U.S. government stockpiling for pandemic influenza.

In collaboration with the Global Antibiotic Research & Development Partnership, we are assessing XENLETA for the treatment of multi-drug resistant sexually transmitted infections, including N. gonorrhoeae and M. genitalium. XENLETA has been shown to possess potent in vitro activity against both organisms, which is maintained in the presence of resistance to all standard of care treatment options (aminoglycoside, cephalosporin, fluoroquinolone, macrolide, penicillin, and tetracycline antibiotic classes). Importantly, XENLETA has been shown to be bactericidal in vitro against both N. gonorrhoeae and M. genitalium.

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

License Agreement with Sinovant Sciences, Ltd.

In March 2018, we entered into a license agreement, or the Sinovant License Agreement, with Sinovant, to develop and commercialize XENLETA in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non exclusive license to manufacture, certain products containing XENLETA, or the Sinovant Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to collectively as the Sinovant Territory. We retain development and commercialization rights in the rest of the world.

Under the Sinovant License Agreement, Sinovant and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Sinovant Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and were initially eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a Clinical Trial Application, or CTA, by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. We received an  additional $5.0 million milestone payment from Sinovant in the third quarter of 2019 due to the receipt of approval for XENLETA from the FDA in August 2019. The remaining milestone payments of up to $86.5 million are tied to additional regulatory approvals and annual sales targets. In addition, we are eligible to receive low double‑digit royalties on sales, if any, of Sinovant Licensed Products in the Sinovant Territory.

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

In recognition of the rising rates of bacterial resistance in China and because CABP is commonly associated with acute respiratory viruses infections, including influenza and coronavirus, and based on XENLETA’s robust safety and efficacy data in the treatment of patients with CABP generated globally and in China, Sinovant is in active discussions with China’s National Medical Products Administration to expedite development activities and regulatory filings for lefamulin in mainland China.

License Agreement with Sunovion Pharmaceutics Canada Inc.

In March 2019, we entered into a license and commercialization agreement, or the Sunovion License Agreement, with Sunovion Pharmaceuticals Canada Inc., or Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by us or any of our affiliates, or the Sunovion Licensed Products, in Canada in all uses in humans in CABP and in any other indication for which the Sinovant Licensed Products have received regulatory approval in Canada.

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

Financial Operations Overview

Revenue

In September 2019 we had our commercial launch of XENLETA. For the three months ended March 31, 2020, we recorded $0.2 million of product revenues net. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA. Our initial sales of XENLETA in the third quarter of 2019 exceeded our expectations for product availability at our distributors. Our distribution partners continue to primarily utilize their existing inventory to satisfy product demand which in turn impacted sales in the fourth quarter of 2019 and first quarter of 2020. In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and are restricted to conducting educational and promotional activities virtually for the foreseeable future. In addition, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. The restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Following the termination of the operational restrictions related to COVID-19, we plan to implement a new sales initiative for the community to replace our hospital-based sale force. However, we have not determined when we would retain such a community-based effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain.

Our revenue for the three months ended March 31, 2020 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates, which are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Research and Development Expenses

Research and development expenses represented 36.0% and 23.6% of our total operating expenses for the three months ended March 31, 2019 and 2020, respectively.

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party expenses related to these programs such as expenses for manufacturing services (prior to our products receiving FDA approval, after which time these costs are capitalized in inventory until product is sold), non clinical and clinical studies and other third party development services. Indirect expenses include salaries and related costs, including stock based compensation, for personnel in research and development functions, infrastructure costs allocated to research and development operations, costs associated with obtaining and maintaining intellectual property associated with our research and development operations, laboratory consumables, consulting fees related to research and development activities and other overhead costs. We utilize our research and development staff and infrastructure resources across multiple programs, and many of our indirect costs historically have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total indirect costs incurred on a program by program basis.

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Three Months Ended
	March 31,
(in thousands)	2019	2020
Direct Costs
XENLETA	$3,046	$822
CONTEPO	1,065	291
NDA filing fee refund	(2,589)	—
Other programs and initiatives	253	268
Indirect Costs	5,763	3,563
Total	$7,538	$4,944

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 64.0%  and 76.4% of our total operating expenses for the three months ended March  31, 2019 and 2020, respectively.

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

We expect selling, general and administrative costs to decrease for the remainder of 2020 due to the recent downsizing of our field selling staff. We expect our reduction in sales personnel to result in a savings of approximately $4.5 million in quarterly cash operating expenses, with certain savings starting in the second quarter of 2020,  until we replace the hospital-based sales force with a community-based sales effort. In addition, we expect to incur a charge of approximately $500,000 to selling, general and administrative expenses related to the reduction in personnel, consisting of severance, benefits and related costs, all of which will occur in the second quarter of 2020. As of the date of this filing, we  have substantially completed the workforce reduction.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10‑K for the year ended December 31, 2019. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2020

	Three Months Ended March 31,
(in thousands)	2019	2020	Change
Consolidated Operations Data:
Revenues	$1,703	$789	$(914)
Costs and Expenses:
Cost of product sales	—	(8)	(8)
Research and development expenses	(7,538)	(4,944)	2,594
Selling, general and administrative expenses	(13,409)	(16,025)	(2,616)
Total operating expenses	(20,947)	(20,977)	(30)
Loss from operations	(19,244)	(20,188)	(944)
Other income (expense):
Other income (expense), net	70	798	728
Interest income (expense), net	(889)	(960)	(71)
Loss on extinguishment of debt	—	(2,757)	(2,757)
Loss before income taxes	(20,063)	(23,107)	(3,044)
Income tax expense	(154)	(152)	2
Net loss	$(20,217)	$(23,259)	$(3,042)

Revenues

Revenues decreased by $0.9 million from $1.7 million for the three months ended March 31, 2019 to $0.8 million for the three months ended March 31,  2020, primarily due a $0.9 million decrease in collaboration revenue and a $0.2 million decrease in grant revenue, offset by a $0.2 million increase in net product sales associated with the launch of XENLETA.

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of our XENLETA product.  Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand.

Research and Development Expenses

Research and development expenses decreased by $2.6 million from $7.5 million for the three months ended March 31, 2019 to $4.9 million for the three months ended March 31,  2020. The decrease was primarily due to a $3.0 million decrease in research materials and purchased services related to the development of XENLETA, a $1.2 million decrease in research consulting fees, and a $0.8 million decrease in staff costs, partly offset by a $2.6 million refund of NDA filing fees for our product CONTEPO in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $2.6 million from $13.4 million for the three months ended March 31, 2019 to $16.0 million for the three months ended March 31,  2020. The increase was primarily due to a  $3.5 million increase in staff costs due to the addition of employees and a $0.2 million increase in travel and other corporate costs, partly offset by a $0.7 million decrease in advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees in 2019, a $0.2 million decrease in legal fees and a $0.2 million decrease in stock-based compensation expense.

Other Income (Expense), net

Other income (expense), net, decreased by $0.7 million for the three months ended March 31, 2020, that was primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net increased by $0.1 million due the incurrence of indebtedness under our term loan, or the Loan Agreement, with Hercules in December 2018.  See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Income Tax Expense

Our income tax expense was $0.2 million for the three months ended March 31, 2019 and $0.2 million for the three months ended March 31,  2020, respectively.

Loss on extinguishment of debt

In connection with the third Amendment with Hercules,  we recognized a non-cash $2.7 million loss on the extinguishment of debt during the three months ended March 31, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt.

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

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of March 31, 2020, we have issued and sold and aggregate of 6,983,926 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $14.7 million and net proceeds of $13.9 million, after deducting commissions to Jefferies and other offering expenses.  From March 31, 2020 through the date of this filing, we issued and sold an aggregate of 6,133,108 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $3.4 million and net proceeds of $3.3 million, after deducting commissions to Jefferies and other offering expenses.

In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, or the Loan Agreement, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we borrowed an additional $10.0 million in connection with the approval by the FDA of the NDA for XENLETA. In March 2020, we repaid Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for additional information on the terms associated with the remaining term loans potentially available to us and the costs and other conditions associated with this funding source.

As of March 31, 2020, we had cash and cash equivalents, restricted cash and short-term investments of $27.6 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31,
(in thousands)	2019	2020
Net cash (used in) provided by:
Operating activities	$(20,625)	$(28,108)
Investing activities	(42)	(20)
Financing activities	9,679	(30,219)
Effects of foreign currency translation on cash	27	(682)
Net decrease in cash, cash equivalents and restricted cash	$(10,961)	$(59,029)

Operating Activities

Cash flow used in operating activities increased by $7.5 million from $20.6 million for the three months ended March 31, 2019 to $28.1 million for the three months ended March 31,  2020 primarily due to a $0.1 million increase in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods and higher working capital of $7.4 million primarily due to decreases in accrued expenses and other current liabilities.

Investing Activities

Cash flow used in investing activities for the purchase of property and equipment was $0.1 million for the three months ended March 31,  2020.

Financing Activities

Cash flow used in financing activities for the three months ended March 31,  2020 was $30.2 million primarily from repayment of $30.0 million of long-term borrowings on our debt facility in the three months ended March 31, 2020.

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

•	establish and expand manufacturing arrangements with third parties;

•	initiate or continue the research and development of lefamulin and CONTEPO for additional indications and of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek marketing approval for any product candidates that successfully complete clinical development
•	in-license or acquire other products, product candidates or technologies;
•	maintain, expand and protect our intellectual property portfolio;
•	expand our physical presence in the United States and Ireland; and,
•

add operational, financial and management information systems and personnel, including personnel to support our product development, our operations as a public company and our planned commercialization efforts.

As described above, on March 11, 2020, we entered into an Amendment to our Loan Agreement with Hercules. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. Based on our current operating plans, we expect that our existing cash resources will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that our NDA for CONTEPO is approved on the PDUFA date and that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

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
•	the commercial success of XENLETA and the amount and frequency of reorders by our wholesale customers;
•	subject to receipt of marketing approval, revenue received from commercial sales of CONTEPO;
•	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
•	the impact of the COVID-19 pandemic;
•	our ability to establish collaborations on favorable terms, if at all;
•	the scope, progress, results and costs of product development of any other product candidates that we may develop;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
•	the continued availability of Austrian governmental grants;
•	the need to satisfy interest and principal obligations under our Loan Agreement with Hercules as well as the covenants contained in our Loan Agreement;
•	the rate of the expansion of our physical presence in the United States and Ireland; and
•	the costs of operating as a public company in the United States.

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

Capital Expenditures

Capital expenditures were $42 thousand and $72 thousand for the three months ended March 31,  2019 and 2020, respectively. We made no significant investments in intangible assets during the three months ended March 31, 2019 and 2020.

Currently, there are no material capital projects planned in 2020.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. We anticipate based on our current operating plans, that our existing cash, cash equivalents and short-term investments as of the date of this filing will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31,  2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on November 4, 2019. On November 18, 2019, the Company filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted. On April 28, 2020, the Court dismissed the amended complaint without prejudice and granted plaintiff twenty days to show cause why the lawsuit should not be dismissed with prejudice. On May 8, 2020, the Court granted plaintiff a 21-day extension to show cause.

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

Since inception, we have incurred significant operating losses. Our net losses were $23.3 million for the three months ended March 31,  2020,  $82.8 million for the year ended December 31, 2019 and $114.8 million for the year ended December 31, 2018. As of March 31,  2020, we had an accumulated deficit of $500.0 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and preparation for the commercial sale of our products. We have only recently begun to commercialize our first product, XENLETA (lefamulin), and have not developed any other drugs that have received regulatory approval. We recently terminated our entire sales force and cannot predict when we will resume in-person selling efforts due to the COVID-19 pandemic.

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

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities. In December 2019, we resubmitted the NDA for CONTEPO. The FDA has accepted our application and said that its PDUFA date is June 19, 2020. We cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and CONTEPO. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. We cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. In April, 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring is intended to reduce costs and to align the capabilities of our sales effort with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

•	securing a community-based sales effort;
•	obtaining marketing approval for CONTEPO;
•	establishing and maintaining medical affairs, sales, marketing and distribution capabilities to effectively market and sell XENLETA and CONTEPO, if approved, in the United States;
•	establishing and maintaining collaboration, distribution or other marketing arrangements with third parties to commercialize XENLETA in markets outside the United States;
•	protecting our rights to our intellectual property portfolio related to XENLETA and CONTEPO;
•	establishing and maintaining arrangements for the manufacture of and obtaining commercial quantities of XENLETA and CONTEPO, if approved; and
•	negotiating and securing adequate reimbursement from third-party payors for XENLETA and CONTEPO, if approved.

We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to generate profits from operations. Even if we do generate profits from operations, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to generate profits from operations, and to become and remain profitable, would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings,  conduct commercial activities, maintain our commercial efforts or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to continue to incur substantial costs in connection with our ongoing activities, particularly for the commercialization of XENLETA and seek marketing approval for CONTEPO and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

Furthermore, we expect to continue to incur additional costs to service our current debt and any potential future draws on the Loan Agreement (as defined below) and costs associated with operating as a public company and as a company with a commercial rather than a research and development focus. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We recently terminated our entire sales force and cannot predict when we will resume in-person selling efforts. If we are unable to raise capital when needed or on attractive terms, we could be forced to further delay, reduce or eliminate our research and development programs or reduce our commercialization efforts.

On March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender.  Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. Based on our current operating plans, we expect that our existing cash resources will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that our NDA for CONTEPO is approved on the PDUFA date and that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

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

•	revenue received from commercial sales of XENLETA and, subject to receipt of marketing approval, CONTEPO;
•	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
•	the impact of the COVID-19 pandemic;

•	our ability to establish collaborations on favorable terms, if at all;
•	the scope, progress, results and costs of product development of any other product candidates that we may develop;
•	the extent to which we in-license or acquire rights to other products, product candidates or technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
•	the continued availability of Austrian governmental grants;
•	the costs of our physical presence in the United States and Ireland;
•	interest expense on our debt and the eventual repayment of our debt obligations;
•	the requirement to keep minimum cash balances per the terms of our debt obligations as well as our ability to remain in compliance with our debt covenants;
•	the costs of operating as a company with a commercial rather than a research and development focus; and
•	the costs of operating as a public company in the United States.

Our commercial revenues will be derived from sales of XENLETA, and from CONTEPO, if approved, or any other products that we successfully develop, in-license or acquire. XENLETA is our only product that is commercially available.  XENLETA or, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Additionally, the termination of our sales force may adversely impact our sales of XENLETA. If we fail to generate sufficient revenues from the sale of XENLETA or the commercialization of CONTEPO or any other product candidate that we successfully develop, in-license or acquire, we will need to obtain substantial additional financing to achieve our business objectives.

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

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 13,117,034 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $18.0 million, and net proceeds of $17.2 million, after deducting commissions and offering costs. We previously entered into a Controlled Equity Offering SM Sales

Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. The approximately $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination. If a large number of our ordinary shares is sold in the public market after they become eligible for sale or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

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

As of December 31, 2019, under our Loan Agreement with Hercules, we had drawn down on the initial term loan advance under the Loan Agreement of $25.0 million and an additional $10.0 million advance that we became eligible to borrow following the approval by the FDA of the NDA for XENLETA. On March 11, 2020, we entered into the Amendment to the Loan Agreement, pursuant to which we repaid Hercules in March, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. As of March 31, 2020, there remains  outstanding $5.0 million in principal amount under the Loan Agreement, and we may request to borrow an additional $5.0 million subject to the lender’s sole discretion.

All obligations under the Loan Agreement are secured by substantially all of our personal property, intellectual property and other assets owned or later acquired by us and our subsidiaries. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

•

the need to repay our indebtedness by making payment of interest only initially and then interest and principal, which will reduce the amount of funds available to finance our operations, our research and development efforts and our general corporate activities; and

•

our failure to comply with the restrictive covenants in the Loan Agreement or the occurrence of an event that has a material adverse effect on our business, operations, properties, assets, condition, our ability to pay any amounts due, the collateral securing our obligations under the Loan Agreement or the ability of Hercules to enforce any of its rights under the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and the lender could seek to enforce its security interest in the assets securing such indebtedness; and

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

The Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

•	declare dividends or redeem or repurchase equity interests;
•	incur additional indebtedness and liens;
•	make loans and investments;
•	engage in mergers, acquisitions and asset sales;
•	undertake certain transactions with affiliates;
•	undergo a change in control;

•	add or change business locations; and
•	settle in cash potential milestone payment obligations that may become payable by us in the future to former security holders of Zavante.

We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. The Loan Agreement contained a performance covenant that became effective in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over the trailing six month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million. Since we did not achieve our net product sales targets, we became obligated to maintain compliance with the liquidity requirement under the Loan Agreement. As a result, we entered into an Amendment to the Loan Agreement with Hercules. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable.  The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement.

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

On May 8, 2019, a putative class action lawsuit was filed against us and our Chief Executive Officer.  The complaint generally alleged that we and our Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning our submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint sought unspecified damages, attorneys’ fees, and other costs. On May 22, 2019, a second putative class action lawsuit was filed against us and our Chief Executive Officer.  The allegations made in that complaint were similar to those made in the May 8 complaint, and the complaint sought similar relief. On May 24, 2019, the two actions were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 22, 2019.  On September 23, 2019, the plaintiff filed an amended complaint, adding our Chief Financial Officer and Chief Medical Officer as defendants.  The amended complaint includes allegations similar to those made in the original complaints and seeks similar relief.  Our pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to us via letter on November 4, 2019. On November 18, 2019, we filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted. On April 28, 2020, the Court dismissed the amended complaint without prejudice and granted plaintiff twenty days to show cause why the lawsuit should not be dismissed with prejudice. On May 8, 2020, the Court granted plaintiff a 21-day extension to show cause.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $2.4 million for the year ended December 31, 2018 and $4.7 million for the year ended December 31, 2017. We have not received any research premium for our qualified 2019 expenditures as of March 31, 2020. As we  expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Risks Related to Product Development and Commercialization

Business interruptions resulting from the SARS-CoV-2 infection causing COVID-19 outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has spread to countries across the world, including Ireland, Austria and the United States, where our offices and laboratory space are located. COVID-19 is causing federal, state and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen significantly.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, business closures, school closures, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries including Ireland and Austria. The extent to which COVID-19 further impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, timely completion of clinical trials is dependent upon the availability of, for example, clinical trial sites, researchers and investigators, site monitors, screening of study subjects, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We are conducting a clinical trial that has been delayed by COVID-19.

In particular, shelter-in-place orders and other mandated local travel prohibitions restricted the activities of our sales force and caused us to determine to terminate our entire sales force until such prohibitions are lifted. Furthermore, while the majority of our day-to-day operations are continuing as our employees are working remotely, our laboratory facilities that support our research activities are temporarily closed as we evaluate ways in which our laboratory-based employees can safely resume their activities.

We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with customers and physicians, or other decreases in productivity that could seriously harm our business.

The effects of COVID-19 may also disrupt the FDA’s review of our NDA for CONTEPO.  We expect that, in connection with its review of the NDA for CONTEPO, the FDA may inspect the facilities of our third-party manufacturers in Europe. However, on March 10, 2020, the FDA announced that it would restrict travel of its employees to Europe for inspections as a result of the spread of COVID-19. As a result of this decision, the timing of the FDA’s review of our NDA for CONTEPO may be delayed. Moreover, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies.  Although the FDA has established the Prescription Drug User Fee Act date of June 19, 2020 for CONTEPO, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for CONTEPO.

Additionally, certain of the activities of our collaborator, Sinovant, have been delayed in China. If these delays continue and impact Sinovant’s efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the Sinovant Licensed Products may be delayed. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our ordinary share price and trading in our ordinary shares. Moreover, the significant ongoing impact of the pandemic on economies worldwide could result in more extensive adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to significantly and adversely affect our business, financial condition, results of operations and prospects.

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort.

In April, 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring intends to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team.  This restructuring may result in less revenue during the time when we have no sales efforts.

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

On August 19, 2019, the FDA approved the oral and intravenous formulations of XENLETA. We also submitted a marketing authorization application, or MAA, for XENLETA for the treatment of CAP in adults in Europe in May 2019. In mid-2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of IV XENLETA in pediatric subjects from birth to 18 years of age. Due to the COVID-19 pandemic, this clinical trial is not currently enrolling subjects.

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

In June 2018, we initiated a Phase 1, non-comparative, open label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard of care antibiotic therapy for proven or suspected infection or peri operative prophylaxis. Although we had anticipated completing enrollment in this study in late 2020, the COVID-19 pandemic has led to a suspension in enrolling this study, which will delay completion of enrollment until 2021. We also intend to continue to characterize the clinical pharmacology of CONTEPO.

We expect to incur significant additional sales, marketing, distribution and manufacturing expenses for the commercialization of XENLETA and CONTEPO, if approved. We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of XENLETA and our obtaining marketing approval for CONTEPO. However, in April, 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring was intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. This restructuring may result in less revenue during the time when we have no sales efforts.  The success of XENLETA and, if approved, CONTEPO will depend on a number of factors, including the following:

•

establishing and maintaining arrangements with third-party manufacturers for commercial supply and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;

•	receipt of marketing approval from the FDA for CONTEPO for the treatment of cUTI, including AP;
•	re-establishing an effective sales and marketing organization to successfully generate recurring sales of XENLETA and, if and when approved, CONTEPO;
•	acceptance of XENLETA and, if and when approved, CONTEPO by patients, the medical community and third-party payors, including hospital formularies;
•	achieving approval of favorable prescribing information;
•	effectively competing with other therapies;
•	maintaining a continued acceptable safety profile of XENLETA and CONTEPO following approval;
•	securing contracts to allow XENLETA and, if approved, CONTEPO to be paid for by private and public health insurance plans;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
•	protecting our rights in our intellectual property portfolio;
•	obtaining and maintaining adequate distribution levels of XENLETA and CONTEPO at all appropriate trade channels; and
•	resolution of the COVID-19 pandemic.

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

Hospital formulary approval of XENLETA, CONTEPO or any future product candidates is an important component of our commercialization strategy. Accordingly, sales of IV formulations of XENLETA, CONTEPO or any future IV product candidates will depend substantially on the extent to which hospital formulary approval is obtained. Hospital formulary approval may depend upon several factors, including the determination that use of a product is:

•	safe, effective and medically necessary;
•	appropriate for the specific patient population;
•	cost-effective; and
•	neither experimental nor investigational.

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell XENLETA, CONTEPO or any future product candidates into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of XENLETA, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 6,000 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. Following the termination of the operational restrictions related to COVID-19, we plan to secure a community-based sales effort.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XENLETA, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for XENLETA and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, on our own in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

If we enter into arrangements with third parties to perform sales, marketing, commercial operations, patient access and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market, sell and distribute ourselves any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not re-establish and maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing XENLETA or, if approved, CONTEPO.

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

There are a variety of available therapies marketed for the treatment of CABP and cUTI. Currently the treatment of CABP and cUTI is dominated by generic products. For hospitalized patients, combination therapy is frequently used in both CABP and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients, medical association guidelines and third-party payors for the treatment of CABP. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP, including omadacycline (approved by the FDA in October 2018 on behalf of Paratek Pharmaceuticals Inc.), delafloxacin (approved by the FDA for CABP in October 2019 on behalf of Melinta Therapeutics Inc.),  sulopenem, a novel penem anti-infective compound with oral and IV formulations currently in Phase 3 for uUTI and cUTI, and oral nafithromycin (under Phase 2 clinical development by Wockhardt Ltd.). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline and plazomicin, from other products recently approved for the treatment of cUTI, including AP, such as imipenem-relebactam (Recarbrio approved by the FDA in July 2019 on behalf of Merck & Co., Inc. ) or cefiderocol (Fetroja approved by the FDA in November 2019 on behalf of Shionogi Inc.), cefepime-taniborbactam (under Phase 3 clinical development by Venatorx Pharmaceuticals), Cefepime-enmetazobactam (under Phase 3 clinical development by Allecra Therapeutics), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including piperacillin-tazobactam, carbapenems, aminoglycosides, and polymyxins.

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

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and – particularly in the hospital - coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and early clinical trials, including Phase 1 clinical trials, in addition to extensive later-stage Phase 3 clinical trials, to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The design of a clinical trial can determine whether its results will support approval of a product, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced or completed. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In connection with the ZEUS Study in which CONTEPO met the primary endpoint of statistical non-inferiority versus piperacillin/tazobactam, Zavante conducted a post-hoc primary efficacy analysis of CONTEPO using results of blinded pulsed-field gel electrophoresis molecular typing of urinary tract pathogens. Regulatory authorities typically give greater weight to results from pre-specified analyses and less weight to results from post-hoc, retrospective analyses. While we believe this post-hoc analysis is illustrative information, the FDA may ultimately have a different interpretation of any of our data that may be based on such post-hoc analysis, or the FDA may conduct its own analyses and modify analysis populations which could lead to different numerical results or conclusions.

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

•	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health or safety risks;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
•	ongoing or future restrictions resulting from the COVID-19 pandemic and its collateral consequences may result in internal and external operational delays and limitations; and
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

We may not be able to initiate or continue clinical trials for our product candidates, including with respect to XENLETA, CONTEPO or any other product candidate that we develop, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials, including our Phase 1 clinical trial of IV XENLETA in pediatric patients.  In addition, the COVID-19 pandemic has resulted in  enrollment suspension globally for many clinical trials. Some of our competitors have ongoing clinical trials for product candidates that could be competitive with XENLETA and CONTEPO, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is affected by other factors including:

•	severity of the disease under investigation;
•	eligibility criteria for the clinical trial in question;
•	perceived risks and benefits of the product candidate under study;
•	approval of other therapies to treat the disease under investigation;
•	efforts to facilitate timely enrollment in clinical trials;
•	patient referral practices of physicians;
•	the time of year in which the trial is initiated or conducted;
•	the geographic distribution of global trial sites;
•	the ability to monitor patients adequately during and after treatment;
•	proximity and availability of clinical trial sites for prospective patients;
•	delays in the receipt of required regulatory approvals, or the failure to receive required regulatory approvals, in the jurisdictions in which clinical trials are expected to be conducted;
•	restrictions resulting from the COVID-19 pandemic and its collateral consequences; and
•	delays in the receipt of approvals, or the failure to receive approvals, from the relevant institutional review board or ethics committee at clinical trial sites.

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

If serious adverse or undesirable side effects are identified in XENLETA or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.

It is impossible to predict when or if the FDA, EMA or other regulators will view any of our product candidates as effective and safe in humans or if we will receive marking approval for any of our product candidates and it is impossible to ensure that safety or efficacy issues will not arise following the marketing approval.  If our products or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon their marketing or development or limit marketing or development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Similarly, if we are not able to comply with post-approval regulatory requirements, including safety requirements, with respect to XENLETA or any other approved product that we may develop, we could have the marketing approvals for such products withdrawn by regulatory authorities. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development of the compound.

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

Another third-party manufacturer synthesizes XENLETA starting from pleuromutilin and a readily accessible chiral building block and provides our supply of the active pharmaceutical ingredient, or API. We may engage a secondary supplier to synthesize XENLETA. However, our current operating plans do not include a secondary supplier unless we obtain additional funding. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of XENLETA. We have entered into commercial supply agreements with these same manufacturers to support the commercialization of XENLETA in the United States and, if approved outside of the United States, to support future demand outside of the United States. We also entered into a long-term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of XENLETA API and a commercial packaging and supply agreement with Sharp Corporation for the secondary packaging of XENLETA for distribution in the United States.

In addition, we have entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to us, on an exclusive basis, the API mixture for CONTEPO in support of our NDA filing and, if CONTEPO is approved, will supply the commercial API mixture for CONTEPO in the United States. We have also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply us with certain technical documentation and data as required for our NDA filing for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States, if approved. We entered into a commercial packaging agreement with AndersonBrecon, Inc. for the commercial packaging and serialization of CONTEPO. Alternatively, we may elect to have secondary packaging and serialization of CONTEPO completed under our existing commercial packaging and supply agreement with Sharp Corporation. We also entered into a manufacturing and supply agreement with Fisiopharma S.r.l., or Fisiopharma, for the supply, on a minimum commitment basis, of a percentage of our commercial requirements of CONTEPO in bulk drug vials for the United States as well as the supply of bulk drug vials of CONTEPO in connection with the submission of an NDA.

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

Third-party manufacturers may not be able to comply with current good manufacturing practice, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products. Such failure could also result in the delay of our obtaining regulatory approval of our product candidates. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates and products may adversely affect our revenues and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis. In addition, slower than forecasted commercialization of our products in approved territories may adversely affect our profit margins and uninterrupted supply of our product as a result of our potential failure to comply with contractual minimum order commitments with our third party suppliers.

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

We are commercializing XENLETA and, expect to commercialize CONTEPO, if approved in the United States with targeted sales and marketing efforts. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we have entered into a license agreement with Sinovant pursuant to which we granted Sinovant certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and we have also entered into a license agreement with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology, products and product candidates. We seek to protect our proprietary position by filing patent applications in the United States, Europe and in certain additional foreign jurisdictions related to our novel technologies, products and product candidates that are important to our business. This process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, if we license technology, products or product candidates from third parties, these license agreements may not permit us to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering this intellectual property. These agreements could also give our licensors the right to enforce the licensed patents without our involvement, or to decide not to enforce the patents at all. Therefore, in these circumstances, these patents and applications may not be prosecuted, maintained and enforced in a manner consistent with the best interests of our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology, products or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination,  inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology, products or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future technology, products or product candidates.

Even if our patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or any licensed patents by developing similar or alternative technologies, products or product candidates in a non-infringing manner. In addition, other companies may attempt to circumvent any regulatory data protection or market exclusivity that we obtain under applicable legislation, which may require us to allocate significant resources to preventing such circumvention. Legal and regulatory developments in the European Union and elsewhere may also result in clinical trial data submitted as part of an MAA becoming publicly available. Such developments could enable other companies to circumvent our intellectual property rights and use our clinical trial data to obtain marketing authorizations in the European Union and in other jurisdictions. Such developments may also require us to allocate significant resources to prevent other companies from circumventing or violating our intellectual property rights. Our attempts to prevent third parties from circumventing our intellectual property and other rights may ultimately be unsuccessful. We may also fail to take the required actions or pay the necessary fees to maintain our patents.

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

Competitors may infringe our patents, trademarks, copyrights or other intellectual property. To counter such infringement or unauthorized use, we may be required to file claims, which can be expensive, time consuming and a distraction to management. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging our patents, trademarks, copyrights or other intellectual property are invalid or unenforceable or that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology, including interference, derivation, inter partes review or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and proceedings may increase as our product candidates approach commercialization, and as we gain greater visibility as a public company with commercial products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our products and product candidates. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing XENLETA or CONTEPO. Thus, we do not know with certainty whether XENLETA, CONTEPO or any other product candidate, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

If we are found to infringe a third party’s intellectual property rights, or to avoid or settle litigation, we could be required to obtain a license to continue developing and marketing our products, product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial payments. We could be forced, including by court order, to cease commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our technology, products and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

In addition, while we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our pleuromutilin business was founded as a spin-off from Sandoz. Although all patents and patent applications are fully owned by us and were either filed by Sandoz with all rights fully transferred to us, or filed in our sole name, because we acquired certain of our patent rights from Sandoz, we must rely on their prior practices, with regard to the assignment of such intellectual property. Similarly, for any patents and patent applications we acquired from Zavante in connection with the Acquisition, we must rely on Zavante’s prior practices with regard to the assignment of intellectual property.

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

In addition to seeking patents for some of our technology, products and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, know-how, technology and other proprietary information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, we cannot guarantee that we have executed these agreements with each party that may have or has had access to our trade secrets and other confidential information or that the agreements we have executed will provide adequate protection. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be obtained or independently developed by a competitor, our competitive position would be harmed.

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. We have not received approval to market XENLETA in any jurisdiction other than the United States or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States.  In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.  Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. The FDA has accepted our application and scheduled the PDUFA date for June 19, 2020. In addition to the facility inspections and manufacturing deficiencies at our API contract manufacturer that were identified in the Complete Response Letter we received from the FDA in connection with our NDA for CONTEPO, we have also been made aware that another one of our third-party manufacturers is currently subject to an open FDA Form 483, which relates to the IV fosfomycin that the third-party manufacturer is supplying to another company. If these manufacturing issues are not resolved to the FDA’s satisfaction prior to the PDUFA date for CONTEPO, or if we or any of our third-party manufacturers or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports or FDA Form 483s identifying noncompliance with applicable regulations, or the COVID-19 pandemic impacts regulatory review, we would be delayed in obtaining or fail to obtain regulatory approval of our product candidates, including CONTEPO.

The effects of COVID-19 may also disrupt the FDA’s review of our NDA for CONTEPO.  We expect that, in connection with its review of the NDA for CONTEPO, the FDA may inspect the facilities of our third-party manufacturers in Europe. However, on March 10, 2020, the FDA announced that it would restrict travel of its employees to Europe for inspections as a result of the spread of COVID-19. As a result of this decision, the timing of the FDA’s review of our NDA for CONTEPO may be delayed. Moreover, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies.  Although the FDA has established the Prescription Drug User Fee Act date of June 19, 2020 for CONTEPO, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for CONTEPO.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, the FDA has announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies.  Although the FDA has established the Prescription Drug User Fee Act date of June 19, 2020 for CONTEPO, it is unknown whether the demands and operational restrictions placed on the FDA by COVID-19 will delay the FDA’s review of the NDA for

CONTEPO. Additionally, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We are increasingly dependent upon technology systems and data to operate our business. In particular, the COVID-19 pandemic has caused us to modify our business practices, including the requirement that our office-based employees work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data.

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

We are highly dependent on the principal members of our management team. Although we have formal employment agreements with each of our executive officers, these agreements do not prevent our executives from terminating their employment with us at any time. We do not maintain “key person” insurance on any of our executive officers. The unplanned loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining qualified personnel, including in the United States and Ireland where we have key business processes, will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. Our functional teams are small and therefore attrition can lead to gaps in institutional knowledge and risks to running the business. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by companies other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we cannot recruit and retain qualified personnel, we may be unable to successfully develop our product candidates, conduct our clinical trials and commercialize our product candidates.

We have recently reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. The restructuring is intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, as well as our business development strategy to in-license additional community products.  The restructuring resulted in the termination of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the restructuring described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

Risks Related to Ownership of Our Ordinary Shares

An active trading market for our ordinary shares may not be sustained.

Our ordinary shares began trading on the Nasdaq Global Select Market on June 26, 2017. Given the limited trading history of our ordinary shares, there is a risk that an active trading market for our ordinary shares will not be sustained, which could put downward pressure on the market price of our ordinary shares and thereby affect the ability of our security holders to sell their shares.

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

•	our ability to successfully commercialize the oral and intravenous formulations of XENLETA for the treatment of CABP and the intravenous formulation of CONTEPO, if approved;
•	our ability to obtain FDA approval of CONTEPO;
•	our ability to successfully implement our proposed business strategy;
•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory delays and greater government regulation of potential products due to adverse events;
•	regulatory or legal developments in the United States, the European Union and other countries or regions;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	one or more of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;
•	our ability to comply with the restrictive covenants under our Loan Agreement and avoid an event of default that may lead to an acceleration of the amounts due under the Loan Agreement;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	perception and market performance of companies that are perceived to be similar to us:
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	activism by any single large shareholder or combination of shareholders;
•	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize XENLETA or, if approved, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. See  “—Risks Related to Our Financial Position and Need for Additional Capital— We and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.”.

The number of shares of ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.

As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 13,793,106 shares of ordinary shares at an exercise price of $1.90 per share. As of March 31, 2020, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each warrant is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

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

If we fail to meet the requirements for continued listing on The Nasdaq Global Select Market, our ordinary shares could be delisted from trading, which would decrease the liquidity of our ordinary shares and our ability to raise additional capital.

Our ordinary shares are currently listed for quotation on The Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on The Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share.

On April 29, 2020, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that, based on the closing bid for the last 30 consecutive business days, we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Select Market, as set forth in Listing Rule 5450(a)(1), or the Bid Price Rule. The notice did not result in the immediate delisting of our ordinary shares from The Nasdaq Global Select Market.  In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days to regain compliance with the Bid Price Rule.  However, due to recent market conditions, Nasdaq has determined to toll the compliance period for the Bid Price Rule through June 30, 2020. As a result, the compliance period for the Bid Price Rule will be reinstated on July 1, 2020 and the Company will have until December 28, 2020, or the Compliance Date, to regain compliance with the Bid Price Rule.  To regain compliance, the closing bid price of our ordinary shares must be at least $1.00 per share for a minimum of ten consecutive business days on or before the Compliance Date. If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. In addition to continuing to monitor the closing bid price of our ordinary shares, we expect to consider available options to regain compliance with the Bid Price Rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule.

If we do not regain compliance with the Bid Price Rule by the Compliance Date or if in the future we fail to satisfy The Nasdaq Global Select Market’s other continued listing requirements, we may transfer to The Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to The Nasdaq Capital Market or having our ordinary shares trade on the OTC Bulletin Board could adversely affect the liquidity of our ordinary shares. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our ordinary shares, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ordinary shares to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our share price.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors”. Many of these factors are outside our control. As a result, we may not be able to comply with the Bid Price Rule. Any potential delisting of our ordinary shares from The Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our ordinary shares and would adversely affect our ability to raise additional capital or enter into strategic transactions. Any potential delisting of our ordinary shares from The Nasdaq Global Select Market would also make it more difficult for our shareholders to sell their ordinary shares in the public market.

Our ordinary shares do not trade on any exchange outside of the United States.

Our ordinary shares are listed only in the United States on The Nasdaq Global Select Market, and we have no plans to list our ordinary shares in any other jurisdiction. As a result, a holder of ordinary shares outside of the United States may not be able to effect transactions in our ordinary shares as readily as the holder may if our ordinary shares were listed on an exchange in that holder’s home jurisdiction.

Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline significantly, even if our business is doing well.

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 95,109,047 ordinary shares outstanding as of March 31, 2020. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of March 31, 2020, an aggregate of 4,229,437 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019 we entered into the Jefferies ATM Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 13,117,034 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $18.0 million, and net proceeds of $17.2 million, after deducting commissions and offering costs. We previously entered into the Cantor ATM Agreement with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. As of the effective date of the termination of the Cantor ATM Agreement, we had issued and sold an aggregate of 10,316,190 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds to us of $36.3 million, after deducting commissions and offering expenses payable by us.

Moreover,  as part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 13,793,106 shares of ordinary shares at an exercise price of $1.90 per share. As of March 31, 2020, all of these warrants remained outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each warrant is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might have otherwise occurred.

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

As a public company we incur, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and if such insurance becomes prohibitively expensive, this could make it more difficult for us to attract and retain qualified members of our board.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity by certain significant shareholders over a rolling three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income and taxes may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our share ownership, some of which would be outside our control. If our ability to use our net operating losses and other tax attributes is limited by ownership changes, we may be unable to utilize a material portion of our net operating losses and other tax attributes to offset our future taxable income. In addition, there is also a risk that due to changes in laws and regulations, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities.

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

As a result of the Tax Act, all of our non-U.S. subsidiaries will be treated as CFCs. The legislative history under the Tax Act indicates that this change may not have been intended to cause these non-U.S. subsidiaries to be treated as CFCs with respect to a United States shareholder that is not related to our U.S. subsidiary. However,  particularly since an express provision to that general effect was at one time part of recently introduced tax legislation but was not included in the version signed into law by the President, it is not clear whether the IRS or a court would interpret the change made by the Tax Act in a manner consistent with such apparent intent.

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

If we were to be treated as a PFIC for the taxable year ending December 31, 2020, or any other taxable year during which a U.S. holder held or holds our ordinary shares, certain adverse U.S. federal income tax consequences could apply to the U.S. holder. We currently intend to make available the information necessary to permit a U.S. holder to make a valid qualified electing fund, or QEF, election, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. holder of ordinary shares if it is determined that we are a PFIC for a given taxable year. However, we may choose not to provide such information at a future date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10‑Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Second Amendment to Loan and Security Agreement, dated as of January 8, 2020, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-K	001-37558	3/12/2020	10.40
10.2	Third Amendment to Loan and Security Agreement, dated as of March 11, 2020, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-K	001-37558	3/12/2020	10.41

31.1	Certification of principal executive officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial officer pursuant to Rule 13a‑14(a) or 15d‑14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company’s Quarterly Report on Form10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and March 31, 2020, (ii) Consolidated Statements of Operations for the three months ended March 31, 2019 and 2020, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2020, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and 2020 and (v) Notes to Unaudited Consolidated Financial Statements.

X

** Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: May 11, 2020
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer
(Principal Financial and Accounting Officer)