Form 10-Q
period 2020-06-30
Nabriva Therapeutics plc
filed 2020-08-06
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ⌧

Non-accelerated filer ◻	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes  ☐  No  ⌧

As of July 31, 2020, the registrant had 143,822,279 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully re-commence the commercial activities of XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our ability to re-establish a sales force for the commercialization of XENLETA, SIVEXTRO and CONTEPO, if approved;
●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	the timing of the resubmission of the NDA for CONTEPO and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA and any other product candidates we may obtain;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;
●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of XENLETA, SIVEXTRO and/or CONTEPO, if approved;
●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or studies in different disease indications will be indicative of the results of ongoing or future trials;

●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	our plans to pursue development of other product candidates;
●	the availability of lefamulin in China and Canada;
●	our expectations regarding the ability of our customers to satisfy the demand for XENLETA with their existing inventory;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Zavante Therapeutics, Inc., or Zavante, which was completed on July 24, 2018, or the Acquisition, pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement, by and among Nabriva, Zuperbug Merger Sub I, Inc., or Merger Sub I, Zuperbug Merger Sub II, Inc., or Merger Sub II, Zavante and the Zavante stockholder representative, including the potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to milestone payments pursuant to the Merger Agreement and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of XENLETA for CABP, SIVEXTRO for acute bacterial skin and skin structure infections, CONTEPO for cUTI and our other product candidates;
●	our ability to establish and maintain collaborations;
●	the future development or commercialization of XENLETA in the greater China region and Canada;
●	the potential benefits under our license agreements with Sinovant Sciences, Ltd., or the Sinovant License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
●	our future intellectual property position;
●	our ability to effectively manage our anticipated growth;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
●	competitive factors;

●	risks of relying on external parties such as contract manufacturing organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers, following the Acquisition;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between Zavante and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10-Q.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	December 31, 2019	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$86,019	$49,660
Restricted cash	392	229
Short-term investments	175	175
Accounts receivable, net and other receivables	2,744	3,228
Inventory	682	5,196
Prepaid expenses	1,158	3,921
Total current assets	91,170	62,409
Property, plant and equipment, net	2,474	2,176
Intangible assets, net	91	97
Long-term receivables	378	368
Total assets	$94,113	$65,050
Liabilities and equity
Current liabilities:
Accounts payable	$4,673	$2,620
Accrued expense and other current liabilities	11,966	8,376
Total current liabilities	16,639	10,996
Non-current liabilities
Long-term debt	34,502	7,477
Other non-current liabilities	1,698	2,116
Total non-current liabilities	36,200	9,593
Total liabilities	52,839	20,589
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at June 30, 2020; 94,545,116 and 142,965,483 issued and outstanding at December 31, 2019 and June 30, 2020, respectively	945	1,430
Preferred shares, par value $0.01, 100,000,000 shares authorized at June 30, 2020; None issued and outstanding	—	—
Additional paid in capital	517,044	558,446
Accumulated other comprehensive income	27	27
Accumulated deficit	(476,742)	(515,442)
Total stockholders’ equity	41,274	44,461
Total liabilities and stockholders’ equity	$94,113	$65,050

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2019	2020	2019	2020
Revenues:
Product revenue, net	$—	(48)	$—	$108
Collaboration revenue	—	7	1,000	152
Research premium and grant revenue	525	528	1,228	1,016
Total revenue	525	487	2,228	1,276
Operating expenses:
Cost of product sales	—	(368)	—	(376)
Research and development expenses	(8,074)	(6,500)	(15,612)	(11,444)
Selling, general and administrative expenses	(13,427)	(8,072)	(26,836)	(24,097)
Total operating expenses	(21,501)	(14,940)	(42,448)	(35,917)
Loss from operations	(20,976)	(14,453)	(40,220)	(34,641)
Other income (expense):
Other income (expense), net	56	(634)	126	164
Interest income	72	16	82	80
Interest expense	(904)	(251)	(1,803)	(1,275)
Loss on extinguishment of debt	—	—	—	(2,757)
Loss before income taxes	(21,752)	(15,322)	(41,815)	(38,429)
Income tax benefit (expense)	45	(119)	(109)	(271)
Net loss	$(21,707)	(15,441)	$(41,924)	$(38,700)

Loss per share
Basic and Diluted ($ per share)	$(0.30)	(0.14)	$(0.59)	$(0.37)
Weighted average number of shares:
Basic and Diluted	72,526,441	112,778,258	70,624,583	103,686,706

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2019	67,019	$670	$461,911	$27	$(393,978)	$68,630
Issuance of ordinary shares	4,317	43	10,014	—	—	10,057
Equity transaction costs	—	—	(270)	—	—	(270)
Stock-based compensation expense	—	—	1,907	—	—	1,907
Net loss	—	—	—	—	(20,217)	(20,217)
March 31, 2019	71,336	713	473,562	27	(414,195)	60,107
Issuance of ordinary shares	1,570	16	3,691	—	—	3,707
Equity transaction costs	—	—	(523)	—	—	(523)
Stock-based compensation expense	—	—	1,821	—	—	1,821
Net loss	—	—	—	—	(21,707)	(21,707)
June 30, 2019	72,906	$729	$478,551	$27	$(435,902)	$43,405

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2020	94,545	$945	$517,044	$27	$(476,742)	$41,274
Issuance of ordinary shares	479	5	181	—	—	186
Equity transaction costs	—	—	(39)	—	—	(39)
Shares issued in connection with the vesting of restricted stock units	85	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,752	—	—	1,752
Net loss	—	—	—	—	(23,259)	(23,259)
March 31, 2020	95,109	951	518,937	27	(500,001)	19,914
Issuance of ordinary shares	47,578	476	40,891	—	—	41,367
Equity transaction costs	—	—	(2,709)	—	—	(2,709)
Shares issued in connection with the employee stock purchase plan	93	1	42	—	—	43
Shares issued in connection with the vesting of restricted stock units	185	2	(2)	—	—	—
Stock-based compensation expense	—	—	1,287	—	—	1,287
Net loss	—	—	—	—	(15,441)	(15,441)
June 30, 2020	142,965	$1,430	$558,446	$27	$(515,442)	$44,461

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2020
Cash flows from operating activities
Net loss	$(41,924)	$(38,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	(3)	(15)
Non-cash interest income	28	3
Non-cash interest expense	371	218
Loss on extinguishment of debt	—	2,757
Depreciation and amortization expense	245	209
Amortization of right-of-use assets	211	171
Stock-based compensation	3,728	3,103
Other, net	(20)	39
Changes in operating assets and liabilities:
Increase in long-term receivables	(282)	10
Increase in accounts receivable, net and other receivables and prepaid expenses	470	(3,247)
Increase in inventory	—	(4,514)
Increase/(decrease) in accounts payable	(346)	(1,950)
Decrease in accrued expenses and other liabilities	(4,106)	(3,427)
Increase/(decrease) in other non-current liabilities	(52)	4
Increase/(decrease) in income tax liabilities	10	(33)
Net cash used in operating activities	(41,670)	(45,372)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(57)	(85)
Changes in restricted cash	—	(163)
Net cash used in investing activities	(57)	(248)
Cash flows from financing activities
Proceeds from equity offerings and warrants	—	38,414
Proceeds from at-the-market facility	13,592	3,688
Proceeds from long-term debt, net of issuance costs	80	—
Proceeds from employee stock purchase plan	170	43
Repayments of long-term borrowings	—	(30,000)
Equity transaction costs	(414)	(2,977)
Net cash provided by financing activities	13,428	9,168

Effects of foreign currency translation on cash and cash equivalents	40	(70)
Net decrease in cash, cash equivalents and restricted cash	(28,259)	(36,522)
Cash, cash equivalents and restricted cash at beginning of period	102,003	86,411
Cash, cash equivalents and restricted cash at end of period	$73,744	$49,889
Supplemental disclosure of cash flow information:
Interest paid	$1,109	$1,147
Equity transaction costs included in accounts payable and accrued expenses	$498	$319

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

On July 28, 2020, the Company announced that the European Commission (“EC”) issued a legally binding decision for approval of the marketing authorization application for XENLETA™ (lefamulin) for the treatment of community-acquired pneumonia (“CAP”) in adults following a review by the European Medicines Agency (“EMA”). The EMA approval of XENLETA in CAP patients when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed paves the way for the launch of XENLETA across Europe. The Company previously announced that the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA adopted a positive opinion recommending approval of XENLETA for the treatment of CAP. The EC approved XENLETA for all 28 countries of the European Union (“E.U.”), Norway, Iceland, and Liechtenstein. Nabriva intends to work with a commercial partner to make XENLETA available to patients in the E.U.

On July 16, 2020, the Company announced that Sunovion Pharmaceuticals Canada Inc. (“Sunovion”), received approval from Health Canada to market oral and intravenous (IV) formulations of XENLETA® (lefamulin) for the treatment of CAP in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. Nabriva entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada.

On July 15, 2020, the Company announced that it entered into a Sales Promotion and Distribution Agreement (the “Distribution Agreement”) with MSD International GmbH (“MSD”) and Merck Sharp & Dohme Corp. (“Supplier”), each a subsidiary of Merck & Co. Under the Distribution Agreement, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use in the United States and its territories. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. Nabriva has also engaged Amplity Health, a leading pharmaceutical contract commercial organization, to provide community-based commercial and sales services for SIVEXTRO and XENLETA® in the United States.

On June 30, 2020 the Company announced that WEP Clinical (“WEP”), a specialist pharmaceutical services company, has signed an exclusive agreement with the Company to supply XENLETA® (lefamulin) on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program (“NPP”) is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

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

On July 23, 2018, the Company acquired Zavante Therapeutics Inc. (“Zavante”), a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection), and entered into an Agreement and Plan of Merger (the “Merger Agreement”). CONTEPO is potentially a first-in-class epoxide antibiotic for IV administration in the United States. The Company is developing CONTEPO IV for complicated urinary tract infections (“cUTI”) and may potentially develop XENLETA and CONTEPO for additional indications. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with the Company’s NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. The Company resubmitted its NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. On June 19, 2020, the FDA issued a second CRL on the NDA for CONTEPO. Although the Company’s European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at the Company’s manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions caused by the COVID-19 pandemic. In general, previously identified product quality and facility inspection related observations at the Company’s contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. The Company’s contract manufacturers plan to interact with FDA to discuss its plans for conducting inspections at their sites. The Company plans to request a Type A meeting with the FDA to discuss appropriate next steps and the FDA’s plans for completing foreign facility inspections. CONTEPO has been granted Qualified Infectious Disease Product (“QIDP”) and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, the Company cannot predict when the CONTEPO NDA will be resubmitted or when CONTEPO would receive marketing approval, if at all.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of June 30, 2020, the Company had cash and cash equivalents, restricted cash and short-term investments of $50.1 million.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern (“ASC 205-40”), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

The Company expects to continue to invest in critical commercial and medical affairs activities, its commitments per the agreement with Merck & Co., Inc., as well as investing in its supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. The Company expects to seek additional funding in future periods to support these activities. While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

In April 2020, the Company announced a restructuring of its hospital-based commercial sales force and transition to a community-based sales effort. The restructuring has reduced costs to align with the capabilities of the Company’s sales effort with its strategic re-focus on making sales of XENLETA to community health care professionals. The Company has incurred $676,000 of selling, general and administrative expense related to the reduction in personnel, consisting of severance, benefits and related costs, all of which were incurred in the second quarter of 2020. As of June 30, 2020, there were no outstanding liabilities associated with the restructuring. The termination of the sales force was timed, in part, to coincide with operational changes that have been implemented by the Company in response to the outbreak of the novel coronavirus, SARS-CoV-2, causing the disease referred to as “COVID-19”. In response to the COVID-19 pandemic, the Company closed its administrative offices and shifted to a remote working business model. The Company implemented a work-from-home policy for all of its employees. The commercial and medical organizations suspended in-person interactions with physicians and customers and are restricted to conducting educational and promotional activities virtually for the foreseeable future. The Company has secured a new virtual and in-person sales effort with community-based expertise with Amplity Health, who is a Contract Sales Organization, to replace its hospital-based sale force, however the Company has not determined when it would begin utilizing such a community-based sales effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect.

The Company’s expenses will increase if it suffers any regulatory delays or is required to conduct additional clinical trials to satisfy regulatory requirements. The Company has incurred and expects to continue to incur significant commercialization expenses related to its commitments per the agreement with Merck & Co., Inc., product sales, marketing, distribution and manufacturing for XENLETA, SIVEXTRO and CONTEPO, if approved. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. It is also uncertain when, if ever, the Company will generate sufficient revenues from product sales to achieve profitability.

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

As discussed in Note 6, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement with Hercules in March 2020. Based on its current operating plans, the Company expects that its existing cash, cash equivalents and short-term investments as of June 30, 2020, will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

As of June 30, 2020, the Company has issued and sold an aggregate of 13,117,034 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $18.0 million and net proceeds of $17.2 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended June 30, 2020, the Company issued and sold an aggregate of 6,133,108 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $3.4 million and net proceeds of $3.3 million, after deducting commissions to Jefferies and other offering expenses. The Company has not sold or issued any ordinary shares pursuant to the Jefferies ATM Agreement from June 30, 2020 and through the date of this filing. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $32.0 million under the Jefferies ATM Agreement.

In December 2019, the Company sold to certain institutional investors in a registered direct offering an aggregate of 13,793,106 ordinary shares, and accompanying warrants to purchase up to an aggregate of 13,793,106 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $1.45 per security. The gross proceeds to the Company from the offering, before deducting the placement agent’s fees and other offering expenses payable by the Company were $20.1 million. Each warrant has an exercise price of $1.90 per share, is initially exercisable six months following the date of issuance (the “Initial Exercise Date”) and will expire on the three-year anniversary of the Initial Exercise Date.

In May 2020, the Company sold to certain institutional investors, including Fidelity Management & Research Company, LLC, in a registered direct offering an aggregate of 41,445,373 ordinary shares and accompanying warrants to purchase up to an aggregate of 41,445,373 ordinary shares at a combined price of $0.91686 per security. The gross proceeds to the Company from the offering, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, were $38.0 million. Each warrant has an exercise price of $0.792 per share, is immediately exercisable and will expire on the two-year anniversary of the issuance date.

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

The accompanying consolidated financial information as of June 30, 2020 and for the three and six months ended June 30, 2019 and 2020 are unaudited. The December 31, 2019 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2020 and results of operations for the three and six months ended June 30, 2019 and 2020. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2019 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2020.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the six months ended June 30, 2020.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and would record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. During the three and six months ended June 30, 2020, the Company recorded a $0.4 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA product sales. Inventory reported at December 31, 2019 and June 30, 2020 consisted of the following:

	As of	As of
	December 31, 2019	June 30, 2020
(in thousands)	2019	2020
Raw materials	$—	$1,783
Work in process	498	3,180
Finished goods	184	233
Total Inventory	$682	$5,196

4.           Fair Value Measurement

US GAAP establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

●	Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
●	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (as prices) or indirectly (as exchange rates).
●	Level 3: Valuation techniques that include inputs for the asset or liability that are not based on observable market data (those are unobservable inputs) and significant to the overall fair value measurement.

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Cash equivalent:
Money market fund	$15,050	$—	$—	$15,050
Short term investments:
Term deposits	175	—	—	175
Total Assets	$15,225	$—	$—	$15,225

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short term investments:
Term deposits	175	—	—	175
Total Assets	$8,225	$—	$—	$8,225

There were no transfers between Level 1 and 2 in the six months ended June 30, 2020 or the year ended December 31, 2019. There were no changes in valuation techniques during the six months ended June 30, 2020.

As of June 30, 2020, and December 31, 2019, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

	As of	As of
(in thousands)	December 31, 2019	June 30, 2020
Research and development related costs	$1,347	$1,084
Payroll and related costs	6,327	3,800
Accounting, tax and audit services	420	575
Manufacturing and inventory	639	757
Other	3,233	2,160
Total other current liabilities	$11,966	$8,376

6.           Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc. (“Hercules”), pursuant to which a term loan of up to an aggregate principal amount of $75.0 million was available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $5.0 million became available upon the approval by the FDA of the NDA for XENLETA, which was drawn down. The other Tranches are no longer available as their contingencies were not achieved. The Company may request a term loan advance of $5.0 million prior to December 31, 2021 subject to Hercules’s sole discretion.

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

On March 11, 2020, the Company entered into an amendment, or the Amendment, to its Loan Agreement with Hercules. Pursuant to the Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement (the “Prepayment”). The Company determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million (the “Liquidity Requirement”). Under the Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement. The Company was in compliance with all of its Loan Agreement covenants at June 30, 2020.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Amendment, the Company recognized a non-cash $2.7 million loss on the extinguishment of debt which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at June 30, 2020 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2019 and June 30, 2020 consisted of the following:

	As of	As of
	December 31	June 30
(in thousands)	2019	2020
Term loan payable	$35,000	$5,000
End of term fee	443	1,905
Unamortized debt issuance costs	(1,742)	(244)
Carrying value of term loan	33,701	6,661
Other long-term debt	801	816
Total long-term debt	$34,502	$7,477

Maturities of long-term debt as of June 30, 2020 were as follows:

(in thousands)	June 30, 2020
2020	$—
2021	1,156
2022	2,493
2023	1,351

7.           Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2020	2019	2020
Product revenue, net	$—	$(48)	$—	$108
Collaboration revenues	—	7	1,000	152
Research premium	351	301	744	591
Government grants	174	227	484	425
Total	$525	$487	$2,228	$1,276

The $1.0 million of collaboration revenue for the six months ended June 30, 2019 reflects the upfront payment under the Sunovion License Agreement received in April 2019 (see Note 11).

We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers). Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private practices. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.

For the three and six months ended June 30, 2020 product revenues, gross were $0.1 million and $0.4 million, respectively. Our product revenues, gross (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates, resulting in our reported “product revenues, net” in the accompanying consolidated statements of operations. These GTN estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to our reported product revenues, net.

The following tables summarizes gross-to-net (“GTN”) adjustments for the periods presented:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2020	June 30, 2020
Product revenue, gross	$149	$398
GTN accruals
Chargebacks and cash discounts	5	13
Medicaid and Medicare rebates	18	46
Other returns, rebates, discounts and adjustments	35	92
Total GTN accruals	58	151
Product revenue	91	247
Adjustments to prior period accruals
Returns reserve (1)	(349)	(349)
GTN accrual adjustments	210	210
Product revenue, net	$(48)	$108

(1) The Company recorded a returns reserve adjustment for slow-moving inventory, representing 50% of XENLETA IV inventory held at our Specialty Distributors as of June 30, 2020.

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

The following table summarizes information regarding the Company’s stock option awards under the SOP 2015 for the six months ended June 30, 2020:

		Weighted
		average
		exercise	Aggregate
		price in	intrinsic
Stock Option Plan 2015	Options	$ per share	value
Outstanding as of January 1, 2020	2,290,594	8.33
Granted	—	—
Exercised	—	—
Forfeited	63,179	9.02
Outstanding as of June 30, 2020	2,227,415	8.31	$—
Vested and exercisable as of June 30, 2020	2,073,469	8.23	$—

Stock-based compensation expense under the SOP 2015 was $0.7 million and $1.6 million for the three and six months ended June 30, 2019, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2020, respectively.

The weighted average remaining contractual life of the options as of June 30, 2020 is 5.9 years.

As of June 30, 2020, there was $0.8 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 0.5 years.

2017 Share Incentive Plan

On July 26, 2017, the Company’s board of directors adopted the 2017 Share Incentive Plan (the “2017 Plan”) and the shareholders approved the 2017 Plan at the Company’s Extraordinary General Meeting of Shareholders on September 15, 2017. Following shareholder approval of the 2017 Plan, the Company ceased making awards under the SOP 2015. However, all outstanding awards under SOP 2015 will remain in effect and continue to be governed by the terms of the SOP 2015. The 2017 Plan permits the award of share options (both incentive and nonstatutory options), share appreciation rights (“SARs”), restricted shares, restricted share units (“RSUs”), and other share-based awards to the Company’s employees, officers, directors, consultants and advisers. The 2017 Plan is administered by the Company’s board of directors.

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

At June 30, 2020, 1,829,811 ordinary shares were available for future issuance under the 2017 Plan.

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

The following table summarizes information regarding the Company’s stock option awards under the 2017 Plan for the six months ended June 30, 2020:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2017 Plan	Options	per share	value
Outstanding as of January 1, 2020	4,422,664	3.55
Granted	1,290,500	1.35
Exercised	—	—
Forfeited	(748,874)	2.56
Outstanding as of June 30, 2020	4,964,290	3.13	$—
Vested and exercisable as of June 30, 2020	1,968,950	4.21	$—

Stock-based compensation expense for stock options granted under the 2017 Plan was $0.8 million and $1.3 million for the three and six months ended June 30, 2019 and $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively. The weighted average fair value of the options granted during the six months ended June 30, 2020 was $0.80 per share. The options granted in the six months ended June 30, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

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

The weighted average remaining contractual life of the options as of June 30, 2020 is 8.7 years.

As of June 30, 2020, there was $3.9 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 1.1 years.

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

During 2018, the Company granted RSUs to certain employees where vesting of the RSUs was subject to FDA approval of an NDA for XENLETA. Fifty percent (50%) of each RSU award vested upon FDA approval, and the remaining fifty percent (50%) will vest on the one- year anniversary of such approval. In connection with the FDA approval that was received in August 2019, the Company started recognizing compensation expense, as there was no compensation expense recognized on these awards prior to the FDA approval as it was determined that approval was not probable since it was outside of the Company’s control. Also during 2018, the Company granted RSUs to certain employees that have vested in three six-month increments beginning in May 2019 and ending in May 2020. Lastly, the Company granted RSUs in 2018 to certain employees where vesting of the RSUs is subject to FDA approval of an NDA for CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval, and the remaining fifty percent (50%) will vest on the one- year anniversary of such approval.

The following table summarizes information regarding our restricted stock unit awards under the 2017 Plan at June 30, 2020:

		Weighted
		average fair
2017 Plan	RSUs	value per share
Outstanding as of January 1, 2020	901,686	3.69
Granted	1,557,300	1.35
Vested and issued	(334,210)	2.03
Forfeited	(230,792)	1.83
Outstanding as of June 30, 2020	1,893,984	1.83

For the three and six months ended June 30, 2019, $0.4 million and $0.6 million, respectively, of stock-based compensation expense was recognized for RSUs. Stock-based compensation expense for RSUs granted under the 2017 Plan was $0.4 million and $1.0 million for the three and six months ended June 30, 2020, respectively.

The Company has total unrecognized compensation costs of $2.6 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.3 years. The fair value of RSU’s that vested during the six months ended June 30, 2020 was $0.4 million.

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

On April 28, 2020, the board of directors resolved not to make any further awards under the 2019 Inducement Plan.

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

The following table summarizes information regarding the Company’s stock option awards under the 2019 Inducement Plan for the six months ended June 30, 2020:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2019 Inducement Plan	Options	per share	value
Outstanding as of January 1, 2020	605,650	2.14
Granted	182,000	1.35
Exercised	—	—
Forfeited	(392,000)	2.02
Outstanding as of June 30, 2020	395,650	1.96	$—
Vested and exercisable as of June 30, 2020	40,224	2.64	—

Stock-based compensation expense under the 2019 Inducement Plan was less than $0.1 million for both the three and six months ended June 30, 2019 and less than $0.1 million for the three and six months ended June 30, 2020, respectively. The weighted average fair value of the options granted during the six months ended June 30, 2020 was $0.79 per share. The options granted in the six months ended June 30, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	63.7% - 64.0%
Expected term of options (in years)	6.1
Risk-free interest rate	1.0% - 1.4%
Dividend yield	—

The weighted average remaining contractual life of the options as of June 30, 2020 is 9.2 years.

As of June 30, 2020, there was $0.4 million of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 1.5 years.

Inducement Awards Outside of the 2019 Inducement Plan

On July 25, 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based RSUs to the Company’s newly appointed Chief Executive Officer (the “CEO”). These equity awards were granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based restricted share units are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. Since the FDA did not approve an NDA for both XENLETA and CONTEPO by January 31, 2020, the award was forfeited and the performance-based restricted share units terminated in full. The Company also issues non-statutory options to new employees upon the commencement of their employment

Stock-based compensation expense for the inducement awards granted outside of the 2019 Inducement Plan was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions. No expense has been recognized to date on the performance based RSUs. The significant inputs into the model were as follows:

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

The weighted average remaining contractual life of the options as of June 30, 2020 is 8.1 years.

As of June 30, 2020, there was $0.9 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 1.1 years.

2020 Share Incentive Plan

On March 4, 2020, the Company´s board of directors, adopted the 2020 Share Incentive Plan (the “2020 Plan”), which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020 (“AGM”). As of the date of the 2020 AGM, plus the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 9,300,000 ordinary shares, the number of our ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and our Amended and Restated Stock Option Plan 2015, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. Following shareholder approval of the 2020 Plan, no further awards will be made under the 2017 Plan.

The 2020 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards.

During the six months ended June 30, 2020, option awards to purchase 1,837,500 ordinary shares with an exercise price of $1.35 per share were granted under the 2020 Plan. Such awards would have automatically converted to cash-settled share appreciation rights if our shareholders did not approve the 2020 Plan at our AGM. As a result, the grants awarded under the 2020 Plan were liability classified until such shareholder approval was obtained. Stock-based compensation expense for the option awards under the 2020 Plan was $51 thousand and $65 thousand for the three and six months ended June 30, 2020, respectively.

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan (the “2018 ESPP”). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the “ESPP Share Pool”), subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool available as of June 30, 2020, represented 0.1% of the total number of shares of ordinary shares outstanding as of June 30, 2020. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the lower of the closing share price at the beginning and end of the six-month offering periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year. As of the date of this filing, the Company has suspended the 2018 ESPP until further notice.

9.           Income Tax Expense

For the three and six months ended June 30, 2019 the Company recorded a tax benefit of $45 thousand, and a tax expense of $0.1 million, respectively. For the three and six months ended June 30, 2020 the Company recorded a tax expense of $0.1 million, and $0.3 million, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at June 30, 2020 and December 31, 2019.

10.         Earnings (Loss) per Share

Basic and diluted loss per share

For the three and six months ended June 30, 2019 and 2020, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the

Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2020	2019	2020
Net loss for the period	$(21,707)	$(15,441)	$(41,924)	$(38,700)
Weighted average number of shares outstanding	72,526,441	112,778,258	70,624,583	103,686,706
Basic and diluted loss per share	$(0.30)	$(0.14)	$(0.59)	$(0.37)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2020	2019	2020
Stock option awards	8,363,789	10,274,855	8,363,789	10,274,855
Restricted stock units	1,524,642	1,893,984	1,524,642	1,893,984

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

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize the Licensed Products in Canada in all uses in humans in community-acquired bacterial pneumonia and in any other indication for which the Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC will establish a joint development committee (the “Sunovion JDC”), to review and oversee regulatory approval and commercialization plans in the Territory. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory. On November 7, 2019, the Company, through Sunovion, submitted a NDS. Health Canada determined there was a screening deficiency in December 2019 and a response from the Company/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. The NDS approval occurred on July 10, 2020.

The Company has identified two performance obligations at inception: (1) the delivery of the exclusive license to Sunovion, which the Company has determined is a distinct license of functional intellectual property that Sunovion has obtained control of; and, (2) the participation in the Sunovion JDC. The $1.0 million non-refundable upfront payment was allocated entirely to the delivery of the license as the Sunovion JDC deliverable was deemed to be de minimis. With the NDS approval that occurred on July 10, 2020, a regulatory milestone payment of $0.5 million became payable to the Company. Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestones become probable of achievement.

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

For the six months ended June 30, 2020, the Company’s operating lease expense was $0.8 million.

As of June 30, 2020, the lease term of the King of Prussia operating leases was 3.4 years and the discount rate was 9.8%.

As of June 30, 2020, other information related to the operating leases were as follows:

Operating Cash Flow Supplemental Information:

(in thousands)	June 30, 2020
Cash paid for amounts included in the measurement of the operating lease liabilities	$252
Right-of-use assets obtained in exchange for operating lease obligations	$1,476

The following table sets forth by year the required future payments of operating lease liabilities:

(in thousands)	June 30, 2020
2020	$255
2021	515
2022	522
2023	533
Total lease payments	1,825
Less imputed interest	(327)
Present value of operating lease liabilities	$1,498

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

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on November 4, 2019. On November 18, 2019, the Company filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted. On April 28, 2020, the Court dismissed the amended complaint without prejudice and granted plaintiff twenty days to show cause why the lawsuit should not be dismissed with prejudice. On May 8, 2020, the Court granted plaintiff a 21-day extension to show cause. On June 8, 2020, plaintiff filed a letter application to the court seeking leave to file a proposed second amended complaint, and on June 23, 2020, the court directed plaintiff to file the proposed second amended complaint. Plaintiff did so on June 24, 2020. The Company filed an answer to the second amended complaint on July 8, 2020. This case is currently in the discovery phase.

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

Other Commitments and Contingencies

The Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the six months ended June 30, 2020, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations relating to contract research organizations and contract manufacturing organizations.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

13.         Subsequent Events

On July 15, 2020, the Company entered into a Sales Promotion and Distribution Agreement (the “Distribution Agreement”) with MSD International GmbH (“MSD”) and Merck Sharp & Dohme Corp. (“Supplier”), each a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA. Under the Distribution Agreement, upon satisfaction of certain specified conditions, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient (marketed and sold by Supplier and MSD prior to the effective date of the Distribution Agreement under the trademark SIVEXTRO®) for injection, intravenous use and oral use (the “Products”) in final packaged form labeled with the Company’s National Drug Code numbers in the United States and its territories (the “Territory”). SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. Under the Distribution Agreement and subject to the fulfillment of certain conditions, including the Company having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, the Company is granted the right by MSD initially to promote the Products in the Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the Territory, including the sole right and responsibility to fill orders with respect to the Products in the Territory. Subject to applicable law, the Company is entitled to determine the final selling prices of the Products charged by the Company to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. The Company is responsible for all costs related to the promotion, sale and distribution of the Products by the Company, as well as all costs required to meet the Company’s staffing obligations under the Distribution Agreement. The Company is obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the Territory. The Company has agreed to employ a sales force or retain the services of a contract sales organization to fulfill its obligations under the Distribution Agreement. The Company also secured a virtual and in-person community-based sales effort with Amplity Health who is a Contract Sales Organization, however the Company has not determined when it would begin utilizing such a community-based sales effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 12, 2020. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These risks and uncertainties include risks relating to the impact of the COVID-19 pandemic on our business. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial right to two approved products, XENLETA and SIVEXTRO, as well as one product candidate, CONTEPO. In August 2019, our first product was approved by the U.S. Food and Drug Administration, or FDA, and we made it available in the United States in September 2019 under the brand name XENLETA. XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team. It inhibits the synthesis of bacterial protein, which is required for bacteria to grow by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe that XENLETA is well-positioned for use as a first-line monotherapy for the treatment of CABP due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and intravenous, or IV, formulations and a generally well-tolerated safety profile. We believe XENLETA represents a potentially important new treatment option for the five million adults in the United States diagnosed with CABP each year.

On July 28, 2020, we announced that the European Commission, or EC, issued a legally binding decision for approval of the marketing authorization application for XENLETA™ (lefamulin) for the treatment of community-acquired pneumonia, or CAP, in adults following a review by the European Medicines Agency, or EMA. The EMA approval of XENLETA in CAP patients when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed paves the way for the potential launch of XENLETA across Europe. We previously announced that the Committee for Medicinal Products for Human Use, or CHMP, of the EMA adopted a positive opinion recommending approval of XENLETA for the treatment of CAP. The EC approved XENLETA for all 28 countries of the European Union, or E.U., Norway, Iceland, and Liechtenstein. Nabriva intends to work with a commercial partner to make XENLETA available to patients in the E.U.

We submitted a new drug application, or NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. The FDA has granted fast track designation to CONTEPO under the Generating Antibiotics Incentives Now Act, or the GAIN Act. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with our NDA for CONTEPO for the treatment of cUTI, including AP, stating that is was unable to approve the application in its current form. Specifically, the CRL requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer. We held a “Type A” meeting with the FDA in July 2019 to discuss its findings and resubmitted our NDA seeking marketing approval for CONTEPO in December 2019. In June 2020, the FDA issued a second CRL. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the second CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. In general, previously identified product quality and facility inspection related observations at our contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. Our contract manufacturers plan to interact with FDA to discuss its plans for conducting inspections at their sites. We plan to request a Type A meeting with the FDA to discuss appropriate next steps and the FDA’s plans for completing foreign facility inspections. CONTEPO has been granted Qualified Infectious Disease Product (QIDP) and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, we cannot predict when the CONTEPO NDA will be resubmitted, or when CONTEPO would receive marketing approval, if at all.

Since inception, we have incurred significant operating losses. As of June 30, 2020 we had an accumulated deficit of $515.4 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, the timing and amount of sales of XENLETA, SIVEXTRO or other product candidates are uncertain. Under the Distribution Agreement, we will be required to secure a sales force and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful. Based on our current forecasts and plans, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

Market conditions for antibiotic companies continue to be challenging as evidenced by the bankruptcy of two organizations engaged in the research and development and commercialization of antibiotics in 2019. The cost of capital has risen significantly for others and us. On December 20, 2019, we issued 13.8 million ordinary shares and 13.8 million warrants with an exercise price of $1.90 per share that generated gross proceeds of $20.1 million. In addition, on March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. On May 29, 2020, we issued in a registered direct offering an aggregate of 41,445,373 ordinary shares with 41,445,373 warrants at a combined price of $0.91686 per security. The gross proceeds were $38.0 million. Each warrant has an exercise price of $0.792 per share, is exercisable immediately and will expire on the two-year anniversary of the issuance date.

As part of our corporate strategy, we continue to evaluate business development opportunities and potential collaborations. We may further expand our product pipeline through opportunistically in licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products that we would market with our commercial infrastructure, including additional community products, which could involve an acquisition of or combination or other strategic transaction with another operating business. In addition, we plan to continue to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance our product candidates, build our product pipeline, concurrently advance a range of research and development programs and leverage our commercial infrastructure.

Business Update Regarding COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on our consolidated results of operations, financial position, and cash flows.

In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and are restricted to conducting educational and promotional activities virtually for the foreseeable future. The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020. While we have used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our product sales for XENLETA and SIVEXTRO, on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

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

SIVEXTRO is approved for the treatment of acute bacterial skin and skin structure infections, or ABSSIs, caused by certain susceptible Gram-positive microorganisms. Before we are permitted to sell SIVEXTRO under the Distribution Agreement, we will be required to secure a sales force and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful.

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

Two ongoing pediatric phase 1 clinical trials for lefamulin and IV fosfomycin were temporarily closed for enrollment as hospitals suspended access and non-essential clinical research to focus on health care delivery to COVID-19 patients. As of July 2020, both trials have started to re-open and initiate screening of potential subjects at sites.

In collaboration with the Global Antibiotic Research & Development Partnership, we are assessing XENLETA for the treatment of sexually transmitted infections, including N. gonorrhoeae, C. trachomatis, and M. genitalium. XENLETA has been shown to possess potent in vitro activity against all three of these organisms, which is maintained in the presence of resistance to all standard of care treatment options (aminoglycoside, cephalosporin, fluoroquinolone, macrolide, penicillin, and tetracycline antibiotic classes). Importantly, XENLETA has been shown to be bactericidal in vitro against both N. gonorrhoeae and M. genitalium.

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

Under the Sinovant License Agreement, Sinovant and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Sinovant Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and were initially eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a Clinical Trial Application, or CTA, by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. We received an additional $5.0 million milestone payment from Sinovant in the third quarter of 2019 due to the receipt of approval for XENLETA from the FDA in August 2019. The remaining milestone payments of up to $86.5 million are tied to additional regulatory approvals and annual sales targets. In addition, we are eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Sinovant Territory.

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

License Agreement with Sunovion Pharmaceutics Canada Inc.

In March 2019, we entered into a license and commercialization agreement, or the Sunovion License Agreement, with Sunovion Pharmaceuticals Canada Inc., or Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by us or any of our affiliates, or the Sunovion Licensed Products, in Canada in all uses in humans in CABP and in any other indication for which the Sunovion Licensed Products have received regulatory approval in Canada.

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

On November 7, 2019, through Sunovion, we have submitted a New Drug Submission (“NDS”). Health Canada determined there was a screening deficiency in December 2019 and a response from us/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. The NDS approval has occurred on July 10, 2020 and a regulatory milestone payment of $0.5 million has become payable to us. Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestone is probable of achievement.

Sales Promotion and Distribution Agreement with Merck & Co., Inc.

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including our engaging sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right to initially promote SIVEXTRO in the Territory and, upon satisfaction of additional conditions, including an increase in the number of our sales representatives, the right to exclusively distribute SIVEXTRO in the Territory, including the sole right and responsibility to fill orders with respect to SIVEXTRO in the Territory.

Before we are permitted to sell SIVEXTRO under the Distribution Agreement, we will be required to secure a sales force and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful.

Furthermore, a subsidiary of Merck will sell, and we have agreed to purchase, SIVEXTRO at specified prices in such quantities as we may specify. Although we are entitled, subject to appliable law, to determine the final selling prices of SIVEXTRO in our sole discretion, subject to an overall annual limit on price increases, we may not be able to sell SIVEXTRO at prices high enough to recoup our investment in a sales force and other commercialization activities.

Financial Operations Overview

Revenue

In September 2019 we had our commercial launch of XENLETA. For the six months ended June 30, 2020, we recorded $0.4 million of product revenue, gross and $0.2 million of product revenues, net of gross-to-net accruals. In the second quarter of 2020, we recorded a $0.3 million returns reserve adjustment for slow moving inventory, representing 50% of XENLETA IV inventory held at our Specialty Distributors, partly offset by a $0.2 million reversal of gross-to-net accruals, resulting in $0.1 million product revenue, net for the six months ended June 30, 2020. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA. Our distribution partners continue to primarily utilize their existing inventory to satisfy product demand which in turn impacted sales in the first six months of 2020. In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and are restricted to conducting educational and promotional activities virtually for the foreseeable future. In addition, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. The restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Following the termination of the operational restrictions related to COVID-19, we plan to implement a new sales initiative for the community to replace our hospital-based sale force. However, we have not determined when we would retain such a community-based effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain.

Our revenues for the six months ended June 30, 2020 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates, which are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Research and Development Expenses

Research and development expenses represented 36.8% and 31.9% of our total operating expenses for the six months ended June 30, 2019 and 2020, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Six Months Ended
	June 30,
(in thousands)	2019	2020
Direct Costs
XENLETA	$5,659	$3,868
CONTEPO	2,115	496
NDA filing fee refund	(2,589)	—
Other programs and initiatives	505	641
Indirect Costs	9,922	6,439
Total	$15,612	$11,444

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

The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the uncertainty of:

●	the efficacy and potential advantages of our product candidates compared to alternative treatments, including any standard of care, and our ability to achieve market acceptance for any of our product candidates that receive marketing approval;
●	the costs and timing of commercialization activities, including product sales, marketing, distribution and manufacturing, for any of our product candidates that receive marketing approval;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the scope, progress, costs and results of clinical trials and other research and development activities; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining, enforcing and protecting our intellectual property rights and defending against any intellectual property-related claims.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 63.2% and 67.1% of our total operating expenses for the six months ended June 30, 2019 and 2020, respectively.

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

We expect selling, general and administrative costs to decrease for the remainder of 2020 primarily due to the recent downsizing of our field selling staff. We expect our reduction in sales personnel to result in a savings of approximately $4.5 million in quarterly cash operating expenses, until we replace the hospital-based sales force with a community-based sales effort. We have incurred $676,000 of selling, general and administrative expense related to the reduction in personnel, consisting of severance, benefits and related costs, all of which occurred in the second quarter of 2020. As of the date of this filing, we have substantially completed the workforce reduction. We recently secured a virtual and in-person community-based sales effort with Amplity Health for the promotion of XENLETA and SIVEXTRO, however we have not determined when we would begin utilizing such a community-based sales effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. During the six months ended June 30, 2020, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2020

	Three Months Ended June 30,
(in thousands)	2019	2020	Change
Consolidated Operations Data:
Revenues	$525	$487	$(38)
Costs and Expenses:
Cost of product sales	—	(368)	(368)
Research and development expenses	(8,074)	(6,500)	1,574
Selling, general and administrative expenses	(13,427)	(8,072)	5,355
Total operating expenses	(21,501)	(14,940)	6,561
Loss from operations	(20,976)	(14,453)	6,523
Other income (expense):
Other income (expense), net	56	(634)	(690)
Interest income (expense), net	(832)	(235)	597
Loss before income taxes	(21,752)	(15,322)	6,430
Income tax benefit (expense)	45	(119)	(164)
Net loss	$(21,707)	$(15,441)	$6,266

Revenues

Revenues were $0.5 million for the three months ended June 30, 2019 and $0.5 million for the three months ended June 30, 2020, primarily due to grant revenues. For the three months ended June 30, 2020 we recorded $0.1 million of product revenue, net of gross-to-net accruals. In addition, we recorded a $0.3 million returns reserve adjustment for slow moving inventory, representing 50% of XENLETA IV inventory held at our Specialty Distributors, partly offset by a favorable $0.2 million gross-to-net adjustment, resulting in $48 thousand of negative product revenue, net for the three months ended June 30, 2020.

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of our XENLETA product. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. During the three months ended June 30, 2020 we recorded a $0.4 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA sales.

Research and Development Expenses

Research and development expenses decreased by $1.6 million from $8.1 million for the three months ended June 30, 2019 to $6.5 million for the three months ended June 30, 2020. The decrease was primarily due to a $0.9 million decrease in staff costs, a $0.5 million decrease in research consulting fees, and a $0.1 million decrease in travel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased by $5.3 million from $13.4 million for the three months ended June 30, 2019 to $8.1 million for the three months ended June 30, 2020. The decrease was primarily due to a $4.5 million decrease in advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees in 2019, a $0.5 million decrease in staff costs due to the termination of employees, a $0.4 million decrease in travel expenses and a $0.4 million decrease in infrastructure costs, partly offset by a $0.4 million increase in legal fees.

Other Income (Expense), net

Other income (expense), net, increased by $0.7 million for the three months ended June 30, 2020, primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.6 million due the incurrence of indebtedness under our term loan, or the Loan Agreement, with Hercules in December 2018 and the reduction of related interest expenses. See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Income Tax Benefits (Expense)

Our income tax benefit was $45 thousand for the three months ended June 30, 2019 and our income tax expense was $0.1 million for the three months ended June 30, 2020.

Comparison of Six Months Ended June 30, 2019 and 2020

	Six Months Ended June 30,
(in thousands)	2019	2020	Change
Consolidated Operations Data:
Revenues	$2,228	$1,276	$(952)
Costs and Expenses:
Cost of product sales	—	(376)	(376)
Research and development expenses	(15,612)	(11,444)	4,168
Selling, general and administrative expenses	(26,836)	(24,097)	2,739
Total operating expenses	(42,448)	(35,917)	6,531
Loss from operations	(40,220)	(34,641)	5,579
Other income (expense):
Other income (expense), net	126	164	38
Interest income (expense), net	(1,721)	(1,195)	526
Loss on extinguishment of debt	—	(2,757)	(2,757)
Loss before income taxes	(41,815)	(38,429)	3,386
Income tax expense	(109)	(271)	(162)
Net loss	$(41,924)	$(38,700)	$3,224

Revenues

Revenues decreased by $1.0 million from $2.2 million for the six months ended June 30, 2019 to $1.3 million for the six months ended June 30, 2020, primarily due a $0.8 million decrease in collaboration revenue and a $0.2 million decrease in grant revenue, offset by a $0.1 million increase in product revenue, net associated with the launch of XENLETA. For the six months ended June 30, 2020 we recorded $0.2 million of product revenue, net of gross-to-net accruals. In addition, we recorded a $0.3 million returns reserve adjustment for slow moving inventory, representing 50% of XENLETA IV inventory held at our Specialty Distributors, partly offset by a favorable $0.2 million gross-to-net adjustment, resulting in $0.1 million product revenue, net for the six months ended June 30, 2020.

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of our XENLETA product. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. During the six months ended June 30, 2020 we recorded a $0.4 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA sales.

Research and Development Expenses

Research and development expenses decreased by $4.2 million from $15.6 million for the six months ended June 30, 2019 to $11.4 million for the six months ended June 30, 2020. The decrease was primarily due to a $3.0 million decrease in research materials and purchased services related to the development of XENLETA, a $1.7 million decrease in research consulting fees, a $1.8 million decrease in staff costs and a $0.2 million decrease in travel and infrastructure costs, partly offset by a $2.6 million refund of NDA filing fees for our product candidate, CONTEPO in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased by $2.7 million from $26.8 million for the six months ended June 30, 2019 to $24.1 million for the six months ended June 30, 2020. The decrease was primarily due to a $5.2 million decrease in advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees in 2019, a $0.7 million decrease in stock-based compensation expense and a $0.1 million decrease in other corporate costs, partly offset by a $0.3 million increase in legal fees and a $3.0 million increase in staff costs due to the addition of employees, prior to our reduction in sales force in April 2020.

Other Income (Expense), net

Other income (expense), net, decreased by $38 thousand for the six months ended June 30, 2020, primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.5 million due the incurrence of indebtedness under our term loan, or the Loan Agreement, with Hercules in December 2018 and the reduction of related interest expenses. See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Income Tax Expense

Our income tax expense was $0.1 million for the six months ended June 30, 2019 and $0.3 million for the six months ended June 30, 2020, respectively.

Loss on Extinguishment of Debt

In connection with the third amendment to our Loan Agreement with Hercules, we recognized a non-cash $2.7 million loss on the extinguishment of debt during the six months ended June 30, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements.

In May 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC, pursuant to which we issued and sold in a registered direct offering an aggregate of 41,445,373 ordinary shares and accompanying warrants to purchase up to an aggregate of 41,445,373 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $0.91686 per security. The gross proceeds to us from the offering, before deducting the placement agent’s fees and other estimated offering expenses payable by us were $38.0 million. Each warrant has an exercise price of $0.792 per share, is immediately exercisable and will expire on the two-year anniversary of the issuance date.

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

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of June 30, 2020, we sold and issued an aggregate of 13,117,034 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $18.0 million and net proceeds of $17.2 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended June 30, 2020, we sold and issued an aggregate of 6,133,108 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $3.4 million and net proceeds of $3.3 million, after deducting commissions to Jefferies and other offering expenses. We have not sold or issued any ordinary shares pursuant to the Jefferies ATM Agreement from June 30, 2020 and through the date of this filing.

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

As of June 30, 2020, we had cash and cash equivalents, restricted cash and short-term investments of $50.1 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2020:

	Six Months Ended June 30,
(in thousands)	2019	2020
Net cash (used in) provided by:
Operating activities	$(41,670)	$(45,372)
Investing activities	(57)	(248)
Financing activities	13,428	9,168
Effects of foreign currency translation on cash	40	(70)
Net decrease in cash, cash equivalents and restricted cash	$(28,259)	$(36,522)

Operating Activities

Cash flow used in operating activities increased by $3.7 million from $41.7 million for the six months ended June 30, 2019 to $45.4 million for the six months ended June 30, 2020 primarily due to a $5.2 million decrease in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods, offset by a higher working capital of $8.9 million primarily due to decreases in accrued expenses and other current liabilities.

Investing Activities

Cash flow used in investing activities for the purchase of property and equipment was $0.1 million for the six months ended June 30, 2020.

Financing Activities

Cash flow generated from financing activities for the six months ended June 30, 2020 was $9.2 million, primarily from total net proceeds of approximately $39.1 million from the securities purchase agreement entered into in May 2020, as well as our ATM Agreement, partly offset by the repayment of $30.0 million of long-term borrowings on our debt facility in the six months ended June 30, 2020.

Operating and Capital Expenditure Requirements

We anticipate that our expenses will increase as we expect to incur additional significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In addition, our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

In addition, our expenses will increase if and as we:

●	expand our medical affairs, sales, marketing and distribution infrastructure and build up inventory of finished product and its components to commercialize any product candidates for which we have or may receive marketing approval, including for SIVEXTRO;
●	establish and expand manufacturing arrangements with third parties;
●	initiate or continue the research and development of lefamulin and CONTEPO for additional indications and of our other product candidates;
●	seek to discover and develop additional product candidates;
●	seek marketing approval for any product candidates that successfully complete clinical development

●	in-license or acquire other products, product candidates or technologies, including additional community products;;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our physical presence in the United States and Ireland; and,
●	add operational, financial and management information systems and personnel, including personnel to support our product development, our operations as a public company and our planned commercialization efforts.

As described above, on March 11, 2020, we entered into an Amendment to our Loan Agreement with Hercules. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. Based on our current operating plans, we expect that our existing cash resources will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and CONTEPO;
●	the costs to secure supply of SIVEXTRO and costs to sell and market the product in the U.S.;
●	the costs, timing and outcome of regulatory review of lefamulin in Europe and for any other indications and CONTEPO;
●	the costs of commercialization activities for XENLETA, SIVEXTRO and potentially CONTEPO if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO, if approved;
●	the commercial success of XENLETA and SIVEXTRO and the amount and frequency of reorders by our wholesale customers;

●	subject to the resubmission of the CONTEPO NDA and potential receipt of marketing approval, revenue received from commercial sales of CONTEPO;
●	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
●	the impact of the COVID-19 pandemic;
●	our ability to establish collaborations on favorable terms, if at all;
●	the scope, progress, results and costs of product development of any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including additional community products;
●	the costs related to the promotion, sale and distribution of the products under our distribution agreement with Merck & Co., Inc.;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the continued availability of Austrian governmental grants;
●	the need to satisfy interest and principal obligations under our Loan Agreement with Hercules as well as the covenants contained in our Loan Agreement;
●	the rate of the expansion of our physical presence in the United States and Ireland; and
●	the costs of operating as a public company in the United States.

Our commercial revenues, if any, will be derived from sales of XENLETA, SIVEXTRO, CONTEPO or any other products that we successfully develop, in-license or acquire. In addition, XENLETA, SIVEXTRO and, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

In addition, as part of our corporate strategy, we continue to evaluate business development opportunities and potential collaborations. We may further expand our product pipeline through opportunistically in licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products that we would market with our commercial infrastructure, including additional community products, which could involve an acquisition of or combination or other strategic transaction with another operating business. To the extent any additional business development opportunity is consummated, our capital expenditures may increase significantly.

Capital Expenditures

Capital expenditures were $57 thousand and $85 thousand for the six months ended June 30, 2019 and 2020, respectively. We made no significant investments in intangible assets during the six months ended June 30, 2019 and 2020.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. We anticipate based on our current operating plans, that our existing cash, cash equivalents and short-term investments as of the date of this filing will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2021.

We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on November 4, 2019. On November 18, 2019, the Company filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted. On April 28, 2020, the Court dismissed the amended complaint without prejudice and granted plaintiff twenty days to show cause why the lawsuit should not be dismissed with prejudice. On May 8, 2020, the Court granted plaintiff a 21-day extension to show cause. On June 8, 2020, plaintiff filed a letter application to the court seeking leave to file a proposed second amended complaint, and on June 23, 2020, the court directed plaintiff to file the proposed second amended complaint. Plaintiff did so on June 24, 2020. The Company filed an answer to the second amended complaint on July 8, 2020. This case is currently in the discovery phase.

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

Since inception, we have incurred significant operating losses. Our net losses were $38.7 million for the six months ended June 30, 2020, $82.8 million for the year ended December 31, 2019 and $114.8 million for the year ended December 31, 2018. As of June 30, 2020, we had an accumulated deficit of $515.4 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and preparation for the commercial sale of our products. We have only recently begun to commercialize our first product, XENLETA (lefamulin), and have not developed any other drugs that have received regulatory approval. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory. We recently terminated our entire sales force and we secured a virtual and in-person community-based sales effort with Amplity Health, however we have not determined when we would begin utilizing such a community-based sales effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA, the promotion and distribution efforts for SIVEXTRO, and, if it receives marketing approval, CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. Our contract manufacturers plan to interact with FDA to discuss its plans for conducting inspections at their sites. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

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

In addition, our expenses will increase if and as we:

●	initiate or continue the research and development of XENLETA and CONTEPO for additional indications and of our other product candidates;

●	seek to develop additional product candidates;
●	seek marketing approval for any product candidates that successfully complete clinical development;
●	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
●	continue to build or re-build a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize XENLETA, SIVEXTRO and any other product candidates for which we receive marketing approval;
●	in-license or acquire other products, product candidates or technologies, including additional community products;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our physical presence in the United States and Ireland;
●	incur additional debt;
●	establish and expand manufacturing arrangements with third parties; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development, our operations as a larger company following the Acquisition and our operations as a public company in addition to our commercialization efforts.

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and CONTEPO and begin to actively promote SIVEXTRO. On June 19, 2020 we received a second Complete Response Letter from the FDA in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. Our contract manufacturers plan to interact with FDA to discuss its plans for conducting inspections at their sites. We cannot predict the outcome of any interactions with the FDA or when CONTEPO will receive marketing approval, if at all. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring is intended to reduce costs and to align the capabilities of our sales effort with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

●	securing a community-based sales effort;
●	obtaining marketing approval for CONTEPO;
●	establishing and maintaining medical affairs, sales, marketing and distribution capabilities to effectively market and sell XENLETA, SIVEXTRO and CONTEPO, if approved, in the United States;
●	establishing and maintaining collaboration, distribution or other marketing arrangements with third parties to commercialize XENLETA in markets outside the United States;
●	protecting our rights to our intellectual property portfolio related to XENLETA and CONTEPO;

●	establishing and maintaining arrangements for the manufacture of and obtaining commercial quantities of XENLETA, SIVEXTRO and CONTEPO, if approved; and
●	negotiating and securing adequate reimbursement from third-party payors for XENLETA, SIVEXTRO and CONTEPO, if approved.

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

We expect to continue to incur substantial costs in connection with our ongoing activities, particularly for the commercialization of XENLETA, SIVEXTRO and seek marketing approval for CONTEPO and, possibly, other product candidates and continue our research activities. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

Furthermore, we expect to continue to incur additional costs to service our current debt and any potential future draws on the Loan Agreement (as defined below) and costs associated with operating as a public company and as a company with a commercial rather than a research and development focus. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. We terminated our entire sales force in April 2020 and cannot predict when we will resume in-person selling efforts. If we are unable to raise capital when needed or on attractive terms, we could be forced to further delay, reduce or eliminate our research and development programs or reduce our commercialization efforts.

On March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming direct physician promotion, future sales in 2020 are uncertain. Based on our current operating plans, we expect that our existing cash resources will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and CONTEPO;
●	the costs, timing and outcome of regulatory review of CONTEPO;
●	the costs of commercialization activities for XENLETA, SIVEXTRO and CONTEPO if we receive marketing approval for CONTEPO, including the costs and timing of establishing product sales, marketing distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO;
●	revenue received from commercial sales of XENLETA, SIVEXTRO and, subject to the resubmission of the CONTEPO NDA and potential receipt of marketing approval, CONTEPO;
●	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
●	the impact of the COVID-19 pandemic;
●	our ability to establish collaborations on favorable terms, if at all;
●	the scope, progress, results and costs of product development of any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including additional community products;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the continued availability of Austrian governmental grants;
●	the costs of our physical presence in the United States and Ireland;
●	interest expense on our debt and the eventual repayment of our debt obligations;
●	the requirement to keep minimum cash balances per the terms of our debt obligations as well as our ability to remain in compliance with our debt covenants;
●	the costs of operating as a company with a commercial rather than a research and development focus; and
●	the costs of operating as a public company in the United States.

Our commercial revenues will be derived from sales of XENLETA, SIVEXTRO, and from CONTEPO, if approved, or any other products that we successfully develop, in-license or acquire. XENLETA is our only product that is commercially available. XENLETA, SIVEXTRO or, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Additionally, the termination of our sales force may adversely impact our sales of XENLETA. If we fail to generate sufficient revenues from the sale of XENLETA, SIVEXTRO or the commercialization of CONTEPO or any other product candidate that we successfully develop, in-license or acquire, we will need to obtain substantial additional financing to achieve our business objectives.

Adequate additional financing may not be available to us on acceptable terms, or at all.

In addition, as part of our corporate strategy, we continue to evaluate business development opportunities and potential collaborations. We may further expand our product pipeline through opportunistically in licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products that we would market with our commercial infrastructure, including additional community products, which could involve an acquisition of or combination or other strategic transaction with another operating business. To the extent any additional business development opportunity is consummated, our capital expenditures may increase significantly.

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

On May 29, 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which we issued and sold in a registered direct offering an aggregate of 41,445,373 ordinary shares and accompanying warrants to purchase up to an aggregate of 41,445,373 ordinary shares. Each share we issued and sold together with an accompanying warrant at a combined price of $0.91686. The gross proceeds to us from the offering, before deducting the placement agent’s fees and other offering expenses payable by the Company were $38.0 million. Each warrant has an exercise price of $0.792 per share, was immediately exercisable and will expire on the two-year anniversary of the exercise date.

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

As of December 31, 2019, under our Loan Agreement with Hercules, we had drawn down on the initial term loan advance under the Loan Agreement of $25.0 million and an additional $10.0 million advance that we became eligible to borrow following the approval by the FDA of the NDA for XENLETA. On March 11, 2020, we entered into the Amendment to the Loan Agreement, pursuant to which we repaid Hercules in March, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. As of June 30, 2020, there remains outstanding $5.0 million in principal amount under the Loan Agreement, and we may request to borrow an additional $5.0 million subject to the lender’s sole discretion.

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

●	the need to repay our indebtedness by making payment of interest only initially and then interest and principal, which will reduce the amount of funds available to finance our operations, our research and development efforts and our general corporate activities; and
●	our failure to comply with the restrictive covenants in the Loan Agreement or the occurrence of an event that has a material adverse effect on our business, operations, properties, assets, condition, our ability to pay any amounts due, the collateral securing our obligations under the Loan Agreement or the ability of Hercules to enforce any of its rights under the Loan Agreement could result in an event of default that, if not cured or waived, would accelerate our obligation to repay this indebtedness, and the lender could seek to enforce its security interest in the assets securing such indebtedness; and
●	the need to maintain minimum cash balances under specified circumstances, which restricts our ability to invest in the business and fund our operations.

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

The Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

●	declare dividends or redeem or repurchase equity interests;
●	incur additional indebtedness and liens;
●	make loans and investments;
●	engage in mergers, acquisitions and asset sales;
●	undertake certain transactions with affiliates;
●	undergo a change in control;
●	add or change business locations; and
●	settle in cash potential milestone payment obligations that may become payable by us in the future to former security holders of Zavante.

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

On May 8, 2019, a putative class action lawsuit was filed against us and our Chief Executive Officer. The complaint generally alleged that we and our Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning our submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint sought unspecified damages, attorneys’ fees, and other costs. On May 22, 2019, a second putative class action lawsuit was filed against us and our Chief Executive Officer. The allegations made in that complaint were similar to those made in the May 8 complaint, and the complaint sought similar relief. On May 24, 2019, the two actions were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 22, 2019. On September 23, 2019, the plaintiff filed an amended complaint, adding our Chief Financial Officer and Chief Medical Officer as defendants. The amended complaint includes allegations similar to those made in the original complaints and seeks similar relief. Our pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to us via letter on November 4, 2019. On November 18, 2019, we filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted. On April 28, 2020, the Court dismissed the amended complaint without prejudice and granted plaintiff twenty days to show cause why the lawsuit should not be dismissed with prejudice. On May 8, 2020, the Court granted plaintiff a 21-day extension to show cause. On June 8, 2020, plaintiff filed a letter application to the court seeking leave to file a proposed second amended complaint, and on June 23, 2020, the court directed plaintiff to file the proposed second amended complaint. Plaintiff did so on June 24, 2020. We filed an answer to the second amended complaint on July 8, 2020.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $2.4 million for the year ended December 31, 2018 and $4.7 million for the year ended December 31, 2017. We have not received any research premium for our qualified 2019 and 2020 expenditures as of June 30, 2020. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Beginning in 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and has spread to countries across the world, including Ireland, Austria and the United States, where our offices and laboratory space are located. COVID-19 is causing federal, state and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen significantly.

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

In particular, shelter-in-place orders and other mandated local travel prohibitions restricted the activities of our sales force and caused us to determine to terminate our entire sales force until such prohibitions are lifted. Furthermore, while the majority of our day-to-day operations are continuing while our employees are working remotely.

We have implemented a work-from-home policy for all of our U.S. employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with customers and physicians, or other decreases in productivity that could seriously harm our business.

The effects of COVID-19 disrupted the FDA’s review of our NDA for CONTEPO. On March 10, 2020, the FDA announced that it would restrict travel of its employees to Europe for inspections as a result of the spread of COVID-19. On June 19, 2020 we received a Complete Response Letter for CONTEPO in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA.

Additionally, certain of the activities of our collaborator, Sinovant, have been delayed in China. If these delays continue and impact Sinovant’s efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the Sinovant Licensed Products may be delayed. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates. Before we are permitted to sell SIVEXTRO, we will be required to secure a sales force and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring reduced costs to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. This restructuring has resulted and may continue to result in less revenue during the time when we have no sales efforts.

We depend heavily on the success of XENLETA, which the FDA has approved for oral and intravenous use for the treatment of CABP, SIVEXTRO, approved by the FDA for oral and intravenous use of adults and adolescents for the treatment of ABSSSI, and CONTEPO, which we are developing for cUTI, including AP. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for XENLETA, SIVEXTRO or CONTEPO, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of XENLETA and, more recently, in CONTEPO. There remains a significant risk that we will fail to successfully develop CONTEPO for cUTI or any other indication and that we may fail to successfully commercialize XENLETA for CABP.

On August 19, 2019, the FDA approved the oral and intravenous formulations of XENLETA. On July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. In mid-2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of IV XENLETA in pediatric subjects from birth to 18 years of age. Due to the COVID-19 pandemic, this clinical trial is not currently enrolling subjects.

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA.

In June 2018, we initiated a Phase 1, non-comparative, open label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard of care antibiotic therapy for proven or suspected infection or peri operative prophylaxis. Completion remains uncertain due to delays related to the COVID 19 pandemic. We also intend to continue to characterize the clinical pharmacology of CONTEPO.

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory.

We expect to incur significant additional sales, marketing, distribution and manufacturing expenses for the commercialization of XENLETA, SIVEXTRO and CONTEPO, if approved. We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of XENLETA and SIVEXTRO and our obtaining marketing approval for CONTEPO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring was intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. This restructuring may result in less revenue during the time when we have no sales efforts. The success of XENLETA, SIVEXTRO and, if approved, CONTEPO will depend on a number of factors, including the following:

●	establishing and maintaining arrangements with third-party manufacturers for commercial supply and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;
●	the resubmission of the CONTEPO NDA and potential receipt of marketing approval from the FDA for CONTEPO for the treatment of cUTI, including AP;
●	re-establishing an effective sales and marketing organization to successfully generate recurring sales of XENLETA, SIVEXTRO and, if and when approved, CONTEPO;
●	acceptance of XENLETA, SIVEXTRO and, if and when approved, CONTEPO by patients, the medical community and third-party payors, including hospital formularies;
●	achieving approval of favorable prescribing information;
●	effectively competing with other therapies;
●	maintaining a continued acceptable safety profile of XENLETA, SIVEXTRO and CONTEPO following approval;
●	securing contracts to allow XENLETA, SIVEXTRO and, if approved, CONTEPO to be paid for by private and public health insurance plans;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	protecting our rights in our intellectual property portfolio;
●	obtaining and maintaining adequate distribution levels of XENLETA, SIVEXTRO and CONTEPO at all appropriate trade channels; and
●	resolution of the COVID-19 pandemic.

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

XENLETA, SIVEXTRO and any other product candidate that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such products and product candidates, if approved, may be smaller than we estimate.

XENLETA, SIVEXTRO and any other product candidate that receives marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for CABP, ABSSSI and cUTI, including generic options, are well established in the medical community, and doctors may continue to rely on these treatments without XENLETA, SIVEXTRO, CONTEPO or any of our other product candidates. In addition, our efforts to effectively communicate the differentiating characteristics and key attributes of XENLETA, SIVEXTRO, CONTEPO or any of our other product candidates to clinicians and hospital pharmacies with the goal of establishing favorable formulary status for XENLETA, SIVEXTRO, CONTEPO or any of our other product candidates may fail or may be less successful than we expect. If XENLETA, SIVEXTRO, CONTEPO or any of our other product candidates does not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;
●	the ability of XENLETA, SIVEXTRO, CONTEPO or any other anti-infective product candidate to limit the development of bacterial resistance in the pathogens it targets;
●	the prevalence and severity of any side effects;
●	the ability to offer our product candidates for sale at competitive prices, including in comparison to generic competition;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies, physicians to prescribe these therapies and hospitals to approve the cost and use by their physicians of these therapies;
●	our investment in and the strength of sales, marketing, patient access and distribution capabilities;
●	the availability of third-party coverage and adequate reimbursement;
●	the timing of any marketing approval in relation to other approvals of competitive products; and
●	obtaining and maintaining adequate distribution of our products to the appropriate trade channels.

Bacteria might develop resistance to XENLETA, SIVEXTRO, CONTEPO or any future product candidates more rapidly or to a greater degree than we anticipate. If bacteria develop resistance or if XENLETA, SIVEXTRO, CONTEPO or any future product candidates is not effective against drug-resistant bacteria, the efficacy of these product candidates would decline, which would negatively affect our potential to generate revenues from these product candidates.

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

Hospital formulary approval of XENLETA, SIVEXTRO, CONTEPO or any future product candidates is an important component of our commercialization strategy. Accordingly, sales of IV formulations of XENLETA, SIVEXTRO, CONTEPO or any future IV product candidates will depend substantially on the extent to which hospital formulary approval is obtained. Hospital formulary approval may depend upon several factors, including the determination that use of a product is:

●	safe, effective and medically necessary;
●	appropriate for the specific patient population;

●	cost-effective; and
●	neither experimental nor investigational.

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell XENLETA, SIVEXTRO, CONTEPO or any future product candidates into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of XENLETA, SIVEXTRO, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 6,000 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. We recently secured a community-based sales effort with Amplity Health who is a Contract Sales Organization, however we have not determined when we would begin utilizing such a community-based sales effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XENLETA, SIVEXTRO, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for XENLETA, SIVEXTRO and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We recently secured a community-based sales effort with Amplity Health, a Contract Sales Organization. However we have not determined when we would begin utilizing such a community-based sales effort, as it is currently unknown how long the operational restrictions related to COVID-19 will remain in effect. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, on our own in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales, patient access, commercial operations and marketing personnel;

●	our inability to recruit, train and retain adequate numbers of effective headquarter and field personnel;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe XENLETA, SIVEXTRO or any future products;
●	the lack of complementary products to be offered by sales personnel, which may put our sales representatives at a competitive disadvantage relative to sales representatives from companies with more extensive product lines;
●	the COVID-19 pandemic;
●	unforeseen costs and expenses associated with creating an independent sales, marketing, commercial operations, patient access and distribution organization; and
●	a change in strategy resulting in the decrease or elimination of sales personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial operations, patient access and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market, sell and distribute ourselves any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not re-establish and maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing XENLETA, SIVEXTRO, or, if approved, CONTEPO.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to XENLETA, SIVEXTRO, CONTEPO and any other products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are a variety of available therapies marketed for the treatment of CABP, ABSSSI and cUTI. Currently the treatment of CABP, ABSSSI and cUTI is dominated by generic products. For hospitalized patients, combination therapy is frequently used in CABP, ABSSSI and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients, medical association guidelines and third-party payors for the treatment of CABP and ABSSSI. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP and ABSSSI, including omadacycline (approved by the FDA in October 2018 on behalf of Paratek Pharmaceuticals Inc. for both CABP and ABSSSI), delafloxacin (approved by the FDA for ABSSSI in June 2017 and expanded for CABP in October 2019 on behalf of Melinta Therapeutics Inc.), and oral nafithromycin (under Phase 2 clinical development by Wockhardt Ltd. for CABP). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline and plazomicin, from other products recently approved for the treatment of cUTI, including AP, such as imipenem-relebactam (Recarbrio approved by the FDA in July 2019 on behalf of Merck & Co., Inc. ), cefiderocol (Fetroja approved by the FDA in November 2019 on behalf of Shionogi Inc.), cefepime-taniborbactam (under Phase 3 clinical development by Venatorx Pharmaceuticals), Cefepime-enmetazobactam (under Phase 3 clinical development by Allecra Therapeutics), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including piperacillin-tazobactam, carbapenems, aminoglycosides, and polymyxins.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors may also obtain marketing approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. We expect that XENLETA, SIVEXTRO and if approved for cUTI, including AP, CONTEPO will be priced at a significant premium over competitive generic products. This pricing difference may make it difficult for us to replace existing therapies with XENLETA, SIVEXTRO and CONTEPO. The key competitive factors affecting the success of our products and product candidates are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

Even if we are able to successfully commercialize XENLETA, SIVEXTRO, CONTEPO or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize XENLETA, SIVEXTRO, CONTEPO or any other product candidate successfully also will depend in part on its availability on hospital formularies and the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the healthcare industries in the European Union and the United States and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for XENLETA, SIVEXTRO, CONTEPO or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for XENLETA, SIVEXTRO and CONTEPO may be particularly difficult because of the number of generic drugs, which are typically available at lower prices, that are available to treat CABP and cUTI. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as XENLETA, SIVEXTRO and CONTEPO. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize XENLETA, SIVEXTRO, CONTEPO or other product candidates for which we obtain marketing approval.

There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and particularly in the hospital, coverage may be more limited than the purposes for which the drug is approved by the applicable regulatory authority. Moreover, eligibility for coverage and reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs, and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. In the United States, third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. In the European Union, reference pricing systems and other measures may lead to cost containment and reduced prices. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We face an inherent risk of product liability exposure related to the testing of XENLETA, CONTEPO and any other product candidate that we develop in human clinical trials and an even greater risk related to the commercial sale of XENLETA and any other products that we may develop or in-license. If we cannot successfully defend ourselves against claims that XENLETA or our other product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	reduced resources of our management to pursue our business strategy;
●	decreased demand for XENLETA or any other product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any products that we may develop.

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

If we are required to conduct additional clinical trials or other testing or studies of XENLETA, CONTEPO or any other product candidate that we develop beyond those that we contemplate; if we are unable to successfully complete our clinical trials or other testing or studies; if the results of these trials, tests or studies are not positive or are only modestly positive; if there are safety concerns; or if they are otherwise not acceptable to the FDA, we may:

●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
●	be subject to additional post-marketing testing requirements or restrictions;
●	have the product removed from the market after obtaining marketing approval;
●	be unable to obtain reimbursement for use of the product; or
●	need to raise capital before we otherwise would or on terms less favorable to us.

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

We may experience numerous unforeseen events during, or as a result of, our clinical trials of XENLETA and CONTEPO or other product candidates that could delay or prevent our ability to receive marketing approval or commercialize XENLETA, CONTEPO or our other product candidates, including:

●	clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	regulators, institutional review boards or independent ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site or may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	we may experience delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health or safety risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;
●	ongoing or future restrictions resulting from the COVID-19 pandemic and its collateral consequences may result in internal and external operational delays and limitations; and

●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, institutional review boards or independent ethics committees to suspend or terminate the trials.

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

Patient enrollment is affected by other factors including:

●	severity of the disease under investigation;
●	eligibility criteria for the clinical trial in question;
●	perceived risks and benefits of the product candidate under study;
●	approval of other therapies to treat the disease under investigation;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the time of year in which the trial is initiated or conducted;
●	the geographic distribution of global trial sites;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	delays in the receipt of required regulatory approvals, or the failure to receive required regulatory approvals, in the jurisdictions in which clinical trials are expected to be conducted;
●	restrictions resulting from the COVID-19 pandemic and its collateral consequences; and
●	delays in the receipt of approvals, or the failure to receive approvals, from the relevant institutional review board or ethics committee at clinical trial sites.

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

We do not own or operate manufacturing facilities for the production of XENLETA or CONTEPO that could be used in product candidate development, including clinical trial supply, or for commercial supply, or for the supply of any other compound that we are developing or evaluating in our research program. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities and facilities to manufacture any of our product candidates or products on a clinical or commercial scale. We currently rely on third parties for supply of XENLETA and CONTEPO, and our strategy is to outsource all manufacturing, packaging, testing, serialization and distribution of our product candidates and products to third parties. We will be procuring supply of SIVEXTRO from Merck & Co., Inc.

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

We may be unable to maintain our current arrangements for commercial supply, or conclude agreements for commercial supply with additional third-party manufacturers, or we may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	an event at one of our manufacturers or suppliers causing an unforeseen disruption of the manufacture or supply of our product candidates;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA. We will request a Type A Meeting with the FDA. Our contract manufacturers plan to interact with FDA to discuss its plans for conducting inspections at their sites. If these manufacturing issues are not resolved to the FDA’s satisfaction, or if we or any of our third-party manufacturers, or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports, or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or fail to obtain regulatory approval of our product candidates, including CONTEPO.

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

We have entered into a Sales Promotion and Distribution Agreement with Merck & Co. related to the promotion, distribution and sale of SIVEXTRO. If our collaboration with Merck is not successful, we may incur significant expenses related to the distribution of SIVEXTRO without realizing any value from the agreement. [NTD: We have included this draft risk factor in the “third party” risks section but depending on your view of the actual risks to this arrangements, consider whether it is more appropriate to include this risk factor in another section.]

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including our engaging sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right to initially promote SIVEXTRO in the Territory and, upon satisfaction of additional conditions, including an increase in the number of our sales representatives, the right to exclusively distribute SIVEXTRO in the Territory, including the sole right and responsibility to fill orders with respect to SIVEXTRO in the Territory.

Before we are permitted to sell SIVEXTRO under the Distribution Agreement, we will be required to secure a sales force and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful.

Furthermore, a subsidiary of Merck will sell, and we have agreed to purchase, SIVEXTRO at specified prices in such quantities as we may specify. Although we are entitled, subject to appliable law, to determine the final selling prices of SIVEXTRO in our sole discretion, subject to an overall annual limit on price increases, we may not be able to sell SIVEXTRO at prices high enough to recoup our investment in a sales force and other commercialization activities. In addition, we will rely on a subsidiary of Merck to supply SIVEXTRO to us. Relying on a third-party manufacturer subjects us to a number of additional risks. See “Risk Factors—Risks Related to Our Dependence on Third Parties—Use of third parties to manufacture our product candidates or products may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable quality or cost, which could delay, prevent or impair our development or commercialization efforts.”

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

Our current collaborations involving our product candidates pose, and any future collaborations likely will pose, numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;

●	collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, product and product candidate priorities, available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may need to conduct clinical trials, and these clinical trials may not be successful;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;
●	we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;
●	collaborators may be unable to enforce our intellectual property rights in territories where we have licensed, or may license, them such rights, which may expose us to material adverse tax and other consequences;
●	disputes may arise between the collaborators and us that result in the delay or termination of the development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology, products or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies, products and product candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

If we are found to infringe a third party’s intellectual property rights, or to avoid or settle litigation, we could be required to obtain a license to continue developing and marketing our technology, products and product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us and could require us to make substantial payments. We could be forced, including by court order, to cease commercializing the infringing technology, products or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our technology, products and product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. We have not received approval to market XENLETA in any jurisdiction other than the United States or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States. Further, on July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. We have not received approval to market XENLETA in any other jurisdiction or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA.

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

Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:

●	litigation involving patients taking our products;
●	restrictions on such products, manufacturers or manufacturing processes;
●	restrictions on the labeling or marketing of a product;
●	restrictions on product distribution or use;
●	requirements to conduct post-marketing studies or clinical trials;
●	warning or untitled letters;
●	withdrawal of the products from the market;
●	refusal to approve pending applications or supplements to approved applications that we submit;
●	recall of products;
●	fines, restitution or disgorgement of profits or revenues;
●	suspension or withdrawal of marketing approvals;
●	damage to relationships with any potential collaborators;

●	unfavorable press coverage and damage to our reputation;
●	refusal to permit the import or export of our products;
●	product seizure;
●	exclusion from participation in federal healthcare reimbursement programs or debarment or the imposition of Corporate Integrity Agreements; or
●	injunctions or the imposition of civil or criminal penalties.

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

Disruptions at the FDA and other agencies have delayed the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which has adversely affected our business. The FDA announced that in order to bring new therapies to patients sick with COVID-19 as quickly as possible, it has redeployed medical and regulatory staff from other areas to work on COVID-19 therapies. On June 19, 2020 we received a second Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP due to issues at our third party manufacturers that could not be inspected by the FDA owing to operational restrictions placed on the FDA by COVID-19. Additionally, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any of our products, including XENLETA, and product candidates, including CONTEPO, for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute XENLETA and any other products for which we obtain marketing approval. Restrictions under applicable federal, state, and foreign healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,181 and a maximum of $22,363 per false claim;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, and foreign anti-corruption laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and our product candidates are the following:

●	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices;
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	new requirements to report certain financial arrangements with physicians and teaching hospitals;
●	a new requirement to annually report product samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Our ability to realize the anticipated benefits of the Acquisition is expected to entail numerous additional material potential difficulties, including, among others:

●	any delay or failure in obtaining marketing approvals for CONTEPO, or any delay or failure to commercialize CONTEPO in the United States thereafter;
●	increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, including with respect to product pricing and commercialization matters;
●	changes in laws or regulations that adversely impact the anticipated benefits of the Acquisition;
●	challenges related to the perception by patients, the medical community and third-party payors of CONTEPO for the treatment of cUTIs;

●	disruptions to our manufacturing arrangements with third-party manufacturers, including our manufacturing and supply arrangements with respect to CONTEPO and disruptions to our third-party distribution channel;
●	difficulties in managing the expanded operations of a larger and more complex company following the Acquisition;
●	the diversion of management attention to integration matters;
●	difficulties in achieving the anticipated business opportunities and growth prospects from the Acquisition;
●	the size of the treatable patient population for CONTEPO may be smaller than we believe it is;
●	difficulties in attracting and retaining key personnel; and
●	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the Acquisition.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. The restructuring is intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, as well as our business development strategy to in-license additional community products, such as SIVEXTRO and additional community products. The restructuring resulted in the termination of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the restructuring described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

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

The trading price of our ordinary shares has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

●	our ability to successfully commercialize the oral and intravenous formulations of XENLETA for the treatment of CABP and the intravenous formulation of CONTEPO, if approved;
●	our ability to promote and distribute SIVEXTRO;
●	our ability to obtain FDA approval of CONTEPO;
●	our ability to successfully implement our proposed business strategy;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the United States, the European Union and other countries or regions;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products, including additional community products;
●	one or more of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;
●	our ability to comply with the restrictive covenants under our Loan Agreement and avoid an event of default that may lead to an acceleration of the amounts due under the Loan Agreement;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	perception and market performance of companies that are perceived to be similar to us:
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	activism by any single large shareholder or combination of shareholders;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

As part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 41,445,373 ordinary shares at an exercise price of $0.792 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 13,793,106 shares of ordinary shares at an exercise price of $1.90 per share. Substantially all of these warrants remain outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants is initially exercisable and will expire on the two-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

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

At our Annual Shareholders Meeting on July 29, 2020, our shareholders approved, subject to and conditional upon the board of directors determining, in its sole discretion, that a reverse stock split is necessary for the Company to comply with the minimum $1.00 per share requirement pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule, a reverse stock split (i.e., a consolidation of share capital under Irish law) whereby every 10 ordinary shares of $0.01 (nominal value) each in the authorized and unissued and authorized and issued share capital of the Company be consolidated into 1 ordinary share of $0.10 (nominal value) each, and the subsequent reduction in the nominal value of the ordinary shares in the authorized and unissued and authorized and issued share capital of the Company from $0.10 each to $0.01 each.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 142,965,483 ordinary shares outstanding as of June 30, 2020. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of June 30, 2020, an aggregate of 4,229,437 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

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

Moreover, as part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 41,445,373 shares of ordinary shares at an exercise price of $0.792 per share. In addition, as part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 13,793,106 shares of ordinary shares at an exercise price of $1.90 per share. Substantially all of these warrants remain outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants is initially exercisable and will expire on the two-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might have otherwise occurred.

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

We are an “emerging growth company”, as that term is used in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2020 or such earlier time that we are no longer an emerging growth company. For so long as we remain an emerging growth company, we are permitted and may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	an exemption from compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, on the design and effectiveness of our internal controls over financial reporting;
●	an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure about our executive compensation arrangements; and
●	exemptions from the requirements to obtain a non-binding advisory vote on executive compensation or a shareholder approval of any golden parachute arrangements.

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

There is no treaty between Ireland and the United States providing for the reciprocal enforcement of judgments obtained in the other jurisdiction and Irish common law rules govern the process by which a U.S. judgment may be enforced in Ireland. The following requirements must be met as a precondition before a U.S. judgment will be eligible for enforcement in Ireland:

●	the judgment must be for a definite sum;
●	the judgment must be final and conclusive, and the decree must be final and enforceable in the court which pronounces it;
●	the judgment must be provided by a court of competent jurisdiction, and the procedural rules of the court giving the foreign judgment must have been observed;
●	the U.S. court must have had jurisdiction in relation to the particular defendant according to Irish conflict of law rules; and
●	jurisdiction must be obtained by the Irish courts over judgment debtors in enforcement proceedings by service in Ireland or outside Ireland in accordance with the applicable court rules in Ireland.

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

A portion of our expenses are denominated in currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, changes in currency exchange rates have had and could have a significant effect on our operating results. Exchange rate fluctuations between foreign currencies and the U.S. dollar create risk in several ways, including the following:

●	weakening of the U.S. dollar may increase the U.S. dollar cost of overseas research and development expenses;
●	strengthening of the U.S. dollar may decrease the value of our revenues denominated in other currencies; and
●	the exchange rates on non-U.S. dollar transactions and cash deposits can distort our financial results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended June 30, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

4.1	Form of Warrant	8-K	001-37558	6/1/2020	4.1
10.1	2020 Share Incentive Plan, as amended	8-K	001-37558	7/30/2020	99.1
*10.2	Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and June 30, 2020, (ii) Consolidated Statements of Operations for the three months and six months ended June 30, 2019 and 2020, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2020, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the three months and six months ended June 30, 2019 and 2020 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

* Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: August 6, 2020
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer
(Principal Financial and Accounting Officer)