Form 10-Q
period 2020-09-30
Nabriva Therapeutics plc
filed 2020-11-05
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, the registrant had 150,775,676 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully continue commercial activities for XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to build and maintain a sales force for the commercialization of XENLETA, SIVEXTRO and CONTEPO, if approved;
●	the timing of the resubmission of the NDA for CONTEPO and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA and any other product candidates we may obtain;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;
●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of XENLETA, SIVEXTRO and/or CONTEPO, if approved;
●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or studies in different disease indications will be indicative of the results of ongoing or future trials;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;

●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	our plans to pursue development of other product candidates;
●	the availability of lefamulin in China and Canada;
●	our expectations regarding the ability of our customers to satisfy the demand for XENLETA with their existing inventory;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Zavante Therapeutics, Inc., or Zavante, which was completed on July 24, 2018, or the Acquisition, pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement, by and among Nabriva, Zuperbug Merger Sub I, Inc., or Merger Sub I, Zuperbug Merger Sub II, Inc., or Merger Sub II, Zavante and the Zavante stockholder representative, including the potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to milestone payments pursuant to the Merger Agreement and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of XENLETA for CABP, SIVEXTRO for acute bacterial skin and skin structure infections, CONTEPO for cUTI and our other product candidates;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada and the greater China region;
●	the future development or commercialization of XENLETA in the greater China region and Canada;
●	the potential benefits under our license agreements with Sinovant Sciences, Ltd., or the Sinovant License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
●	our future intellectual property position;
●	our ability to effectively manage our anticipated growth;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
●	competitive factors;
●	risks of relying on external parties such as contract manufacturing organizations;

●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers, following the Acquisition;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between Zavante and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10-Q.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	December 31, 2019	September 30, 2020
Assets
Current assets:
Cash and cash equivalents	$86,019	$41,122
Restricted cash	392	230
Short-term investments	175	16
Accounts receivable, net and other receivables	2,744	3,385
Inventory	682	5,803
Prepaid expenses	1,158	3,754
Total current assets	91,170	54,310
Property, plant and equipment, net	2,474	2,007
Intangible assets, net	91	84
Long-term receivables	378	369
Total assets	$94,113	$56,770
Liabilities and equity
Current liabilities:
Accounts payable	$4,673	$2,041
Accrued expense and other current liabilities	11,966	8,934
Total current liabilities	16,639	10,975
Non-current liabilities
Long-term debt	34,502	7,610
Other non-current liabilities	1,698	1,956
Total non-current liabilities	36,200	9,566
Total liabilities	52,839	20,541
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 1,000,000,000 ordinary shares authorized at September 30, 2020; 94,545,116 and 150,006,432 issued and outstanding at December 31, 2019 and September 30, 2020, respectively	945	1,500
Preferred shares, par value $0.01, 100,000,000 shares authorized at September 30, 2020; None issued and outstanding	—	—
Additional paid in capital	517,044	563,095
Accumulated other comprehensive income	27	27
Accumulated deficit	(476,742)	(528,393)
Total stockholders’ equity	41,274	36,229
Total liabilities and stockholders’ equity	$94,113	$56,770

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2019	2020	2019	2020
Revenues:
Product revenue, net	$1,445	(47)	$1,445	$61
Collaboration revenue	5,051	616	6,051	768
Research premium and grant revenue	424	722	1,652	1,738
Total revenue	6,920	1,291	9,148	2,567
Operating expenses:
Cost of product sales	(15)	(25)	(15)	(401)
Research and development expenses	(5,601)	(3,486)	(21,213)	(14,930)
Selling, general and administrative expenses	(18,503)	(10,997)	(45,339)	(35,094)
Total operating expenses	(24,119)	(14,508)	(66,567)	(50,425)
Loss from operations	(17,199)	(13,217)	(57,419)	(47,858)
Other income (expense):
Other income (expense), net	(10)	450	116	614
Interest income	94	5	176	85
Interest expense	(709)	(261)	(2,512)	(1,536)
Loss on extinguishment of debt	—	—	—	(2,757)
Loss before income taxes	(17,824)	(13,023)	(59,639)	(51,452)
Income tax benefit (expense)	29	72	(80)	(199)
Net loss	$(17,795)	(12,951)	$(59,719)	$(51,651)

Loss per share
Basic and Diluted ($ per share)	$(0.24)	(0.09)	$(0.83)	$(0.44)
Weighted average number of shares:
Basic and Diluted	75,161,192	144,690,904	72,153,405	117,454,536

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2019	67,019	$670	$461,911	$27	$(393,978)	$68,630
Issuance of ordinary shares	4,317	43	10,014	—	—	10,057
Exercise of stock options	—	—	—	—	—	—
Equity transaction costs	—	—	(270)	—	—	(270)
Stock-based compensation expense	—	—	1,907	—	—	1,907
Net loss	—	—	—	—	(20,217)	(20,217)
March 31, 2019	71,336	713	473,562	27	(414,195)	60,107
Issuance of ordinary shares	1,570	16	3,691	—	—	3,707
Equity transaction costs	—	—	(523)	—	—	(523)
Stock-based compensation expense	—	—	1,821	—	—	1,821
Net loss	—	—	—	—	(21,707)	(21,707)
June 30, 2019	72,906	$729	$478,551	$27	$(435,902)	$43,405
Issuance of ordinary shares	5,088	51	9,547	—	—	9,598
Equity transaction costs	—	—	(131)	—	—	(131)
Stock-based compensation expense	—	—	4,138	—	—	4,138
Net loss	—	—	—	—	(17,795)	(17,795)
September 30, 2019	77,994	$780	$492,105	$27	$(453,697)	$39,215

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2020	94,545	$945	$517,044	$27	$(476,742)	$41,274
Issuance of ordinary shares	479	5	181	—	—	186
Equity transaction costs	—	—	(39)	—	—	(39)
Shares issued in connection with the vesting of restricted stock units	85	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,752	—	—	1,752
Net loss	—	—	—	—	(23,259)	(23,259)
March 31, 2020	95,109	951	518,937	27	(500,001)	19,914
Issuance of ordinary shares	47,578	476	40,891	—	—	41,367
Equity transaction costs	—	—	(2,709)	—	—	(2,709)
Shares issued in connection with the employee stock purchase plan	93	1	42	—	—	43
Shares issued in connection with the vesting of restricted stock units	185	2	(2)	—	—	—
Stock-based compensation expense	—	—	1,287	—	—	1,287
Net loss	—	—	—	—	(15,441)	(15,441)
June 30, 2020	142,965	1,430	558,446	27	(515,442)	44,461
Issuance of ordinary shares	6,894	69	4,036	—	—	4,105
Equity transaction costs	—	—	(613)	—	—	(613)
Shares issued in connection with the vesting of restricted stock units	147	1	(1)	—	—	—
Stock-based compensation expense	—	—	1,227	—	—	1,227
Net loss	—	—	—	—	(12,951)	(12,951)
September 30, 2020	150,006	$1,500	$563,095	$27	$(528,393)	$36,229

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2020
Cash flows from operating activities
Net loss	$(59,719)	$(51,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	(49)	(19)
Non-cash interest income	24	1
Non-cash interest expense	379	351
Loss on extinguishment of debt	—	2,757
Depreciation and amortization expense	162	315
Amortization of right-of-use assets	291	260
Stock-based compensation	7,866	4,266
Deferred income taxes	(5)	—
Other, net	—	(66)
Changes in operating assets and liabilities:
Increase/(decrease) in long-term receivables	(288)
Increase/(decrease) in accounts receivable, net and other receivables and prepaid expenses	(1,258)	(3,237)
Increase/(decrease) in inventory	(162)	(5,121)
Increase/(decrease) in accounts payable	(39)	(2,529)
Decrease in accrued expenses and other liabilities	(3,553)	(3,103)
Increase/(decrease) in other non-current assets	—	9
Increase/(decrease) in other non-current liabilities	(88)	(156)
Increase/(decrease) in income tax liabilities	34	(44)
Net cash used in operating activities	(56,405)	(57,967)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(97)	(95)
Deposits into employee stock purchase plan restricted cash accounts	228	—
Changes in restricted cash	—	(162)
Net cash used in investing activities	131	(257)
Cash flows from financing activities
Proceeds from exercise of warrants	—	665
Proceeds from issuance of common stock and warrants associated with May 2020 financing	—	38,414
Proceeds from at-the-market facility	23,189	7,119
Proceeds from long-term debt, net of issuance costs	9,980	—
Proceeds from employee stock purchase plan	170	43
Repayments of long-term borrowings	—	(30,000)
Equity transaction costs	(659)	(3,338)
Net cash provided by financing activities	32,680	12,903

Effects of exchange rate changes on the balance of cash and cash equivalents held in foreign currencies	(80)	262
Net decrease in cash, cash equivalents and restricted cash	(23,674)	(45,059)
Cash, cash equivalents and restricted cash at beginning of period	102,003	86,411
Cash, cash equivalents and restricted cash at end of period	$78,329	$41,352
Supplemental disclosure of cash flow information:
Interest paid	$1,735	$1,273
Equity transaction costs included in accounts payable and accrued expenses	$382	$564

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

In September 2020, the Centers for Medicare & Medicaid Services (“CMS”) granted a new technology add-on payment (“NTAP”) for XENLETA® (lefamulin) for injection, when administered in the hospital inpatient setting. Both the intravenous (“IV”) and oral formulations of XENLETA were granted Qualified Infectious Disease Product (“QIDP”) and Fast Track designation by the U.S. Food and Drug Administration (“FDA”). CONTEPO was granted an NTAP making it the first QIDP antibiotic to be granted conditional NTAP approval prior to receiving FDA approval. CONTEPO was granted QIDP and Fast Track Designation by the FDA for the treatment of complicated urinary tract infections (“cUTIs”), including acute pyelonephritis.

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

On July 16, 2020, the Company announced that Sunovion Pharmaceuticals Canada Inc. (“Sunovion”), received approval from Health Canada to market oral and intravenous (“IV”) formulations of XENLETA® (lefamulin) for the treatment of CAP in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. Nabriva entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada.

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

On June 30, 2020 the Company announced that WE Pharma Ltd. (“WEP Clinical”), a specialist pharmaceutical services company, had signed an exclusive agreement with the Company to supply XENLETA® (lefamulin) on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program (“NPP”) is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

On September 9, 2019, the Company announced that the oral and intravenous (“IV”) formulations of XENLETA (lefamulin) are available in the United States for the treatment of community-acquired bacterial pneumonia (“CABP”) through major specialty distributors. This followed the approval by the U.S. Food and Drug Administration (“FDA”) of the Company’s New Drug Application (“NDA”) for XENLETA on August 19, 2019 for the treatment of adults with community-acquired bacterial pneumonia. XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

On July 23, 2018, the Company acquired Zavante Therapeutics Inc. (“Zavante”), a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection), and entered into an Agreement and Plan of Merger (the “Merger Agreement”). CONTEPO is potentially a first-in-class epoxide antibiotic for IV administration in the United States. The Company is developing CONTEPO IV for complicated urinary tract infections (“cUTI”) and may potentially develop XENLETA and CONTEPO for additional indications. In April 2019, the FDA issued a Complete Response Letter (“CRL”) in connection with the Company’s NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. The Company resubmitted its NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. On June 19, 2020, the FDA issued a second CRL on the NDA for CONTEPO. Although the Company’s European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at the Company’s manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions caused by the COVID-19 pandemic. In general, previously identified product quality and facility inspection related observations at the Company’s contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. The Company’s contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, the Company participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed the Company that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. The Company and the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. CONTEPO has been granted Qualified Infectious Disease Product (“QIDP”) and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, the Company cannot predict when the CONTEPO NDA will be resubmitted or when CONTEPO would receive marketing approval, if at all.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of September 30, 2020, the Company had cash and cash equivalents, restricted cash and short-term investments of $41.4 million.

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

In April 2020, the Company announced a restructuring of its hospital-based commercial sales force and transition to a community-based sales effort. The restructuring has reduced costs to align with the capabilities of the Company’s sales effort with its strategic re-focus on making sales of XENLETA to community health care professionals. The Company incurred $676,000 of selling, general and administrative expense related to the reduction in personnel, consisting of severance, benefits and related costs, all of which were incurred in the second quarter of 2020. As of September 30, 2020, there were no outstanding liabilities associated with the restructuring. The termination of the sales force was timed, in part, to coincide with operational changes that have been implemented by the Company in response to the outbreak of the novel coronavirus, SARS-CoV-2, causing the disease referred to as “COVID-19”. In response to the COVID-19 pandemic, the Company closed its administrative offices and shifted to a remote working business model. The Company implemented a work-from-home policy for all of its employees. The commercial and medical organizations suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The Company has secured a new virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace its hospital-based sale force. In September 2020, the Company began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. The Company plans to expand this effort to 60 sales representatives in November 2020.

The Company’s expenses will increase if it suffers any regulatory delays or is required to conduct additional clinical trials to satisfy regulatory requirements. The Company has incurred and expects to continue to incur significant commercialization expenses related to its commitments per the agreement with Merck & Co., Inc., product sales, marketing, distribution and manufacturing for XENLETA, SIVEXTRO and CONTEPO, if approved. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain. It is also uncertain when, if ever, the Company will generate sufficient revenues from product sales to achieve profitability.

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

As discussed in Note 6, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement with Hercules in March 2020. Based on its current operating plans, the Company expects that its existing cash, cash equivalents and short-term investments as of September 30, 2020, will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements substantially through the first quarter of 2021. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

On June 25, 2019, the Company entered into an Open Market Sale AgreementSM (the “Jefferies ATM Agreement”) with Jefferies, pursuant to which, from time to time, the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company also filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under the Company’s shelf Registration Statement on Form S-3 (File No. 333-219567), which became effective on August 10, 2017 and filed a new prospectus supplement with the Securities and Exchange Commission in connection with the Offering under the Company’s new shelf Registration Statement on Form S-3 (File No. 333-248530), which became effective on September 11, 2020.

As of September 30, 2020, the Company has issued and sold an aggregate of 19,161,452 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $21.5 million and net proceeds of $20.5 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended September 30, 2020, the Company issued and sold an aggregate of 6,044,418 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $3.4 million and net proceeds of $3.3 million, after deducting commissions to Jefferies and other offering expenses. From September 30, 2020 and through the date of this filing, the Company sold and issued 762,452 ordinary shares pursuant to the Jefferies ATM Agreement for net proceeds of approximately $0.4 million. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $28.1 million under the Jefferies ATM Agreement.

In December 2019, the Company sold to certain institutional investors in a registered direct offering an aggregate of 13,793,106 ordinary shares, and accompanying warrants to purchase up to an aggregate of 13,793,106 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $1.45 per security. The gross proceeds to the Company from the offering, before deducting the placement agent’s fees and other offering expenses payable by the Company were $20.1 million. Each warrant has an exercise price of $1.90 per share, is initially exercisable six months following the date of issuance (the “Initial Exercise Date”) and will expire on the three-year anniversary of the Initial Exercise Date. As of September 30, 2020, all of the warrants from this offering were outstanding.

In May 2020, the Company sold to certain institutional investors, including Fidelity Management & Research Company, LLC, in a registered direct offering an aggregate of 41,445,373 ordinary shares and accompanying warrants to purchase up to an aggregate of 41,445,373 ordinary shares at a combined price of $0.91686 per security. The gross proceeds to the Company from the offering, before deducting the placement agent’s fees and other estimated offering expenses payable by the Company, were $38.0 million. Each warrant has an exercise price of $0.792 per share, is immediately exercisable and will expire on the two-year anniversary of the issuance date. As of September 30, 2020, 40,595,373 warrants from this offering were outstanding.

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

The accompanying consolidated financial information as of September 30, 2020 and for the three and nine months ended September 30, 2019 and 2020 are unaudited. The December 31, 2019 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2020 and results of operations for the three and nine months ended September 30, 2019 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2019 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 12, 2020.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the nine months ended September 30, 2020.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and would record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. During the nine months ended

September 30, 2020, the Company recorded a $0.4 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA product sales. Inventory reported at December 31, 2019 and September 30, 2020 consisted of the following:

	As of	As of
	December 31, 2019	September 30, 2020
(in thousands)	2019	2020
Raw materials	$—	$915
Work in process	498	4,596
Finished goods	184	292
Total Inventory	$682	$5,803

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Cash equivalent:
Money market fund	$15,050	$—	$—	$15,050
Short term investments:
Term deposits	175	—	—	175
Total Assets	$15,225	$—	$—	$15,225

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short term investments:
Term deposits	16	—	—	16
Total Assets	$8,066	$—	$—	$8,066

There were no transfers between Level 1 and 2 in the nine months ended September 30, 2020 or the year ended December 31, 2019. There were no changes in valuation techniques during the nine months ended September 30, 2020.

As of September 30, 2020, and December 31, 2019, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

	As of	As of
(in thousands)	December 31, 2019	September 30, 2020
Research and development related costs	$1,347	$1,059
Payroll and related costs	6,327	4,151
Accounting, tax and audit services	420	871
Manufacturing and inventory	639	434
Accrued gross to net	493	752
Other	2,740	1,667
Total other current liabilities	$11,966	$8,934

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

On March 11, 2020, the Company entered into an amendment (the “Amendment”), to its Loan Agreement with Hercules. Pursuant to the Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement (the “Prepayment”). The Company determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million (the “Liquidity Requirement”). Under the Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement. The Company was in compliance with all of its Loan Agreement covenants at September 30, 2020.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Amendment, the Company recognized a non-cash $2.7 million loss on the extinguishment of debt which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at September 30, 2020 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2019 and September 30, 2020 consisted of the following:

	As of	As of
	December 31,	September 30,
(in thousands)	2019	2020
Term loan payable	$35,000	$5,000
End of term fee	443	1,976
Unamortized debt issuance costs	(1,742)	(215)
Carrying value of term loan	33,701	6,761
Other long-term debt	801	849
Total long-term debt	$34,502	$7,610

Maturities of long-term debt as of September 30, 2020 were as follows:

(in thousands)	September 30, 2020
2020	$—
2021	1,156
2022	2,493
2023	1,351

7.           Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2020	2019	2020
Product revenue, net	$1,445	$(47)	$1,445	$61
Collaboration revenues	5,051	616	6,051	768
Research premium	424	211	1,168	802
Government grants	—	511	484	936
Total	$6,920	$1,291	$9,148	$2,567

Collaboration revenues for the nine months ended September 30, 2019 reflects a $1.0 million upfront payment under the Sunovion License Agreement received in April 2019, and a $5.0 million milestone payment under the Sinovant License Agreement (see Note 11). Collaboration revenues for the three and nine months ended September 30, 2020 include a $0.5 million regulatory milestone payment from Sunovion, as well as our share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc.

We sell our products to pharmaceutical wholesalers/distributors (i.e., our customers). Our wholesalers/distributors in turn sell our products directly to clinics, hospitals, and private practices. Revenue from our product sales is recognized as physical delivery of product occurs (when our customer obtains control of the product), in return for agreed-upon consideration.

For the three and nine months ended September 30, 2020 product revenues, gross were $8 thousand and $0.4 million, respectively. Our product revenues, gross (i.e., delivered units multiplied by the contractual price per unit) are reduced by our corresponding gross-to-net (“GTN”) estimates, resulting in our reported “product revenues, net” in the accompanying consolidated statements of operations. These GTN estimates are based upon information received from external sources (such as written or oral information obtained from our customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to our reported product revenues, net.

The following tables summarizes gross-to-net (“GTN”) adjustments for the periods presented:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2020
Product revenue, gross	$8	$406
GTN accruals
Chargebacks and cash discounts	—	13
Medicaid and Medicare rebates	1	47
Other returns, rebates, discounts and adjustments	2	94
Total GTN accruals	3	154
Product revenue	5	252
Adjustments to prior period accruals
Returns reserve (1)	(52)	(391)
GTN accrual adjustments	—	200
Product revenue, net	$(47)	$61

(1) As of September 30, 2020, the Company recorded a returns reserve adjustment for slow-moving inventory, representing 50% of XENLETA IV inventory held at our Specialty Distributors, as well as an adjustment for returns from a single mail order specialty pharmacy.

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

The following table summarizes information regarding the Company’s stock option awards under the SOP 2015 for the nine months ended September 30, 2020:

		Weighted
		average
		exercise	Aggregate
		price in	intrinsic
Stock Option Plan 2015	Options	$ per share	value
Outstanding as of January 1, 2020	2,290,594	8.33
Granted	—	—
Exercised	—	—
Forfeited	(174,242)	8.90
Outstanding as of September 30, 2020	2,116,352	8.28	$—
Vested and exercisable as of September 30, 2020	2,011,922	8.21	$—

Stock-based compensation expense under the SOP 2015 was $2.0 million and $3.6 million for the three and nine months ended September 30, 2019, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2020, respectively.

The weighted average remaining contractual life of the options as of September 30, 2020 is 5.7 years.

As of September 30, 2020, there was $0.6 million of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 0.4 years.

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

The following table summarizes information regarding the Company’s stock option awards under the 2017 Plan for the nine months ended September 30, 2020:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2017 Plan	Options	per share	value
Outstanding as of January 1, 2020	4,422,664	3.55
Granted	1,290,500	1.35
Exercised	—	—
Forfeited	(1,015,723)	2.84
Outstanding as of September 30, 2020	4,697,441	3.10	$—
Vested and exercisable as of September 30, 2020	2,204,830	3.94	$—

Stock-based compensation expense for stock options granted under the 2017 Plan was $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2020 was $0.80 per share. The options granted in the nine months ended September 30, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

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

The weighted average remaining contractual life of the options as of September 30, 2020 is 8.4 years.

As of September 30, 2020, there was $3.3 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 1.0 years.

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

The following table summarizes information regarding the Company´s restricted stock unit awards under the 2017 Plan at September 30, 2020:

		Weighted
		average fair
2017 Plan	RSUs	value per share
Outstanding as of January 1, 2020	901,686	3.69
Granted	1,557,300	1.35
Vested and issued	(508,772)	3.16
Forfeited	(253,292)	1.82
Outstanding as of September 30, 2020	1,696,922	1.48

For the three and nine months ended September 30, 2019, $57 thousand and $152 thousand, respectively, of stock-based compensation expense was recognized for RSUs. Stock-based compensation expense for RSUs granted under the 2017 Plan was $0.3 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.

The Company has total unrecognized compensation costs of $2.2 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.2 years. The fair value of RSU’s that vested during the nine months ended September 30, 2020 was $0.9 million.

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

The following table summarizes information regarding the Company’s stock option awards under the 2019 Inducement Plan for the nine months ended September 30, 2020:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2019 Inducement Plan	Options	per share	value
Outstanding as of January 1, 2020	605,650	2.14
Granted	182,000	1.35
Exercised	—	—
Forfeited	(516,558)	1.96
Outstanding as of September 30, 2020	271,092	1.93	$—
Vested and exercisable as of September 30, 2020	50,253	2.61	—

Stock-based compensation expense under the 2019 Inducement Plan was $30 thousand and $44 thousand for the three and nine months ended September 30, 2019 and $24 thousand and $51 thousand for the three and nine months ended September 30, 2020, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2020 was $0.79 per share. The options granted in the nine months ended September 30, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	63.7% - 64.0%
Expected term of options (in years)	6.1
Risk-free interest rate	1.0% - 1.4%
Dividend yield	—

The weighted average remaining contractual life of the options as of September 30, 2020 is 8.9 years.

As of September 30, 2020, there was $0.2 million of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 1.3 years.

Inducement Awards Outside of the 2019 Inducement Plan

On July 25, 2018, the Company granted a non-statutory option to purchase 850,000 of its ordinary shares and 150,000 performance-based RSUs to the Company’s newly appointed Chief Executive Officer (the “CEO”). These equity awards were granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $3.53 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based restricted share units are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. Since the FDA did not approve an NDA for both XENLETA and CONTEPO by January 31, 2020, the award was forfeited and the performance-based restricted share units terminated in full. The Company also issues non-statutory options to new employees upon the commencement of their employment

Stock-based compensation expense for the inducement awards granted outside of the 2019 Inducement Plan was $0.3 million and $0.5 million for the three and nine months ended September 30, 2019, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model using the following assumptions. No expense has been recognized to date on the performance based RSUs. The significant inputs into the model were as follows:

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

The weighted average remaining contractual life of the options as of September 30, 2020 is 7.8 years.

As of September 30, 2020, there was $0.8 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 1.0 years.

2020 Share Incentive Plan

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan (the “2020 Plan”), which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020 (“AGM”). As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 9,300,000 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the Company´s Amended and Restated Stock Option Plan 2015, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. Following shareholder approval of the 2020 Plan, no further awards will be made under the 2017 Plan.

The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards.

At September 30, 2020, 7,548,354 ordinary shares were available for future issuance under the 2020 Plan.

The following table summarizes information regarding the Company’s stock option awards under the 2020 Plan for the nine months ended September 30, 2020:

Weighted
average
		exercise	Aggregate
		price in $	intrinsic
2020 Plan	Options	per share	value
Outstanding as of January 1, 2020	—	—
Granted	3,090,750	0.71
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2020	3,090,750	0.71	$—
Vested and exercisable as of September 30, 2020	—	—	$—

Stock-based compensation expense under the 2020 Plan was $8 thousand and $72 thousand for the three and nine months ended September 30, 2020, respectively. The weighted average fair value of the options granted during the nine months ended September 30, 2020 was $0.44 per share. The options granted in the nine months ended September 30, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	73.3% - 74.4%
Expected term of options (in years)	5.5 - 6.1
Risk-free interest rate	0.3% - 0.4%
Dividend yield	—

The weighted average remaining contractual life of the options as of September 30, 2020 is 9.9 years.

As of September 30, 2020, there was $1.3 million of total unrecognized compensation expense related to unvested options granted under the 2020 Plan, which will be recognized over the weighted-average remaining vesting period of 1.3 years.

Restricted Stock Units (“RSUs”)

During 2020, the Company granted 459,869 RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022. Also during 2020, the Company granted 431,250 RSUs to certain employees with a grant date fair value of $0.53 per share, where vesting of the RSUs was subject to individual performance goals. For the three and nine months ended September 30, 2020 stock-based compensation expense of $45 thousand was recognized for these RSUs. As of September 30, 2020, there was $0.5 million of unrecognized compensation expense related to unvested RSUs, which will be recognized over the weighted-average remaining vesting period of 1.2 years.

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan (the “2018 ESPP”). The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 500,000 shares, (the “ESPP Share Pool”), subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool available as of September 30, 2020, represented less than 0.1% of the total number of shares of ordinary shares outstanding as of September 30, 2020. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the lower of the closing share price at the beginning and end of the six-month offering periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year. As of the date of this filing, the Company has suspended the 2018 ESPP until further notice.

9.           Income Tax Expense

For the three and nine months ended September 30, 2019 the Company recorded a tax benefit of $29 thousand, and a tax expense of $0.1 million, respectively. For the three and nine months ended September 30, 2020 the Company recorded a tax benefit of $0.1 million, and a tax expense of $0.2 million, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at September 30, 2020 and December 31, 2019.

10.         Earnings (Loss) per Share

Basic and diluted loss per share

For the three and nine months ended September 30, 2019 and 2020, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2020	2019	2020
Net loss for the period	$(17,795)	$(12,951)	$(59,719)	$(51,651)
Weighted average number of shares outstanding	75,161,192	144,690,904	72,153,405	117,454,536
Basic and diluted loss per share	$(0.24)	$(0.09)	$(0.83)	$(0.44)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2020	2019	2020
Stock option awards	8,340,698	11,025,635	8,340,698	11,025,635
Restricted stock units	1,289,111	2,588,041	1,289,111	2,588,041
Warrants	—	54,388,479	—	54,388,479

11.         Significant Arrangements and License Agreements

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

The Company has identified two performance obligations at inception: (1) the delivery of the exclusive license to Sunovion, which the Company has determined is a distinct license of functional intellectual property that Sunovion has obtained control of; and, (2) the participation in the Sunovion JDC. The $1.0 million non-refundable upfront payment was allocated entirely to the delivery of the license as the Sunovion JDC deliverable was deemed to be de minimis. With the NDS approval that occurred on July 10, 2020, the Company has received a regulatory milestone payment of $0.5 million . Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestones become probable of achievement.

Sales Promotion and Distribution Agreement with Merck & Co.

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

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020 the Company announced that WE Pharma Ltd. (“WEP Clinical”), a specialist pharmaceutical services company, had signed an exclusive agreement with the Company to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program (“NPP”) is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

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

The lease agreement in San Diego, California expired on June 30, 2019 and was not renewed by the Company. In the third quarter of 2020, the Company entered into a month-to-month sublease agreement for office space for one employee in San Diego, California through March 31, 2021.

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

For the nine months ended September 30, 2020, the Company’s operating lease expense was $1.0 million.

As of September 30, 2020, the lease term of the King of Prussia operating leases was 3.1 years and the discount rate was 9.8%.

As of September 30, 2020, other information related to the operating leases were as follows:

Operating Cash Flow Supplemental Information:

(in thousands)	September 30, 2020
Cash paid for amounts included in the measurement of the operating lease liabilities	$379
Right-of-use assets obtained in exchange for operating lease obligations	$1,387

The following table sets forth by year the required future payments of operating lease liabilities:

(in thousands)	September 30, 2020
2020	$128
2021	515
2022	522
2023	507
Total lease payments	1,672
Less imputed interest and amortization differences	(225)
Present value of operating lease liabilities	$1,447

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

On October 21, 2020, the parties mediated this case and reached a settlement, subject to court approval. The settlement will be covered in full by the Company´s directors’ and officers’ insurance.

Other Commitments and Contingencies

The Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the nine months ended September 30, 2020, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations relating to contract research organizations and contract manufacturing organizations.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

13.         Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2020, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to, or disclosure in the financial statements.

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

We submitted a new drug application, or NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. The FDA has granted fast track designation to CONTEPO under the Generating Antibiotics Incentives Now Act, or the GAIN Act. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with our NDA for CONTEPO for the treatment of cUTI, including AP, stating that is was unable to approve the application in its current form. Specifically, the CRL requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer. We held a “Type A” meeting with the FDA in July 2019 to discuss its findings and resubmitted our NDA seeking marketing approval for CONTEPO in December 2019. In June 2020, the FDA issued a second CRL. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the second CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. In general, previously identified product quality and facility inspection related observations at our contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. CONTEPO has been granted Qualified Infectious Disease Product (QIDP) and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, we cannot predict when the CONTEPO NDA will be resubmitted, or when CONTEPO would receive marketing approval, if at all.

Since inception, we have incurred significant operating losses. As of September 30, 2020 we had an accumulated deficit of $528.4 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, the timing and amount of sales of XENLETA, SIVEXTRO or other product candidates are uncertain. Under the Distribution Agreement (defined below), we were required to secure a sales force and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful. Based on our current forecasts and plans, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

Market conditions for antibiotic companies continue to be challenging as evidenced by the bankruptcy of two organizations engaged in the research and development and commercialization of antibiotics in 2019. The cost of capital has risen significantly for others and us. On December 20, 2019, we issued 13,793,106 ordinary shares and 13,793,106 warrants with an exercise price of $1.90 per share that generated gross proceeds of $20.1 million. In addition, on March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. On May 29, 2020, we issued in a registered direct offering an aggregate of 41,445,373 ordinary shares with 41,445,373 warrants at a combined price of $0.91686 per security. The gross proceeds were $38.0 million. Each warrant has an exercise price of $0.792 per share, is exercisable immediately and will expire on the two-year anniversary of the issuance date. As of September 30, 2020, there were 54,388,479 warrants still outstanding from both offerings.

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

In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2020. While we have used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our product sales for XENLETA and SIVEXTRO, on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

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

SIVEXTRO is approved for the treatment of acute bacterial skin and skin structure infections, or ABSSIs, caused by certain susceptible Gram-positive microorganisms. Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force of a certain size and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force of a certain size for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020.

XENLETA is approved for the treatment of CABP in adults in the United States. In addition to XENLETA’s potential role in treating COVID-19 patients with superimposed bacterial pneumonia, we are assessing the anti-inflammatory activity of XENLETA and what role, if any, these characteristics may play in the management of patients with COVID-19. The National Institute for Allergy and Infectious Diseases, or NIAID, has identified that secondary bacterial pneumonia caused by common upper respiratory tract bacteria plays a predominant role in the cause of death in pandemic influenza. NIAID recommends that the prevention, diagnosis, prophylaxis, and treatment of secondary bacterial pneumonia, as well as the stockpiling of antibiotics and bacterial vaccines, be high priorities for pandemic planning. We believe there is a potential for XENLETA to be considered for U.S. government stockpiling for pandemic influenza.

Two ongoing pediatric Phase 1 clinical trials for lefamulin and IV fosfomycin were temporarily closed for enrollment as hospitals suspended access and non-essential clinical research to focus on health care delivery to COVID-19 patients. As of July 2020, both trials have started to re-open, where allowed by the institution, and initiated screening of potential subjects at sites.

In collaboration with the Global Antibiotic Research & Development Partnership, we are assessing XENLETA for the treatment of sexually transmitted infections, including N. gonorrhoeae, C. trachomatis, and M. genitalium. In preclinical studies, XENLETA has been shown to possess potent in vitro activity against all three of these organisms, which is maintained in the presence of resistance to all standard of care treatment options (aminoglycoside, cephalosporin, fluoroquinolone, macrolide, penicillin, and tetracycline antibiotic classes). Importantly, XENLETA has been shown to be bactericidal in vitro against both N. gonorrhoeae and M. genitalium.

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

License Agreement with Sinovant Sciences, Ltd.

In March 2018, we entered into a license agreement, or the Sinovant License Agreement, with Sinovant, to develop and commercialize XENLETA in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing XENLETA, or the Sinovant Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to collectively as the Sinovant Territory. We retain development and commercialization rights in the rest of the world.

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

In recognition of the rising rates of bacterial resistance in China and because CABP is commonly associated with acute respiratory viruses infections, including influenza and coronavirus, and based on XENLETA’s robust safety and efficacy data in the treatment of patients with CABP generated globally and in China, Sinovant is in active discussions with China’s National Medical Products Administration to expedite development activities and regulatory filings for lefamulin in mainland China. Despite the serious measures taken to control COVID-19, which significantly impacted the treatment of bacterial pneumonia patients, enrollment in a pivotal trial has continued and is expected to be completed in next two to three quarters. The filing by Sinovant for regulatory approval in China is expected in the next 12 to 18 months.

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

On November 7, 2019, through Sunovion, we have submitted a New Drug Submission (“NDS”). Health Canada determined there was a screening deficiency in December 2019 and a response from us/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. Following the NDS approval that occurred on July 10, 2020, we have received a regulatory milestone payment of $0.5 million from Sunovion. Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestone is probable of achievement.

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

Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. To date, we have satisfied our requirements under the Distribution Agreement.

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

Financial Operations Overview

Revenue

In September 2019 we had our commercial launch of XENLETA. For the nine months ended September 30, 2020, we recorded $0.4 million of product revenue, gross and $61 thousand of product revenues, net of gross-to-net accruals and adjustments for returns. In the second and third quarter of 2020, we recorded $0.4 million returns reserve adjustments for slow moving inventory, representing 50% of XENLETA IV inventory held at our Specialty Distributors, as well as an adjustment for returns from a single mail order specialty pharmacy, partly offset by a $0.2 million reversal of gross-to-net accruals, resulting in $61 thousand product revenue, net for the nine months ended September 30, 2020. Third quarter collaboration revenues include a $0.5 million regulatory milestone payment from Sunovion, as well as $43 thousand of our share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. which commenced at the end of September 2020. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA and eventually SIVEXTRO. Our distribution partners continue to primarily utilize their existing inventory to satisfy product demand for XENLETA which in turn impacted sales in the first nine months of 2020. In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. In addition, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. The restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain.

Our revenues for the nine months ended September 30, 2020 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates, which are more fully described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Research and Development Expenses

Research and development expenses represented 31.9% and 29.6% of our total operating expenses for the nine months ended September 30, 2019 and 2020, respectively.

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third party expenses related to these programs such as expenses for manufacturing services (prior to our products receiving FDA approval, after which time these costs are capitalized in inventory until product is sold), non-clinical and clinical studies and other third party development services. Indirect expenses include salaries and related costs, including stock based compensation, for personnel in research and development functions, infrastructure costs allocated to research and development operations, costs associated with obtaining and maintaining intellectual property associated with our research and development operations, laboratory consumables, consulting fees related to research and development activities and other overhead costs. We utilize our research and development staff and infrastructure resources across multiple programs, and many of our indirect costs historically have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total indirect costs incurred on a program by program basis.

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Nine Months Ended
	September 30,
(in thousands)	2019	2020
Direct Costs
XENLETA	$7,737	$1,715
CONTEPO	3,781	614
FDA filing fee refund	(2,589)	—
Other programs and initiatives	994	774
Indirect Costs	11,290	11,827
Total	$21,213	$14,930

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 68.1% and 69.6% of our total operating expenses for the nine months ended September 30, 2019 and 2020, respectively.

Selling, general and administrative expenses consist primarily of the cost of our contract sales organization, salaries and related costs, including stock-based compensation not related to research and development activities for personnel in our finance, information technology, commercial, medical affairs and administrative functions. Selling, general and administrative expenses also include costs related to professional fees for auditors, lawyers and tax advisors and consulting fees not related to research and development operations, as well as functions that are partly or fully outsourced by us, such as accounting, payroll processing and information technology.

We expect selling, general and administrative costs to increase in the fourth quarter of 2020 primarily due to the recent resumption of selling efforts for XENLETA and SIVEXTRO. We recently secured a virtual and in-person community-based sales effort with Amplity Health, and in September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2019. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2020

	Three Months Ended September 30,
(in thousands)	2019	2020	Change
Consolidated Operations Data:
Revenues	$6,920	$1,291	$(5,629)
Costs and Expenses:
Cost of product sales	(15)	(25)	(10)
Research and development expenses	(5,601)	(3,486)	2,115
Selling, general and administrative expenses	(18,503)	(10,997)	7,506
Total operating expenses	(24,119)	(14,508)	9,611
Loss from operations	(17,199)	(13,217)	3,982
Other income (expense):
Other income (expense), net	(10)	450	460
Interest income (expense), net	(615)	(256)	359
Loss before income taxes	(17,824)	(13,023)	4,801
Income tax benefit	29	72	43
Net loss	$(17,795)	$(12,951)	$4,844

Revenues

Revenues decreased by $5.6 million from $6.9 million for the three months ended September 30, 2019 to $1.3 million for the three months ended September 30, 2020, primarily due to a $4.4 million decrease in collaboration revenue and a $1.5 million decrease in product revenues, net. Collaboration revenues in 2019 included a $5.0 million milestone payment from Sinovant. For the three months ended September 30, 2020, we recorded $5 thousand of product revenue, net of gross-to-net accruals. In addition, we recorded a $0.1 million adjustments for returns from mail order specialty pharmacies, resulting in $47 thousand of negative product revenue, net for the three months ended September 30, 2020. For the three months ended September 30, 2019, we recorded $1.4 million of product revenue, net upon the initial launch of XENLETA.

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

Research and Development Expenses

Research and development expenses decreased by $2.1 million from $5.6 million for the three months ended September 30, 2019 to $3.5 million for the three months ended September 30, 2020. The decrease was primarily due to a $0.8 million decrease in stock-based compensation expense, a $0.3 million decrease in staff costs, a $0.5 million decrease in research materials and purchased services, a $0.2 million decrease in research consulting fees, and a $0.2 million decrease in travel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased by $7.5 million from $18.5 million for the three months ended September 30, 2019 to $11.0 million for the three months ended September 30, 2020. The decrease was primarily due to a $3.5 million decrease in advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees in 2019, a $2.3 million decrease in staff costs due to the reduction of headcount, and a $2.2 million decrease in stock-based compensation expense, partly offset by a $0.3 million increase in legal fees, and a $0.1 million increase in tax and audit related fees.

Other Income (Expense), net

Other income (expense), net, decreased by $0.5 million for the three months ended September 30, 2020, primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.4 million due the repayment of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Income Tax Benefit (Expense)

Our income tax benefit was $29 thousand for the three months ended September 30, 2019 and our income tax benefit was $72 thousand for the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2019 and 2020

	Nine Months Ended September 30,
(in thousands)	2019	2020	Change
Consolidated Operations Data:
Revenues	$9,148	$2,567	$(6,581)
Costs and Expenses:
Cost of product sales	(15)	(401)	(386)
Research and development expenses	(21,213)	(14,930)	6,283
Selling, general and administrative expenses	(45,339)	(35,094)	10,245
Total operating expenses	(66,567)	(50,425)	16,142
Loss from operations	(57,419)	(47,858)	9,561
Other income (expense):
Other income (expense), net	116	614	498
Interest income (expense), net	(2,336)	(1,451)	885
Loss on extinguishment of debt	—	(2,757)	(2,757)
Loss before income taxes	(59,639)	(51,452)	8,187
Income tax expense	(80)	(199)	(119)
Net loss	$(59,719)	$(51,651)	$8,068

Revenues

Revenues decreased by $6.6 million from $9.1 million for the nine months ended September 30, 2019 to $2.5 million for the nine months ended September 30, 2020, primarily due a $5.3 million decrease in collaboration revenue and a $1.4 million decrease in product revenue, net associated with the launch of XENLETA in 2019, offset by a $0.1 million increase in research premium and grant revenue. Collaboration revenues in 2019 included $6.5 million for two milestone payments from Sinovant. For the nine months ended September 30, 2020 we recorded $0.3 million of product revenue, net of gross-to-net accruals. In addition, we recorded a $0.4 million returns reserve adjustment for slow moving inventory, representing 50% of XENLETA IV inventory held at our Specialty Distributors and adjustments for returns from mail order specialty pharmacies, partly offset by a favorable $0.2 million gross-to-net adjustment, resulting in $61 thousand product revenue, net for the nine months ended September 30, 2020.

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of our XENLETA product. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. During the nine months ended September 30, 2020 we recorded a $0.4 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA sales.

Research and Development Expenses

Research and development expenses decreased by $6.3 million from $21.2 million for the nine months ended September 30, 2019 to $14.9 million for the nine months ended September 30, 2020. The decrease was primarily due to a $3.5 million decrease in research materials and purchased services, a $1.9 million decrease in research consulting fees, a $2.2 million decrease in staff costs, a $0.7 million decrease in stock-based compensation expense, and a $0.3 million decrease in travel and infrastructure costs, partly offset by a $2.6 million refund of NDA filing fees for our product candidate, CONTEPO in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased by $10.2 million from $45.3 million for the nine months ended September 30, 2019 to $35.1 million for the nine months ended September 30, 2020. The decrease was primarily due to a $6.0 million decrease in advisory and external consultancy expenses primarily related to pre-commercialization activities and professional service fees in 2019, a $2.9 million decrease in stock-based compensation expense, a $0.8 million decrease in travel, a $0.1 million decrease infrastructure costs, and a $0.1 million decrease in other corporate costs.

Other Income (Expense), net

Other income (expense), net, decreased by $0.5 million for the nine months ended September 30, 2020, primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.9 million due the repayment of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Loss on Extinguishment of Debt

In connection with the third amendment to our Loan Agreement with Hercules, we recognized a non-cash $2.8 million loss on the extinguishment of debt during the nine months ended September 30, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt.

Income Tax Expense

Our income tax expense was $0.1 million for the nine months ended September 30, 2019 and $0.2 million for the nine months ended September 30, 2020.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements.

In May 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC, pursuant to which we issued and sold in a registered direct offering an aggregate of 41,445,373 ordinary shares and accompanying warrants to purchase up to an aggregate of 41,445,373 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $0.91686 per security. The gross proceeds to us from the offering, before deducting the placement agent’s fees and other estimated offering expenses payable by us were $38.0 million. Each warrant has an exercise price of $0.792 per share, is immediately exercisable and will expire on the two-year anniversary of the issuance date. As of September 30, 2020, 40,595,373 warrants from this offering were outstanding.

In December 2019, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 13,793,106 ordinary shares and accompanying warrants to purchase up to an aggregate of 13,793,106 ordinary shares. Each share in the offering was issued and sold together with an accompanying warrant at a combined price of $1.45 per security. The gross proceeds to us from the offering, before deducting the placement agent’s fees and other offering expenses payable by us, was $20.0 million. Each warrant has an exercise price of $1.90 per share, is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which the warrant becomes initially exercisable. As of September 30, 2020, all of the warrants from this offering were outstanding.

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of September 30, 2020, we sold and issued an aggregate of 19,161,452 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $21.5 million and net proceeds of $20.5 million, after deducting commissions to Jefferies and other offering expenses. During the three months ended September 30, 2020, we sold and issued an aggregate of 6,044,418 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $3.4 million and net proceeds of $3.3 million, after deducting commissions to Jefferies and other offering expenses. From September 30, 2020 and through the date of this filing we sold and issued an aggregate of 762,452 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $0.4 million and net proceeds of $0.4 million, after deducting commissions to Jefferies and other offering expenses.

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

As of September 30, 2020, we had cash and cash equivalents, restricted cash and short-term investments of $41.4 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2020:

	Nine Months Ended September 30,
(in thousands)	2019	2020
Net cash (used in) provided by:
Operating activities	$(56,405)	$(57,967)
Investing activities	131	(257)
Financing activities	32,680	12,903
Effects of foreign currency translation on cash	(80)	262
Net decrease in cash, cash equivalents and restricted cash	$(23,674)	$(45,059)

Operating Activities

Cash flow used in operating activities increased by $1.6 million from $56.4 million for the nine months ended September 30, 2019 to $58.0 million for the nine months ended September 30, 2020 primarily due to a $7.3 million decrease in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods, offset by a higher working capital of $8.8 million primarily due to decreases in accrued expenses and other current liabilities.

Investing Activities

Cash flow used in investing activities for the purchase of property and equipment was $0.1 million for the nine months ended September 30, 2020.

Financing Activities

Cash flow generated from financing activities for the nine months ended September 30, 2020 was $12.9 million, primarily from total net proceeds of approximately $42.9 million from the securities purchase agreement entered into in May 2020, as well as our ATM Agreement, partly offset by the repayment of $30.0 million of long-term borrowings on our debt facility in the nine months ended September 30, 2020.

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

As described above, on March 11, 2020, we entered into an Amendment to our Loan Agreement with Hercules. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain. Based on our current operating plans, we expect that our existing cash resources will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements substantially through the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and CONTEPO;
●	the costs to secure supply of SIVEXTRO and costs to sell and market the product in the U.S.;
●	the costs, timing and outcome of regulatory review of lefamulin in Europe and for any other indications and CONTEPO;
●	the costs of commercialization activities for XENLETA, SIVEXTRO and potentially CONTEPO if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO, if approved;
●	the commercial success of XENLETA and SIVEXTRO and the amount and frequency of reorders or product returns by our wholesale customers;

●	subject to the resubmission of the CONTEPO NDA and potential receipt of marketing approval, revenue received from commercial sales of CONTEPO;
●	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
●	the impact of the COVID-19 pandemic;
●	our ability to establish collaborations on favorable terms, if at all;
●	the scope, progress, results and costs of product development of any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including additional community products;
●	the costs related to the promotion, sale and distribution of the products under our distribution agreement with Merck & Co., Inc.;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the continued availability of Austrian governmental grants;
●	the need to satisfy interest and principal obligations under our Loan Agreement with Hercules as well as the covenants contained in our Loan Agreement;
●	the rate of the expansion of our physical presence in the United States and Ireland; and
●	the costs of operating as a public company in the United States.

Our commercial revenues, if any, will be derived from sales of XENLETA, SIVEXTRO, and if approved, CONTEPO or any other products that we successfully develop, in-license or acquire. In addition, XENLETA, SIVEXTRO and, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

Capital Expenditures

Capital expenditures were $0.1 million and $0.1 million for the nine months ended September 30, 2019 and 2020, respectively. We made no significant investments in intangible assets during the nine months ended September 30, 2019 and 2020.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain. We anticipate based on our current operating plans, that our existing cash, cash equivalents and short-term investments as of the date of this filing will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements substantially through the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2020, the parties mediated this case and reached a settlement, subject to court approval. The settlement will be covered in full by our directors’ and officers’ insurance.

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

Since inception, we have incurred significant operating losses. Our net losses were $51.7 million for the nine months ended September 30, 2020, $82.8 million for the year ended December 31, 2019 and $114.8 million for the year ended December 31, 2018. As of September 30, 2020, we had an accumulated deficit of $528.4 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory. We recently secured a virtual and in-person community-based sales effort with Amplity Health, and in September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA, the promotion and distribution efforts for SIVEXTRO, and, if it receives marketing approval, CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and CONTEPO and actively promote SIVEXTRO. On June 19, 2020 we received a second Complete Response Letter from the FDA in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring intended to reduce costs and to align the capabilities of our sales effort with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We recently secured a virtual and in-person community-based sales effort with Amplity Health, and in September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

●	maintaining and expanding a community-based sales effort;
●	obtaining marketing approval for CONTEPO;
●	establishing and maintaining medical affairs, sales, marketing and distribution capabilities to effectively market and sell XENLETA, SIVEXTRO and CONTEPO, if approved, in the United States;
●	establishing and maintaining collaboration, distribution or other marketing arrangements with third parties to commercialize XENLETA in markets outside the United States;
●	protecting our rights to our intellectual property portfolio related to XENLETA and CONTEPO;
●	establishing and maintaining arrangements for the manufacture of and obtaining commercial quantities of XENLETA, SIVEXTRO and CONTEPO, if approved; and
●	negotiating and securing adequate reimbursement from third-party payors for XENLETA, SIVEXTRO and CONTEPO, if approved.

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

We expect to continue to incur substantial costs in connection with our ongoing activities. These activities include the commercialization of XENLETA and SIVEXTRO, the process of obtaining marketing approval for CONTEPO and, possibly, other product candidates, and our ongoing research activities. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

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

On March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash resources will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements substantially through the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA and SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

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

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 19,923,904 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $21.9 million, and net proceeds of $20.9 million, after deducting commissions and offering costs. We previously entered into a Controlled Equity Offering SM Sales Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. The approximately $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination. If a large number of our ordinary shares is sold in the public market after they become eligible for sale or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

On May 29, 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which we issued and sold in a registered direct offering an aggregate of 41,445,373 ordinary shares and accompanying warrants to purchase up to an aggregate of 41,445,373 ordinary shares. Each share we issued and sold together with an accompanying warrant at a combined price of $0.91686. The gross proceeds to us from the offering, before deducting the placement agent’s fees and other offering expenses payable by us were $38.0 million. Each warrant has an exercise price of $0.792 per share, was immediately exercisable and will expire on the two-year anniversary of the exercise date.

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

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, preparing and filing NDAs for our product candidates, the commercial launch of XENLETA and the direct selling of SIVEXTRO. We have not yet demonstrated our ability to conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of December 31, 2019, under our Loan Agreement with Hercules, we had drawn down on the initial term loan advance under the Loan Agreement of $25.0 million and an additional $10.0 million advance that we became eligible to borrow following the approval by the FDA of the NDA for XENLETA. On March 11, 2020, we entered into the Amendment to the Loan Agreement, pursuant to which we repaid Hercules in March, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. As of September 30, 2020, there remains outstanding $5.0 million in principal amount under the Loan Agreement, and we may request to borrow an additional $5.0 million subject to the lender’s sole discretion.

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

On May 8, 2019, a putative class action lawsuit was filed against us and our Chief Executive Officer. The complaint generally alleged that we and our Chief Executive Officer violated Sections 10(b) and/or 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making allegedly false and/or misleading statements and omitting to disclose material facts concerning our submission of an NDA to the FDA for marketing approval of CONTEPO for the treatment of cUTI in the United States and the likelihood of such approval. The complaint sought unspecified damages, attorneys’ fees, and other costs. On May 22, 2019, a second putative class action lawsuit was filed against us and our Chief Executive Officer. The allegations made in that complaint were similar to those made in the May 8 complaint, and the complaint sought similar relief. On May 24, 2019, the two actions were consolidated by the court. The court appointed a lead plaintiff and approved plaintiff’s selection of lead counsel on July 22, 2019. On September 23, 2019, the plaintiff filed an amended complaint, adding our Chief Financial Officer and Chief Medical Officer as defendants. The amended complaint includes allegations similar to those made in the original complaints and seeks similar relief. Our pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to us via letter on November 4, 2019. On November 18, 2019, we filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted. On April 28, 2020, the Court dismissed the amended complaint without prejudice and granted plaintiff twenty days to show cause why the lawsuit should not be dismissed with prejudice. On May 8, 2020, the Court granted plaintiff a 21-day extension to show cause. On June 8, 2020, plaintiff filed a letter application to the court seeking leave to file a proposed second amended complaint, and on June 23, 2020, the court directed plaintiff to file the proposed second amended complaint. Plaintiff did so on June 24, 2020. We filed an answer to the second amended complaint on July 8, 2020. On October 21, 2020, the parties mediated this case and reached a settlement, subject to court approval. The settlement will be covered in full by our directors’ and officers’ insurance.

We have relied on, and expect to continue to rely on, certain government grants and funding from the Austrian government. Should these funds cease to be available, or our eligibility be reduced, or if we are required to repay any of these funds, this could impact our ongoing need for funding and the timeframes within which we currently expect additional funding will be required.

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $2.4 million for the year ended December 31, 2018 and $4.7 million for the year ended December 31, 2017. We have not received any research premium for our qualified 2019 and 2020 expenditures as of September 30, 2020. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

In particular, shelter-in-place orders and other mandated local travel prohibitions restricted the activities of our sales force and caused us to determine to terminate our entire hospital-based sales force in April 2020. Furthermore, the majority of our day-to-day operations are continuing while our employees are working remotely.

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

Additionally, certain of the activities of our collaborator, Sinovant, have been delayed in China. If these delays continue and impact Sinovant’s efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the Sinovant Licensed Products may be delayed. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates. We recently secured a virtual and in-person community-based sales effort with Amplity Health, and in September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring reduced costs to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. This restructuring has resulted and may continue to result in less revenue during the time when we have no or limited sales efforts. We recently secured a virtual and in-person community-based sales effort with Amplity Health, and in September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain.

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

On August 19, 2019, the FDA approved the oral and intravenous formulations of XENLETA. On July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. In mid-2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of IV XENLETA in pediatric subjects from birth to 18 years of age. Due to the COVID-19 pandemic, sites were closed to enrollment in 1Q2020; starting in July 2020, some sites are re-opening for screening of potential subjects if allowed by their institution.

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

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

Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of XENLETA and SIVEXTRO and our obtaining marketing approval for CONTEPO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring was intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. This restructuring may result in less revenue during the time when we have no or limited sales efforts. We recently secured a virtual and in-person community-based sales effort with Amplity Health, and in September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain. The success of XENLETA, SIVEXTRO and, if approved, CONTEPO will depend on a number of factors, including the following:

●	establishing and maintaining arrangements with third-party manufacturers for commercial supply and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;
●	the resubmission of the CONTEPO NDA and potential receipt of marketing approval from the FDA for CONTEPO for the treatment of cUTI, including AP;
●	re-establishing an effective sales and marketing organization to successfully generate recurring sales of XENLETA, SIVEXTRO and, if and when approved, CONTEPO;
●	acceptance of XENLETA, SIVEXTRO and, if and when approved, CONTEPO by patients, the medical community and third-party payors, including hospital formularies;
●	achieving approval of favorable prescribing information;

●	effectively competing with other therapies;
●	the continued acceptable safety profile of XENLETA, SIVEXTRO and, if approved, CONTEPO;
●	securing contracts to allow XENLETA, SIVEXTRO and, if approved, CONTEPO to be paid for by private and public health insurance plans;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	protecting our rights in our intellectual property portfolio;
●	obtaining and maintaining adequate distribution levels of XENLETA, SIVEXTRO and, if approved, CONTEPO at all appropriate trade channels; and
●	resolution of the COVID-19 pandemic.

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

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell XENLETA, SIVEXTRO, CONTEPO or any future product candidates into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of XENLETA, SIVEXTRO, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 6,000 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We recently secured a virtual and in-person community-based sales effort with Amplity Health, and in September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XENLETA, SIVEXTRO, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for XENLETA, SIVEXTRO and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We recently secured a virtual and in-person community-based sales effort with Amplity Health, and in September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We plan to expand this effort to 60 sales representatives in November 2020. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales in 2020 are uncertain. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, on our own in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

There are a variety of available therapies marketed for the treatment of CABP, ABSSSI and cUTI. Currently the treatment of CABP, ABSSSI and cUTI is dominated by generic products. For both hospitalized and community patients, combination therapy is frequently used in CABP, ABSSSI and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients, medical association guidelines and third-party payors for the treatment of CABP and ABSSSI. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP and ABSSSI, including omadacycline (approved by the FDA in October 2018 on behalf of Paratek Pharmaceuticals Inc. for both CABP and ABSSSI), delafloxacin (approved by the FDA for ABSSSI in June 2017 and expanded for CABP in October 2019 on behalf of Melinta Therapeutics Inc.), and oral nafithromycin (under Phase 2 clinical development by Wockhardt Ltd. for CABP). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline and plazomicin, from other products recently approved for the treatment of cUTI, including AP, such as imipenem-relebactam (Recarbrio approved by the FDA in July 2019 on behalf of Merck & Co., Inc. ), cefiderocol (Fetroja approved by the FDA in November 2019 on behalf of Shionogi Inc.), cefepime-taniborbactam (under Phase 3 clinical development by Venatorx Pharmaceuticals), Cefepime-enmetazobactam (under Phase 3 clinical development by Allecra Therapeutics), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including piperacillin-tazobactam, carbapenems, aminoglycosides, and polymyxins.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors may also obtain marketing approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. We expect that XENLETA, SIVEXTRO and if approved, CONTEPO will be priced at a significant premium over competitive generic products. This pricing difference may make it difficult for us to replace existing therapies with XENLETA, SIVEXTRO and CONTEPO. The key competitive factors affecting the success of our products and product candidates are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

Patient enrollment is affected by other factors including:

●	severity of the disease under investigation;
●	eligibility criteria for the clinical trial in question;
●	perceived risks and benefits of the product candidate under study;
●	approval of other therapies to treat the disease under investigation;
●	efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the time of year in which the trial is initiated or conducted;
●	the geographic distribution of global trial sites;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	delays in the receipt of required regulatory approvals, or the failure to receive required regulatory approvals, in the jurisdictions in which clinical trials are expected to be conducted;
●	restrictions resulting from the COVID-19 pandemic and its collateral consequences; and
●	willingness of potential patients to participate in our trials; and
●	delays in the receipt of approvals, or the failure to receive approvals, from the relevant institutional review board or ethics committee at clinical trial sites.

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

If serious adverse or undesirable side effects are identified in XENLETA, SIVEXTRO, or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.

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

Another third-party manufacturer synthesizes XENLETA starting from pleuromutilin and a readily accessible chiral building block and provides our supply of the active pharmaceutical ingredient, or API. We have initiated engagement with a potential secondary supplier to synthesize XENLETA, with a preliminary technology transfer and pilot scale manufacture. However, our current operating plans do not include completing technology transfer, scale-up and validation of this potential secondary supplier until they have demonstrated that they can successful manufacture the API at pilot scale and until we obtain additional funding. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of XENLETA. We have entered into commercial supply agreements with these same manufacturers to support the commercialization of XENLETA in the United States and, if approved outside of the United States, to support future demand outside of the United States. We also entered into a long-term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of XENLETA API and a commercial packaging and supply agreement with Sharp Corporation for the secondary packaging of XENLETA for distribution in the United States.

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

In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If these manufacturing issues are not resolved to the FDA’s satisfaction, or if we or any of our third-party manufacturers, or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports, or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or fail to obtain regulatory approval of our product candidates, including CONTEPO.

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

Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force of a certain size and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful.

Furthermore, a subsidiary of Merck will sell, and we have agreed to purchase, SIVEXTRO at specified prices in such quantities as we may specify. Although we are entitled, subject to appliable law, to determine the final selling prices of SIVEXTRO in our sole discretion, subject to an overall annual limit on price increases, we may not be able to sell SIVEXTRO at prices high enough to recoup our investment in a sales force and other commercialization activities. In addition, we will rely on a subsidiary of Merck to supply SIVEXTRO to us, who in turn, relies on third party manufacturers for the production, packaging, and serialization of SIVEXTRO for our distribution. Relying on a third-party manufacturer subjects us to a number of additional risks. See “Risk Factors—Risks Related to Our Dependence on Third Parties—Use of third parties to manufacture our product candidates or products may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable quality or cost, which could delay, prevent or impair our development or commercialization efforts.”

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

We are commercializing XENLETA and expect to commercialize CONTEPO, if approved, in the United States with targeted sales and marketing efforts. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we have entered into a license agreement with Sinovant pursuant to which we granted Sinovant certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and we have also entered into a license agreement with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

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

Our current collaborations pose, and any future collaborations likely will pose, numerous risks to us, including the following:

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. Further, on July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. We have not received approval to market XENLETA in any jurisdiction other than those mentioned above or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA.

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

For example, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). The Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. Negotiations between the United Kingdom and EU towards a trade agreement have been progressing, but recently have been subject to late negotiation brinkmanship. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.

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

The FDA and other federal and state agencies, including the U.S. Department of Justice, or DOJ, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs subject to the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws. Accordingly, we may not promote XENLETA in the United States for use in any indications other than the treatment of CABP, and all promotional claims must be consistent with the FDA-approved labeling of XENLETA.

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

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. We cannot predict whether these Executive Orders will be canceled or repealed or whether there will be new government regulations that may arise from future legislation or administrative or executive action, that could prevent, limit or delay regulatory approval of our product candidates.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which in the event of a violation could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any of our products, including XENLETA, SIVEXTRO, and product candidates, including CONTEPO, for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute XENLETA, SIVEXTRO, and any other products for which we obtain marketing approval. Restrictions under applicable federal, state, and foreign healthcare laws and regulations, include the following:

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of CONTEPO or any of our other product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products, including XENLETA, SIVEXTRO, or product candidates, including CONTEPO, for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. On November. 10, 2020 the U.S. Supreme Court will hear arguments on whether the ACA is constitutional, in whole or in part. The court is expected to rule on the matter before its term ends in June 2021.

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

In addition, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services, or HHS, will take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ advertisements to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). More recently, President Trump issued additional executive orders that are intended to lower the costs of prescription drug products.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. Additional reductions in headcount occurred in the third quarter including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. The restructuring is intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, as well as our business development strategy to in-license additional community products, such as SIVEXTRO and additional community products. The restructuring resulted in the termination of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the restructuring described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

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

●	our ability to successfully commercialize the oral and intravenous formulations of XENLETA for the treatment of CABP and the intravenous formulation of CONTEPO, if approved;
●	our ability to promote and distribute SIVEXTRO;
●	our ability to obtain FDA approval of CONTEPO;
●	our ability to successfully implement our proposed business strategy;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the United States, the European Union and other countries or regions;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products, including additional community products;
●	one or more of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;
●	our ability to comply with the restrictive covenants under our Loan Agreement and avoid an event of default that may lead to an acceleration of the amounts due under the Loan Agreement;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	perception and market performance of companies that are perceived to be similar to us:
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	activism by any single large shareholder or combination of shareholders;
●	our need to raise additional funds;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;

●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize XENLETA, SIVEXTRO or, if approved, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. See “—Risks Related to Our Financial Position and Need for Additional Capital— We and our Chief Executive Officer, Chief Medical Officer and Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.”.

The number of shares of ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.

As part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 41,445,373 ordinary shares at an exercise price of $0.792 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 13,793,106 shares of ordinary shares at an exercise price of $1.90 per share. Substantially all of these warrants remain outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants is initially exercisable and will expire on the two-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur. As of September 30, 2020, there were 54,388,479 warrants outstanding from both offerings.

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

On April 29, 2020, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that, based on the closing bid for the last 30 consecutive business days, we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Select Market, as set forth in Listing Rule 5450(a)(1), or the Bid Price Rule. The notice did not result in the immediate delisting of our ordinary shares from The Nasdaq Global Select Market. In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days to regain compliance with the Bid Price Rule. However, due to recent market conditions, Nasdaq has determined to toll the compliance period for the Bid Price Rule through June 30, 2020. As a result, the compliance period for the Bid Price Rule will be reinstated on July 1, 2020 and we will have until December 28, 2020, or the Compliance Date, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our ordinary shares must be at least $1.00 per share for a minimum of ten consecutive business days on or before the Compliance Date. If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. In addition to continuing to monitor the closing bid price of our ordinary shares, we expect to consider available options to regain compliance with the Bid Price Rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule.

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

At our Annual Shareholders Meeting on July 29, 2020, our shareholders approved, subject to and conditional upon the board of directors determining, in its sole discretion, that a reverse stock split is necessary for us to comply with the minimum $1.00 per share requirement pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Rule, a reverse stock split (i.e., a consolidation of share capital under Irish law) whereby every 10 ordinary shares of $0.01 (nominal value) each in the authorized and unissued and authorized and issued share capital of ours be consolidated into 1 ordinary share of $0.10 (nominal value) each, and the subsequent reduction in the nominal value of the ordinary shares in the authorized and unissued and authorized and issued share capital of ours from $0.10 each to $0.01 each.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 150,006,432 ordinary shares outstanding as of

September 30, 2020. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of September 30, 2020, an aggregate of 4,727,422 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019 we entered into the Jefferies ATM Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 19,923,904 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $21.9 million, and net proceeds of $20.9 million, after deducting commissions and offering costs. We previously entered into the Cantor ATM Agreement with Cantor Fitzgerald & Co. that we terminated effective as of June 24, 2019. As of the effective date of the termination of the Cantor ATM Agreement, we had issued and sold an aggregate of 10,316,190 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds to us of $36.3 million, after deducting commissions and offering expenses payable by us.

Moreover, as part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 41,445,373 shares of ordinary shares at an exercise price of $0.792 per share. In addition, as part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 13,793,106 shares of ordinary shares at an exercise price of $1.90 per share. Substantially all of these warrants remain outstanding and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants is initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants is initially exercisable and will expire on the two-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might have otherwise occurred. As of September 30, 2020, there were 54,388,479 warrants outstanding from both offerings.

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

As a public company we incur, and particularly after we are no longer an emerging growth company or a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and if such insurance becomes prohibitively expensive, this could make it more difficult for us to attract and retain qualified members of our board.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, as an emerging growth company or a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer an emerging growth company or a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended September 30, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

10.1	Retention Agreement, dated August 5, 2020, by and between Nabriva Therapeutics US, Inc. and Jennifer Schranz					X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2019 and September 30, 2020, (ii) Consolidated Statements of Operations for the three months and nine months ended September 30, 2019 and 2020, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2020, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the three months and nine months ended September 30, 2019 and 2020 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: November 5, 2020
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Gary Sender
Gary Sender
Chief Financial Officer
(Principal Financial and Accounting Officer)