Form 10-K
period 2020-12-31
Nabriva Therapeutics plc
filed 2021-03-11
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻  No ⌧

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

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐  No ⌧

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $95.2 million based on the last reported sale price of the registrant’s ordinary shares on June 30, 2020. As of February 28, 2021, the registrant had 25,024,653 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to build, manage and maintain a sales force for the commercialization of XENLETA, SIVEXTRO and CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA and any other product candidates we may obtain;
●	our plans to pursue development of other product candidates including XENLETA for the treatment of infections in patients with cystic fibrosis;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;
●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of XENLETA, SIVEXTRO and/or CONTEPO, if approved;
●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters;

●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or studies in different disease indications will be indicative of the results of ongoing or future trials;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	the availability of lefamulin in China and Canada;
●	our expectations regarding the ability of our customers to satisfy the demand for XENLETA with their existing inventory;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Zavante Therapeutics, Inc., or Zavante, which was completed on July 24, 2018, or the Acquisition, pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement, by and among Nabriva, Zuperbug Merger Sub I, Inc., or Merger Sub I, Zuperbug Merger Sub II, Inc., or Merger Sub II, Zavante and the Zavante stockholder representative, including the potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to milestone payments pursuant to the Merger Agreement and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of XENLETA for CABP, SIVEXTRO for acute bacterial skin and skin structure infections, CONTEPO for cUTI and our other product candidates;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada and the greater China region;
●	the future development or commercialization of XENLETA in the greater China region and Canada;
●	the potential benefits under our license agreements with Sinovant Sciences, Ltd., or the Sinovant License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
●	our future intellectual property position;
●	our ability to effectively manage our anticipated growth;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;

●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers, following the Acquisition;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between Zavante and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10-K.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report.

●	We depend heavily on the success of XENLETA, SIVEXTRO and CONTEPO. The U.S. Food and Drug Administration, or FDA, has approved XENLETA for oral and intravenous use for the treatment of community-acquired bacterial pneumonia, or CABP. SIVEXTRO was approved by the FDA for oral and intravenous use of adults and adolescents for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, and CONTEPO is being developed for complicated urinary tract infections, or cUTI. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for XENLETA and/or SIVEXTRO, or experience significant delays in doing so, our business will be materially harmed.
●	We have incurred significant losses since our inception and anticipate that we will incur losses for at least the next several years and may never generate profits from operations or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations. We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due or to comply with minimum cash balance requirements.
●	The number of ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.
●	XENLETA, SIVEXTRO and any other product candidate that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such products and product candidates, if approved, may be smaller than we estimate.
●	We have entered into a Sales Promotion and Distribution Agreement with Merck & Co. related to the promotion, distribution and sale of SIVEXTRO. If our collaboration with Merck is not successful, we may incur significant expenses related to the distribution of SIVEXTRO without realizing adequate value from the agreement.
●	We have entered into and may enter into additional collaborations with third parties for the development or commercialization of XENLETA, CONTEPO and our other product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.
●	If we are unable to obtain and maintain patent protection for our technology, products and product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be adversely affected.
●	Business interruptions resulting from the SARS-CoV-2 infection causing COVID-19 outbreak or similar public health crises have caused and could continue to cause a disruption of the commercialization of our products and the development of our product candidates and adversely impact our business.

●	If clinical trials of XENLETA, CONTEPO or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, regulatory authorities in the European Union, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of XENLETA, CONTEPO or any other product candidate.
●	If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or undesirable side effects are identified in XENLETA, SIVEXTRO, or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.
●	We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.
●	The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation. We are incorporated as a public limited company under Irish law.
●	The intended efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate, and we may have exposure to additional tax liabilities or our effective tax rate could change, which could have a material impact on our results of operations and financial position.
●	U.S. persons who own 10 percent or more of our shares may be subject to U.S. federal income taxation on certain of our foreign subsidiaries’ income even if such income is not distributed to such U.S. persons.
●	A transfer of our ordinary shares, other than a transfer effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
●	We may be classified as a passive foreign investment company for one or more of our taxable years, which may result in adverse U.S. federal income tax consequence to U.S. holders.

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, XENLETA and SIVEXTRO, as well as one development product candidate, CONTEPO. In August 2019, our first product was approved by the U.S. Food and Drug Administration, or FDA, and we made it available in the United States in September 2019 under the brand name XENLETA. XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team. We began to market SIVEXTRO in the United States in September 2020 after entering into a Sales Promotion and Distribution Agreement with subsidiaries of Merck in July 2020. SIVEXTRO is approved for treatment of acute bacterial skin and skin structure infections, or ABSSSI, caused by certain susceptible Gram-positive microorganisms. In June 2020, the FDA issued a second complete response letter, or CRL, for CONTEPO. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the second CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. During a meeting with the FDA in October 2020, the FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. We may potentially develop XENLETA and CONTEPO for additional indications. Both XENLETA formulations and CONTEPO were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the FDA. Incentives for QIDP status include an additional five years of exclusivity, in addition to any other exclusivity periods, as well as fast track and priority review status, for which both XENLETA formulations and CONTEPO are eligible for.

XENLETA

Discovered and developed by our team, XENLETA is a semi-synthetic pleuromutilin antibiotic that is the first in its class for intraveneous, or IV, and oral administration in humans. It inhibits the synthesis of a specific protein on the bacterial ribosome, which is required for bacteria to grow, by binding with high affinity and specificity at molecular targets that are different than other antibiotic classes causing cell death. Based on results from two global, Phase 3 clinical trials, we believe XENLETA is well-positioned for use as first-line monotherapy for the treatment of CABP due to its novel mechanism of action, short five-day course of therapy for oral XENLETA, targeted spectrum of activity, resistance profile, achievement of substantial drug concentrations in lung tissue and fluid, availability of oral and IV formulations and a generally well-tolerated profile. We believe XENLETA represents a potentially important new treatment option for the five to six million adults in the United States diagnosed with CABP each year.

We believe that pleuromutilin antibiotics can help address the major public health threat posed by bacterial resistance, which the World Health Organization, or WHO, characterized in 2017 as one of the biggest threats to human health. Increasing resistance to antibiotics used to treat CABP is a growing concern and has become an issue in selecting the appropriate initial antibiotic treatment prior to determining the specific microbiological cause of the infection, referred to as empiric treatment. For example, the U.S. Centers for Disease Control and Prevention, or CDC, has classified Streptococcus pneumoniae, the most common respiratory pathogen, as a serious threat to human health as a result of increasing resistance to currently available antibiotics. In a recent retrospective cohort study of Streptococcus pneumoniae blood and pulmonary isolates from U.S. sites, macrolide resistance was observed in 47.3% of S. pneumoniae obtained from respiratory cultures, and 29.6% from blood cultures. As macrolide resistance in respiratory isolates was greater than 25% in all regions of the U.S, clinicians should consider alternatives to macrolide monotherapy for community acquired pneumonia in the U.S. according to current treatment guidelines.

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

As a result of increasing resistance to antibiotics and the wide array of potential pathogens that cause CABP, the current standard of care for hospitalized patients with CABP whose treatment is initiated in the hospital usually involves first-line empiric treatment with a combination of antibiotics (cephalosporins and macrolides) or monotherapy with a respiratory fluoroquinolone. In patients where MRSA is suspected, fluoroquinolones are also typically administered in combination with other antibiotics. Combination therapy presents the logistical challenge of administering multiple drugs with different dosing regimens, with some drugs available only as IV, and may increase the risk of drug-drug interactions and the potential for serious side effects. Fluoroquinolones are associated with safety and tolerability concerns, including a relatively high risk for developing Clostridium difficile infection and because of their generally broad spectrum of activity, increasing rates of resistance for uropathogens.

The FDA has communicated safety information about fluoroquinolones, advising that when used systemically, in the form of tablets, capsules and injectable preparations, fluoroquinolones are associated with disabling and potentially permanent serious side effects. In December 2018, the FDA warned prescribers of an increase in the occurrence of rare but serious events of ruptures or tears in the main artery of the body, called the aorta. These tears, called aortic dissections, or ruptures of an aortic aneurysm can lead to dangerous bleeding or even death. Prior communications pertaining to the safety of fluoroquinolones occurred in July 2018 (significant decreases in blood sugar and certain mental health side effects), July 2016 (disabling side effects of the tendons, muscles, joints, nerves, and central nervous system), May 2016 (restricting use for certain uncomplicated infections), August 2013 (peripheral neuropathy), and July 2008 (tendinitis and tendon rupture). The European Medicines Agency, or EMA, has also reviewed this class and has modified prescribing information restricting use, as well as outlining some of the safety risks. We believe these concerns have contributed to the decreasing use of fluoroquinolones and restriction of their use within a growing number of hospitals.

Many currently available antibiotic therapies are only available for IV administration and are prescribed for seven to fourteen days, meaning that continued treatment requires prolonged hospitalization or a switch to a different antibiotic administered orally, with the attendant risk that the patient might respond differently.

Effective January 1, 2017, the Joint Commission & Center for Medicare and Medicaid Services, or CMS, began requiring all U.S. hospitals to have Antibiotic Management guidelines, also known as “Stewardship” Committees, in place to identify antibiotics most appropriate and targeted to each individual patient’s infection. Past efforts to “cast the widest net possible” with broad-spectrum antibiotics that affect many types of bacteria have caused problems, such as C. difficile infections, by killing good bacteria or increased antibiotic resistance in other bacteria in different areas of the body. Additionally, in 2016, the Infectious Diseases Society of America and the Society for Healthcare Epidemiology of America, or IDSA/SHEA, updated their Antibiotic Stewardship guidelines for antibiotic use. We believe that three key goals from these guidelines are applicable to the treatment of CABP:

●	Reduce use of antibiotics associated with a high risk of C. difficile infections;
●	Increase use of oral antibiotics as a strategy to improve outcomes or decrease costs; and
●	Reduce antibiotic therapy to the shortest effective duration.

Consistent with the Antimicrobial Stewardship principles, we believe that XENLETA could be well suited as either a first-line or second-line empiric monotherapy for the treatment of CABP patients in the hospital setting, outpatient-transition of care or in the community setting, because of its novel mechanism of action, complete spectrum of activity for CABP pathogens, including against multidrug resistant strains, achievement of substantial drug concentrations in lung fluids and lung immune cells, the flexibility to step down from IV to oral administration as both oral and IV formulations are available and a favorable safety and tolerability profile.

On September 9, 2019, we announced that the oral and IV formulations of XENLETA were available in the United States for the treatment of CABP through major specialty distributors. This followed the approval by the FDA of our NDA for XENLETA on August 19, 2019 for the treatment of adults with CABP. XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

We primarily market XENLETA to community-based physicians. This strategy has been implemented given XENLETA’s convenient 5-day dosing of its oral formulation and given that it is widely covered under most commercial insurance plans.

We entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc., or Sunovian, for the commercial rights to XENLETA in Canada. On July 16, 2020, we announced that Sunovian received approval from Health Canada to market oral and IV formulations of XENLETA® (lefamulin) for the treatment of community-acquired pneumonia, or CAP, in adults, with the related Notice of Compliance from Health Canada dated July 10, 2020.

On July 28, 2020, we announced that the European Commission, or EC, issued a legally binding decision for approval of the marketing authorization application for XENLETA™ (lefamulin) for the treatment of CAP, in adults following a review by the European Medicines Agency, or EMA. The EC approved XENLETA for countries of the European Economic Area, or EEA, and United Kingdom, or U.K. The EMA approval of XENLETA in CAP patients when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed paves the way for the potential launch of XENLETA throughout the approved territory. We intend to work with a commercial partner to make XENLETA available to patients in the EEA and U.K.

SIVEXTRO

On July 15, 2020, we announced that we entered into a Sales Promotion and Distribution Agreement, the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, each a subsidiary of Merck & Co. Under the Distribution Agreement, MSD appointed us as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use in the United States and its territories. We have agreed to employ a sales force or retain the services of a contract sales organization to fulfill our obligations under the Distribution Agreement. In September 2020, we began a small and focused sales effort, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and patients 12 years of age and older for the treatment of ABSSSI caused by susceptible isolates of the following Gram-positive microorganisms: Staphylococcus aureus, including methicillin-resistant, or MRSA, and methicillin-susceptible, or MSSA, isolates, Streptococcus pyogenes, Streptococcus agalactiae, Streptococcus anginosus group (including Streptococcus anginosus, Streptococcus intermedius and Streptococcus constellatus), and Enterococcus faecalis.

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

We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI including acute pyelonephritis, or AP, in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non-inferiority to high dose piperacillin/tazobactam in patients with cUTI, including AP. In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requested that issues related to facility inspections and manufacturing deficiencies at our active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. We requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. We resubmitted our NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. On June 19, 2020, the FDA issued a second CRL on the NDA for CONTEPO. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions caused by the COVID-19 pandemic. In general, previously identified product quality and facility inspection related observations at our contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and others in the industry that have been impacted await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. CONTEPO has been granted Qualified Infectious Disease Product, or QIDP, and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, we cannot predict when the CONTEPO NDA will be resubmitted or when CONTEPO would receive marketing approval, if at all.

Our Strategy

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. The key elements of our strategy are:

●	Maximize the commercial potential of XENLETA for CABP, SIVEXTRO for ABSSSIs and CONTEPO for cUTIs. We own exclusive, worldwide rights to XENLETA and U.S. rights to CONTEPO and we have out licensed the rights to XENLETA in Canada and China. We plan to continue to explore licensing of rights to XENLETA in other territories outside the United States. Our initial target patient population for XENLETA in the United States will consist of adult patients with moderate to severe CABP and the initial target population for CONTEPO will be hospitalized adult patients with complicated urinary tract infections and/or acute pyelonephritis. If CONTEPO receives marketing approval from the FDA, we plan to commercialize it in the United States with internal or external sales resources. We believe CONTEPO has an innovative profile which, if approved, would support its adoption in the United States for adult cUTI patients treated in the hospital. XENLETA also has the opportunity to be adopted as outpatient transition of care from the hospital, or Emergency Department, or as an out-patient treatment in a community setting, each of which we believe represents a significant commercial opportunity. Outside the United States we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with multiple third parties to commercialize XENLETA in such markets. We currently have a Market Access team that is working with large payors, including managed care organizations to secure favorable formulary placement for XENLETA and SIVEXTRO. In addition we offer Patient Assistance Programs to reduce the cost of our drugs at the point of sale. Medical science liaisons are engaging with health care providers to serve as a resource for learning about XENLETA. SIVEXTRO is a novel oxazolidinone class antibiotic to treat susceptible Gram-positive pathogens including MRSA, one of the serious public health threats identified by the CDC. Available in both IV and oral formulations, SIVEXTRO was approved by the FDA for the treatment of adults with ABSSSI, such as cellulitis, wound infections, and Erysipelas and in 2020 the label was expanded to include adolescents 12 years of age and older. In September 2020, we started utilizing an experienced sales force managed by Amplity Health, to call on approximately 7,800 community based health care professionals in areas with high levels of managed care coverage that are high prescribers of antibiotics that are used for both CABP and ABSSSI.
●	Pursue the continued development of XENLETA in additional indications. We are evaluating the cost and benefits of the continued development of XENLETA for indications in addition to CABP. Pediatric oral formulation development is ongoing, and a Phase 1 clinical trial of intravenous lefamulin in pediatric patients is ongoing. We believe XENLETA may have the potential to treat infections in patients with CF, ABSSSI, ventilator-associated bacterial pneumonia, or VABP, or hospital-acquired bacterial pneumonia, or HABP, and sexually transmitted infections, or STIs. In addition, we may explore longer duration of treatment with XENLETA to support development of a treatment for osteomyelitis and prosthetic joint infections. We believe that XENLETA would be differentiated from other treatment options for these potential indications because of its novel mechanism of action, spectrum of activity, including activity against multi-drug resistant pathogens, achievement of substantial concentrations in relevant tissues, availability as both an IV and oral formulation and favorable safety and tolerability profile. We continue to evaluate these opportunities and consider their development if and when there is adequate funding which meets our business and financial objectives.
●	Continue the development of CONTEPO for a pediatric indication. We are continuing the development of CONTEPO for use in pediatric patients with cUTIs. In June 2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age. As a result of COVID-19, research sites were temporarily closed for enrolment for a large part of 2020, and in 2021, only a minority of sites are currently screening patients and allowing access to the institution. As a result, the timelines will be modified to reflect approximately a two-year delay due to COVID-19.
●	Evaluate business development opportunities and potential collaborations. As part of our corporate strategy, we continue to evaluate business development opportunities and potential collaborations. We may further expand our product pipeline through opportunistically in licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products that we would market with our commercial infrastructure, including additional community products, which could involve an acquisition of or combination or other strategic transaction with another operating business. We plan to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance our product candidates, build our product pipeline, concurrently advance a range of research and development programs and leverage our commercial infrastructure. We may consider out-licensing certain products for certain market segments. Potential collaborations may provide us with funding and access to the scientific, development, regulatory and commercial capabilities of the collaborators. We expect to continue to explore opportunities from domestic and international governments, foundations, and non-governmental entities to provide additional funding and support for potential future development programs.

Background

Anti-Bacterial Market and Scientific Overview

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

Antibiotic resistance is primarily caused by genetic mutations in bacteria selected by exposure to antibiotics that do not kill all of the bacteria. In addition to mutated bacteria being resistant to the drug used for treatment, many bacterial strains can also become cross-resistant, meaning that they become resistant to multiple classes of antibiotics. As a result, the effectiveness of many antibiotics has declined, limiting physicians’ options to treat serious infections and exacerbating a global health issue. For example, the WHO estimated in 2014 that people with infections caused by MRSA, a highly resistant form of bacteria, are 64% more likely to die than people with a non-resistant form of the bacteria. Resistance can increase the cost of healthcare because of the potential for lengthier hospital stays and more intensive care. Growing antibiotic resistance globally, together with the low level of investment in research and development, is considered one of the biggest global health threats. In 2010, the WHO stated that antibiotic resistance is one of the three greatest threats to human health. Partially in response to this threat, the U.S. Congress passed the GAIN Act in 2012, which provides incentives, including access to expedited FDA review for approval, fast track designation and five years of potential data exclusivity extension for the development of new QIDPs. Additional legislation is also being considered in the United States, including the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act of 2019, or DISARM, which is intended to establish a new reimbursement framework to enable product specific reimbursement to hospitals for anti-infective products. In addition, the Centers for Medicare Services, or CMS, have launched an alternative New Technology Add-On Payment, or NTAP, to increase access to innovative antibiotics for hospital inpatients, by improving reimbursement rates for new generation anti-infectives, and specifically those considered QIDP.

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

Community-Acquired Bacterial Pneumonia, or CABP

Market Overview

The U.S. National Center for Health Statistics estimated that between 1988 and 1994 there were approximately 5.6 million cases of pneumonia per year in the United States. More recently, based on our combined analysis of the CDC’s 2007 National Ambulatory Medical Care Survey, the National Hospital Ambulatory Medical Care Survey and 2013 data from the Healthcare Cost and Utilization Project we estimate that over 5.0 million adults are treated annually for CABP in the United States and that while many of these adult CABP patients have their treatment initiated in a hospital, including emergency departments, a significant percentage of them are treated as outpatients in community settings.

Our analysis of the LexisNexis data also indicates that approximately 2.4 million of these adult CABP patients were treated as inpatients with IV or injectable antibiotics, and we found that the majority of CABP patients enter the hospital inpatient setting following the initiation of antibiotic therapy during an Emergency Department, or ED, visit. Additionally, our analyses show that approximately 1.4 million adult CABP patients were treated with antibiotic courses, IV or oral, in the ED or as hospital outpatients and subsequently released without hospital admission.

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

Based on data from LexisNexis® Risk Solutions, a leading provider of healthcare data and analytics solutions, as well as analysis of data from US hospitals and other healthcare facilities, we determined that the number of adult CABP patients who were treated with antibiotic therapy in hospitals in the United States exceeded 3.8 million for full-year 2016. Our analysis of the LexisNexis data also indicates that approximately 2.4 million of these adult CABP patients were treated as inpatients with IV/injectable antibiotics, and we find that the majority of CABP patients enter the hospital inpatient setting following the initiation of antibiotic therapy during an ED visit. Additionally, our analyses show that approximately 1.4 million adult CABP patients were treated with antibiotic courses (IV or oral) in the ED or as hospital outpatients and subsequently released without hospital admission.

Additionally, approximately 1.4 million adult CABP patients were treated with antibiotic courses (IV or oral) in the ED or as hospital outpatients and subsequently released without hospital admission. Furthermore, as a result of our market research in 2017-18, we believe that once adult CABP patients are released from ED or are discharged from U.S. hospitals, approximately 60-70%, receive oral antibiotic outpatient prescriptions as continuation of their antibiotic treatment. As hospitals look to minimize the total cost of care and duration of hospital stay for CABP patients toward improved outcomes, efficient transition of adult CABP inpatients to an oral antibiotic treatment as outpatient therapy can significantly reduce days of hospitalization and overall treatment cost.

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

Overall, the impact of pneumonia is serious as based on CDC data, approximately 50,000 patients died from CABP in the United States in 2014.

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

Currently Available Treatment Options

In 2019, based on the most likely bacteria to cause CABP, IDSA and the American Thoracic Society, or ATS, updated their recommendations for the empiric treatment of non-severe hospitalized patients with CABP without risk factors for MRSA and P. aeruginosa with either:

●	a combination of a cephalosporin plus a macrolide or
●	monotherapy with a respiratory fluoroquinolone; or
●	combination therapy with a β-lactam and doxycycline when macrolides or fluoroquinolones are contraindicated.

Given concerns over increasing drug resistance (macrolides) and safety issues (macrolides, fluoroquinolones), the guidelines noted a need for additional research of new therapeutic agents, like XENLETA, for adults with CABP. As a new therapeutic agent for the treatment of CABP, we believe the treatment of CABP with XENLETA is consistent with the guidelines.

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

Difficult, Inconvenient and Costly Regimens

Currently available antibiotics used to treat CABP and other serious infections can be difficult, inconvenient and costly to administer. Physicians typically prefer IV administration for patients hospitalized with more serious illness to ensure adequate delivery of the drug. Many IV antibiotics are prescribed for seven to 14 days or more and patients can be hospitalized for much or all of this period or require in-home IV therapy. The diagnosis related group, or DRG, reimbursement system often used in the U.S. hospital setting pays a fixed fee for an episode of CABP that may not fully compensate hospitals for the duration of hospitalized care. Prolonged IV treatment that extends the period of hospitalization may cause hospital costs to increase in excess of the fixed reimbursement fee, resulting in significant negative financial impact on healthcare institutions. In addition, to address all likely bacterial pathogens in a patient with a more serious illness, IDSA guidelines recommend using a combination of antibiotics. Combination therapy presents the logistical challenge of administering multiple drugs with different dosing regimens and may increase the risk of drug-drug interactions. While IV treatment delivers the drug more rapidly than is typical orally, once a patient is stabilized, oral treatment with the same drug would allow for more convenient and cost-effective out-patient treatment. Because many commonly used antibiotics are only available in IV form, a switch to an oral therapy requires changing to a different antibiotic, which may be less effective for the patient due to the different mechanism of action of the drug prescribed upon discharge.

Adverse Effects

Currently available antibiotic therapies can have serious side effects. These side effects may include severe allergic reactions, decreased blood pressure, nausea and vomiting, suppression of platelets, pain and inflammation at the site of injection, muscle, renal and oto-toxicity, optic and peripheral neuropathies, aortic dissection, valvular abnormalities, tendinopathy, hypoglycemia and headaches. At times, these side effects may be significant and require discontinuation of therapy. As a result, some treatments require clinicians to closely monitor patients’ blood levels and other parameters, increasing the expense and inconvenience of treatment. This risk may be increased with combination therapy, which exposes patients to potential adverse effects from each of the antibiotics used in treatment. For example, fluoroquinolones are associated with tendon rupture, peripheral neuropathy and, more recently, valvular abnormalities, aortic aneurysm and/or dissection. In addition, fluoroquinolones have been associated with an increased frequency of C. difficile colitis, an overgrowth of a bacteria in the colon that produces a toxin that results in inflammation of the colon and repeated bouts of watery diarrhea. This has resulted in limitations on the use of fluoroquinolones in several countries. In November 2015, the FDA convened an Advisory Committee meeting to review the benefits and risks of fluoroquinolones in less severe indications, such as uncomplicated UTI, acute bacterial sinusitis and acute bacterial exacerbations of chronic bronchitis. Based on the committee’s recommendation, in July 2016, the FDA approved changes to the labels of fluoroquinolones to indicate that fluoroquinolones should be reserved for use in patients who have no other treatment options for the indications mentioned above, because the risk of these serious side effects generally outweighs the benefits in these patients. These changes included a requirement that a separate patient Medication Guide be given with each prescription that describes the safety issues associated with this class of drugs. In December 2018, an FDA review found that fluoroquinolone antibiotics can increase the occurrence of rare but serious events of ruptures or tears in the main artery of the body, called the aorta. These tears, called aortic dissections, or ruptures of an aortic aneurysm can lead to dangerous bleeding or even death. They can occur with fluoroquinolones for systemic use given by mouth or through an injection. As a result, fluoroquinolone use has declined substantially in recent years.

Our Solution : XENLETA for the treatment of CABP

We believe that XENLETA, which is the first new class of antibiotic approved by the FDA in nearly 20 years for CABP, can fill the current treatment gap by providing clinicians the ability to treat a patient with suspected or confirmed CAPB where may be concerns about resistance, or adverse event profiles for available antibiotic classes, or for elderly patients or patients with co-morbidities where they are at higher risk for negative outcomes from pneumonia. XENLETA has proven efficacy and a favorable safety profile as an empiric, short-course monotherapy for the treatment of CABP with targeted activity against Gram-positive, Gram-negative, and atypical bacteria that are commonly associated with CABP, including drug-resistant strains. The novel mechanism of action of XENLETA provides for a low risk of resistance development and low probability of cross resistance with other antibiotics, which is important given the increase in antimicrobial resistance to relevant CABP pathogens. XENLETA, with IV and oral formulations, and no need for a loading dose, has versatility to meet the health care provider and patient’s clinical needs. For example, XENLETA can be utilized in patients as an IV antibiotic in the hospital setting with discharge on oral therapy, which provides significant advantages to the patients’ health while potentially reducing the total cost of care to the hospital. Additionally, we believe a short course treatment with XENLETA oral monotherapy could benefit moderate to severe CABP patients treated in the Emergency Department, or ED, by potentially avoiding hospitalization. And finally, XENLETA can be utilized effectively in the community by primary care practitioners who can potentially avoid an ED visit, thereby, reducing patient hospitalization exposure and related significant associated costs to managed care plans.

ABSSSIs

Market Overview

Acute bacterial skin and skin-structure infections, or ABSSSIs, are very common and are characterized by a wide range of disease presentations. Over 10.7 million unique patients are diagnosed annually with ABSSSIs and lead to over 850,000 hospitalizations based on our market research. The vast majority of ABSSSI patients are successfully treated in the community setting with oral medications. The frequency of ABSSSI is increasing. From 2000 to 2004, total hospital admissions attributed to ABSSSIs increased by 30%, followed by another 17% increase from 2005 to 2011. During a similar time period, from 1993 to 2005, the number of emergency department visits attributed to ABSSSIs almost tripled, from 1.2 million to 3.4 million patients. The increase in frequency of ABSSSI is attributed to the spread of resistant bacteria, in particular, community-associated methicillin-resistant Staphylococcus aureus, or CA-MRSA. ABSSSI includes infections of deeper soft tissues, cellulitis, wound infections, burns, and major abscesses. They often lead to substantial morbidity and mortality, can be resource intensive and incur high healthcare costs.

Causes of ABSSSIs

ABSSSIs are a frequent reason for seeking care at in both the outpatient and hospital settings. Staphylococcus aureus is one of the most common pathogens associated with these infections, and the emergence of community-associated methicillin-resistant Staphylococcus aureus, or MRSA, has represented a significant challenge in their treatment.

Gram-positive bacteria, in particular S. aureus, S. pyogenes, and other ß-hemolytic streptococci are the most common pathogens in ABSSSI. Of increasing concern is the rapidly rising frequency of ABSSSI caused by MRSA. There has been a dramatic increase in the occurrence of CA-MRSA infections since 2000. In many U.S. cities CA-MRSA is the most common pathogen cultured from patients with skin and skin structure infections in emergency departments. The emerging incidence of resistance to multiple antibiotics in pathogens makes ABSSSI increasingly difficult to treat. The most recent practice guidelines published by the IDSA for the treatment of SSTIs reflect the impact of MRSA, because a large focus is on antibiotic regimens covering S aureus, in particular, MRSA. The introduction of community-associated MRSA organisms has also influenced the selection of empirical antibiotic therapy to treat ABSSSIs. Additionally, knowledge of regional microbial resistance and susceptibility patterns is essential to identify appropriate empirical coverage for MRSA. Therefore, empiric coverage for MRSA has been recommended for treatment of skin and soft tissue infections, given the high community prevalence of MRSA. Empiric antibiotic therapy with activity against MRSA is particularly important in the following circumstances:

●	History of MRSA infection
●	Recurrent infection in the setting of underlying predisposing condition(s)
●	Skin and soft tissue infection not associated with purulence, in the setting of inadequate clinical response (within 72 hours) to antibiotic therapy with no activity against MRSA

It is recommended that ABSSSI patients with mild infection (localized involvement with no systemic symptoms), due to known or suspected MRSA, may be treated with oral antibiotic therapy. However, treatment with IV formulations of antibiotic therapy may be appropriate in the following circumstances:

●	Extensive soft tissue involvement
●	Signs of systemic toxicity
●	Rapid progression of clinical manifestations
●	Persistence or progression of symptoms after 48 to 72 hours of oral therapy

●	Immunocompromise
●	Proximity of soft tissue infection to an indwelling device (such as a prosthetic joint or a vascular graft); soft tissue infection should be considered a manifestation of device infection if it originates on the skin directly overlying the prosthesis site.

About MRSA

According to the CDC, “Antibiotic resistance threats in the United States, 2019” report, in contrast to the 2013 report, while the burden of antibiotic-resistance threats in the U.S. was greater than initially estimated, deaths are decreasing. However, the number of Americans who must deal with antibiotic resistant infections remains high. According to the CDC, more than 2.8 million antibiotic-resistant infections occur in the U.S. yearly and lead to the deaths of 35,000 Americans.

One of the serious public health threats identified by the CDC is methicillin-resistant Staphylococcus aureus (MRSA), which continues to be a clinical and economic burden. Based on CDC 2019 report, there were 323,700 estimated MRSA cases in hospitalized patients in 2017, and an estimated 10,600 deaths in the U.S due to MRSA. The European Centre for Disease Prevention and Control (ECDC) estimates that more than four million European Union (EU) patients acquire healthcare acquired infections (HAIs) annually, resulting in 37,000 deaths and that a large proportion of these deaths are due to the most common multidrug-resistant bacteria, including MRSA. According to the ECDC, MRSA is still the most commonly identified antimicrobial-resistant pathogen in hospitals in many parts of the world, including Europe, the Americas, North Africa, the Middle East, and Asia. Data from the Eurosurveillance journal estimates MRSA infections affect more than 150,000 patients annually in the EU.

Currently Available Treatment Options

Since it may take as long as 48 to 72 hours to identify the pathogen(s) causing an infection and most of the currently available oral therapy options that cover resistant pathogens are narrow-spectrum treatments, physicians frequently prescribe two or more antibiotics to treat a broad-spectrum of potential pathogens. In general, empiric therapy choice has typically been guided by the patients’ clinical circumstances including regional antibiotic resistance patterns, allergy history, and concomitant medications A recent 12 month analysis of oral treatment options in the outpatient setting by IQVIA indicated cephalosporins, sulfonamide/trimethoprim combos, tetracyclines and fluroquinolones are some of the most frequently prescribed oral treatments for certain serious bacterial skin infections. However, these commonly prescribed generics must be dosed more frequently, and many have adverse drug effects such drug-drug interactions and central nervous system effects. The efficacy of tetracyclines is supported by susceptibility testing and observational and retrospective reports; however their efficacy for treatment of skin and soft tissue infections due to MRSA has not been rigorously evaluated or compared in clinical trials. Fluroquinolones are not recommended as a treatment option for ABSSSIs caused by MRSA because of decreased susceptibility of MRSA to fluoroquinolones, which also highlights the need for additional treatment options for skin infections that are caused by fluoroquinolone-resistant organisms.

Limitations of Currently Available Treatment Options

The most common treatments for serious bacterial infections are cephalosporins (Keflex), sulfonamide/trimethoprim combinations (Bactrim), tetracyclines and fluroquinolone (Baxdela). The lack of an effective bioequivalent oral formulation of these and many other commonly prescribed antibiotics requires continued IV therapy, which is inconvenient for the patient and may result in longer hospital stays and greater cost. Alternatively, because of the absence of the same antibiotic in an oral, well-tolerated formulation, physicians may switch the patient to a different orally available antibiotic at the time of hospital discharge. This carries the risk of new side effects and possible treatment failure if the oral antibiotic does not cover the same bacteria that were being effectively treated by the IV antibiotic therapy. While linezolid is a twice-daily IV and oral therapy, it is a narrow-spectrum treatment that is associated with increasing bacterial resistance, side effects from interactions with other therapies and other serious safety concerns.

Adverse Effects

Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. The most commonly used antibiotics to treat ABSSSIs, such as cephalosporins, sulfonamide/trimethoprim combos, and fluroquinolones are associated with safety and tolerability concerns. For example, Bactrim (sulfonamide/trimethosprim) is associated with severe reactions including Stevens-Johnsons syndrome a rare and serious disorder of the skin and mucus membranes. As previously noted, fluoroquinolones are associated with tendon rupture, peripheral neuropathy and, more recently, valvular abnormalities, aortic aneurysm and/or dissection. In addition, fluoroquinolones have been associated with an increased frequency of C. difficile colitis, an overgrowth of a bacteria in the colon that produces a toxin that results in inflammation of the colon and repeated bouts of watery diarrhea. Linezolid should not be taken by patients who are also on many commonly prescribed anti-depressants, such as monoamine oxidase inhibitors and serotonin reuptake inhibitors.

Our Solution : SIVEXTRO for the treatment of ABSSSI

SIVEXTRO (tedizolid phosphate) is a novel oxazolidinone class antibiotic to treat susceptible Gram-positive pathogens including MRSA, one of the serious public health threats identified by the CDC.

SIVEXTRO, available in both IV and oral formulations, was approved by the FDA in 2014 for the treatment of adults with ABSSSI such as cellulitis, wound infections and erysipelas and in 2020 the label was expanded to include adolescents 12 years of age and older.

Administered once-daily, SIVEXTRO offers an effective, short six-day course of therapy. Convenient dosing enables greater patient compliance and is one of the key therapeutic and commercial benefits of the drug over existing treatments, many of which must be taken more frequently and for longer periods of time. Sivextro has proven efficacy and demonstrated 80% early clinical response in 48-72 hours, so clinicians know that the drug will work quickly and is well tolerated with a low incidence of side effects. There is no need for monitoring and no drug-drug interactions with SSRIs, another significant competitive advantage, and SIVEXTRO is not a substrate for hepatic CYP450. Additionally, many older ABSSSI treatments can only be administered intravenously, and therefore require hospital treatment leading to increased healthcare costs.

cUTIs

Market Overview

Infections due to a bacterial pathogen that are resistant to one or multiple antibiotic classes have become increasingly common and present a risk to our fight against infectious diseases and the management of complications in vulnerable patients. According to the CDC, more than 2.8 million hospital infections caused by bacteria resistant to one or more antibiotics occur every year in the United States, and over 35,000 patients with an antibiotic-resistant pathogen die each year.

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

Our Solution: CONTEPO for the Treatment of cUTI

●	CONTEPO is an IV formulation of fosfomycin and the sole member of the epoxide antibiotic class.
●	CONTEPO has a different mechanism of action than other IV antibiotics available in the United States.
●	CONTEPO has a broad spectrum of in vitro activity against a variety of clinically important MDR Gram-negative pathogens, including ESBL-producing Enterobacteriaceae, CRE, and Gram-positive pathogens, including methicillin-resistant Staphylococcus aureus, or MRSA, and vancomycin-resistant enterococci.
●	CONTEPO has demonstrated in in vitro studies additivity or synergy when used in combination with other classes of antibiotic agents in pre-clinical trials.
●	CONTEPO has a small molecular size, which may enable high levels of tissue penetration and facilitates renal elimination, both of which are important for treatment of cUTIs.
●	CONTEPO is supported by a long history of IV fosfomycin use outside the United States in a variety of indications, including cUTI.
●	CONTEPO has completed the ZEUS Study, a pivotal registrational Phase 2/3 clinical trial in cUTI, achieving non-inferiority to an active comparator.

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

Our Products and Product Candidate

XENLETA

Overview

XENLETA is a semi-synthetic derivative of the naturally occurring antibiotic, pleuromutilin, which was originally identified from a fungus called Pleurotus mutilius. XENLETA inhibits the synthesis of bacterial protein, which is required for bacteria to grow. XENLETA acts by binding to the peptidyl transferase center, or PTC, on the bacterial ribosome in such a way that it interferes with the interaction of protein production at two key sites known as the “A” site and the “P” site, resulting in the inhibition of bacterial proteins and the cessation of bacterial growth. XENLETA’s binding occurs with high affinity, high specificity and at molecular sites that are different than other antibiotic classes. We believe that XENLETA’s novel mechanism of action is responsible for the lack of cross-resistance with other antibiotic classes that we have observed in our preclinical studies and clinical trials and a low propensity for development of bacterial resistance to XENLETA. The binding of XENLETA to the PTC on the bacterial ribosome is depicted in the graphic below.

We believe that XENLETA is well suited to be used empirically as monotherapy for the treatment of respiratory tract infections, such as CABP, because of its spectrum of antibacterial activity against both the typical and atypical pathogens causing CABP. XENLETA is a pleuromutilin antibacterial indicated for the treatment of adults with CABP caused by susceptible microorganisms. In addition, in preclinical studies, XENLETA showed potent antibacterial activity against a variety of Gram-positive bacteria, Gram-negative bacteria and atypical bacteria, including multi-drug resistant strains. In preclinical studies and in Phase 1 clinical trials, XENLETA achieved substantial concentrations in the epithelial lining fluid, or ELF, of the lung, the site infected during pneumonia. XENLETA also provides the ability to switch from IV to oral therapy and maintain therapy with the same antibacterial treatment. The efficacy of XENLETA in humans has been shown in a proof-of-concept clinical Phase 2 trial with 207 patients with ABSSSI (acute bacterial skin and skin structure infections) comparing two XENLETA doses (100 mg and 150 mg i.v. q12 h) with vancomycin (≥ 1,000 mg) over 5-14 days. This trial enrolled patients with severe skin and skin structure infections, excluding any patients with minor and uncomplicated infections. In total, 90.8 % of patients in the Modified Intent to Treat, or mITT population had S. aureus infection; 69.1 % of patients had MRSA. The results of the clinical Phase 2 trial in ABSSSI provided the first proof of concept for the systemic use of a pleuromutilin antibiotic for the treatment of serious bacterial infections in humans. Thereafter, the clinical program for XENLETA progressed with completion of two Phase 3 clinical trials in CABP (LEAP 1, LEAP 2). These trials demonstrated that XENLETA treatment, administered as IV only, IV to oral, and oral only regimens, was non-inferior to the standard of care moxifloxacin for the treatment of adults with CABP. Each trial provided independent evidence of the treatment effect and safety in this population with unmet medical need.

The FDA has designated each of the IV and oral formulations of XENLETA as a QIDP, which provides for the extension of statutory exclusivity periods in the United States for an additional five years upon FDA approval of the product for the treatment of CABP and granted fast track designation to these formulations of XENLETA. Fast track designation is granted by the FDA to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. The fast track designation for the IV and oral formulations of XENLETA will allow for more frequent interactions with the FDA, the opportunity for a rolling review of any NDAs, eligibility for priority review and a shortening of the FDA’s goal for taking action on a marketing application from ten months to six months. Two NDAs for IV and oral formulations of XENLETA for treatment of CABP were submitted to the FDA December 19, 2018 and were approved on August 19, 2019. On July 16, 2020, we announced that Sunovion Pharmaceuticals Canada Inc., received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of CAP in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. On July 28, 2020, we announced that the European Commission, or EC, issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia, in adults following a review by the EMA. The EMA approval of XENLETA in CAP patients when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed paves the way for the potential launch of XENLETA accross the European Economic Area, or EEA, and United Kingdom, or U.K.

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

Key Attributes of XENLETA

We believe that the combination of the following key attributes of XENLETA, observed in clinical trials and preclinical studies, differentiates XENLETA from currently available antibiotics and make XENLETA well suited for use as a first-line or second-line empiric monotherapy for the treatment of CABP.

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

Targeted Spectrum of Activity for CABP Pathogens and Low Propensity for the Development of Bacterial Resistance

We expect XENLETA’s spectrum of antibacterial activity against typical and atypical pathogens could eliminate the need to use a combination of antibiotics for the treatment of CABP. In our completed Phase 2 clinical trial, IV XENLETA achieved a high cure rate against multi-drug resistant Gram-positive bacteria, including MRSA. In addition, in preclinical studies, XENLETA showed activity against a variety of Gram-positive bacteria, including S. pneumoniae and S. aureus, that are resistant to other classes of antibiotics, Gram-negative bacteria, including H. influenzae and M. catarrhalis, and atypical bacteria, including C. pneumoniae, M. pneumoniae and L. pneumophila. Included in XENLETA’s spectrum of activity are all bacterial pathogens identified by IDSA as the most common causes of CABP for hospitalized patients who are not in the intensive care unit, as well as strains of the above listed bacteria that are resistant to other classes of antibiotics, including penicillins, cephalosporins, fluoroquinolones and macrolides.

Based on observations from our preclinical studies and clinical trials of XENLETA, as well as industry experience with pleuromutilins used in veterinary medicine over the last 40 years, we believe that XENLETA’s novel mechanism of action is responsible for the low risk of cross-resistance observed with other antibiotic classes and a low propensity for development of bacterial resistance to XENLETA.

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

The efficacy and safety of XENLETA in adult patients with CABP was shown in two pivotal Phase 3 clinical trials (LEAP 1 and LEAP 2). The two trials were designed in accordance with US and EU regulatory guidelines and conducted in parallel from 2016 to 2018. Design elements of the Phase 3 clinical trials were broadly comparable. Both were global, multicenter, randomized, double-blind, active-controlled, non-inferiority studies to establish the efficacy and safety of XENLETA against the standard-of-care moxifloxacin in the treatment of adult subjects with CABP. In LEAP 1, subjects were treated with IV study drug and could be switched to oral study drug at the discretion of the Investigator after 3 full days (6 doses) of IV treatment if, in the opinion of the Investigator, pre-defined criteria were met. In LEAP 2, subjects were treated with XENLETA for five days (ten doses) compared to seven days of moxifloxacin (seven doses).

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

The protocol defined different primary endpoints for the FDA and EMA to address regional differences in regulatory requirements for the development of antibacterial drugs to treat CABP. The FDA primary endpoint (EMA secondary endpoint) was the percentage of subjects with an Early Clinical Response, or ECR, of responder at 96 ± 24-hours after the first dose of study drug in the Intent-to-treat, or ITT, Analysis Set. The EMA co-primary endpoints (FDA secondary endpoints) were the percentages of subjects with an Investigator’s Assessment of Clinical Response (IACR) of success at Test of Cure (TOC) Visit (5 to 10 days after the last dose of study drug) in the mITT and Clinically Evaluable at Test of Cure, or CE-TOC Analysis Sets.

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

LEAP 1 met its primary objective and demonstrated that XENLETA is non-inferior to moxifloxacin with or without adjunctive linezolid for the treatment of adult subjects with CABP based on the FDA and EMA primary endpoints. The ECR responder rate (FDA primary endpoint) was 87.3% in the XENLETA group and 90.2% in the moxifloxacin group (treatment difference −2.9%; 95% CI: −8.5, 2.8). The lower limit of the 95% CI for the difference in ECR responder rates was greater than the non-inferiority margin of −12.5%. Success rates for IACR at TOC (EMA co-primary endpoints) were 81.7% in the XENLETA group and 84.2% in the moxifloxacin group (treatment difference −2.6%; 95% CI: −8.9, 3.9) in the mITT group, and 86.9% in the XENLETA group and 89.4% in the moxifloxacin group

(treatment difference −2.5%; 95% CI: −8.4, 3.4) in the CE-TOC group. The lower limit of the 95% CI for the difference in IACR success rates was greater than the non-inferiority margin of −10% for both groups.

Early Clinical Response rates for the most frequently identified baseline pathogens in the Microbiological Intent-to-treat, or microITT, group were: S. pneumoniae (88.2% XENLETA vs 93.8% moxifloxacin), H. influenzae (92.2% XENLETA vs 94.7% moxifloxacin), M. catarrhalis (92.0% XENLETA vs 100.0% moxifloxacin), M. pneumoniae (84.2% XENLETA vs 90.0% moxifloxacin), L. pneumophila (88.9% XENLETA vs 85.7% moxifloxacin), and C. pneumoniae (90.9% XENLETA vs 94.7% moxifloxacin). ECR responder rates for S. aureus were 100.0% in both treatment groups. Responder rates among resistant pathogens were high in the XENLETA group (e.g., 100.0% for penicillin-intermediate S. pneumoniae [PISP], penicillin-resistant S. pneumoniae [PRSP], multi-drug resistant S. pneumoniae, or MDRSP, and macrolide-resistant S. pneumoniae), although the number of resistant pathogens was low.

Both XENLETA and moxifloxacin were well tolerated in the IV ± oral treatment regimens administered in the study. A similar rate of treatment-emergent adverse events, or TEAEs, was observed (38.1% vs 37.7% in the XENLETA and moxifloxacin groups, respectively). Gastrointestinal events were the most frequently reported TEAEs in both treatment groups (6.6% XENLETA, 13.6% moxifloxacin), with the difference between groups driven by an imbalance in TEAEs of diarrhea (0.7% XENLETA, 7.7% moxifloxacin). No gastrointestinal TEAEs led to discontinuation of study drug in either treatment group.

Administration site reactions of any type occurred more frequently for XENLETA (7.7%) than moxifloxacin (3.7%). The most common individual TEAE was infusion site pain, affecting eight (2.9%) subjects in the XENLETA group, and no subjects in the moxifloxacin group. One subject in each treatment group had an infusion site reaction that led to discontinuation of study drug.

The incidence of TEAEs leading to discontinuation of study drug was 2.9% XENLETA and 4.4% for moxifloxacin. The only TEAE preferred terms leading to discontinuation for more than 1 subject per treatment group were electrocardiogram (ECG) QT prolonged (one XENLETA-treated subject and three moxifloxacin-treated subjects) and infectious pleural effusion (one XENLETA-treated subject and two moxifloxacin-treated subjects).

Serious TEAEs occurred in 7.0% of subjects in the XENLETA group and 4.8% of subjects in the moxifloxacin group and were most frequently reported in the Infections and Infestations System Organ Class, or SOC (2.9% XENLETA, 1.5% moxifloxacin).

Nine deaths (five in the XENLETA group and, four in the moxifloxacin group) occurred by Day 28. Two additional deaths were reported after Day 28 (i.e., after the intended Late Follow-up [LFU] Visit): one XENLETA-treated subject on Day 32 and one moxifloxacin-treated subject on Day 48. None of the deaths was assessed as related to study drug by the Investigators.

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

LEAP 2 met its primary objective and demonstrated that XENLETA is non-inferior to moxifloxacin for the treatment of adult subjects with CABP based on the FDA and EMA primary endpoints. The ECR responder rate (FDA primary endpoint) was 90.8% in the XENLETA group and 90.8% in the moxifloxacin group (treatment difference 0.1%; 95% CI: −4.4, 4.5). The lower limit of the 95% CI for the difference in ECR responder rates was greater than the non-inferiority margin of −10%. Success rates for IACR at TOC (EMA co-primary endpoints) were 87.5% in the XENLETA group and 89.1% in the moxifloxacin group (treatment difference −1.6%; 95% CI: −6.3, 3.1) in the mITT group, and 89.7% in the XENLETA group and 93.6% in the moxifloxacin group (treatment difference −3.9%; 95% CI: −8.2, 0.5) in the CE-TOC group. The lower limit of the 95% CI for the difference in IACR success rates was greater than the non-inferiority margin of −10% for both groups.

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

Both XENLETA and moxifloxacin were well tolerated in the oral treatment regimens administered in the study. The overall incidence of TEAEs was higher in the XENLETA group (32.6%) than in the moxifloxacin group (25.0%), which was driven by a difference in the incidence of mild/moderate Gastrointestinal Disorders. For XENLETA and moxifloxacin, respectively, the most frequently reported individual TEAEs in this category (and for the study overall) were diarrhea (12.2% vs 1.1%), nausea (5.2% vs 1.9%), and vomiting (3.3% vs 0.8%). Among the XENLETA-treated subjects reporting each of these TEAEs, approximately 75% had mild events and the remainder had moderate events. The only severe gastrointestinal adverse event, which was also serious, was a case of inguinal hernia strangulated in a moxifloxacin-treated subject. There were no severe or serious gastrointestinal adverse events among XENLETA-treated subjects. Furthermore, gastrointestinal events led to study drug discontinuation for 3 XENLETA-treated subjects (due to vomiting or abdominal pain) and one moxifloxacin-treated subject (due to vomiting). One patient who had a positive clinical response to XENLETA was later diagnosed with a C. difficile infection during an extended hospital stay.

The incidence of TEAEs leading to discontinuation of study drug was 3.3% for the XENLETA group and 2.4% for the moxifloxacin group.

Serious TEAEs occurred in 4.6% of XENLETA-treated subjects and 4.9% of moxifloxacin-treated subjects, most frequently in the Infections and Infestations category (2.4% and 1.4%, respectively).

In each treatment group, three (0.8%) subjects died by Day 28. Deaths of two additional XENLETA-treated subjects were reported after Day 28 (i.e., after the intended LFU Visit): one subject on Day 57 and one subject on Day 271. None of the deaths was assessed as related to study drug by the Investigators.

No clinically meaningful trends or pattern of changes were identified in hematology or chemistry laboratory parameters. Two unique XENLETA-treated subjects had either an ALT or an aspartate aminotransferase (AST) value >10 × the upper limit of normal, or ULN; in both cases the transaminase increases were transient with no associated increase in serum bilirubin. No subjects met Hy’s Law criteria.

Electrocardiogram analyses demonstrated increases from baseline in the QTcF interval in both treatment groups, but the magnitude of the change in the XENLETA treatment group was smaller than that caused by moxifloxacin. In this study the mean change from baseline in QTcF interval at the steady state assessment was 9.5 msec for XENLETA and 11.6 msec for moxifloxacin. Post-baseline QTcF increases of >60 msec occurred in 1.1% of

XENLETA-treated subjects and 1.9% of moxifloxacin-treated subjects. No associated cardiac arrhythmias of concern were observed. No adverse trends in vital signs in either treatment group were observed.

Phase 1 Pediatric Clinical Trial

Not unlike treatment of infectious diseases in adults, the management of pediatric infections has become more difficult due to the continuing rise in resistance in bacteria. Further complicating antimicrobial selection in the pediatric population is the need for agents to be very well tolerated and available in a final dosage form that can be easily administered to children. Based upon the in vitro antimicrobial spectrum of activity, along with the safety profile observed to date, we believe XENLETA is appropriate for evaluation for the treatment of a variety of pediatric infections, including those affecting the respiratory tract and skin and skin structure. We have an agreed Pediatric Investigation Plan, or PiP, and Pediatric Study Plan, or PSP, with the EMA and FDA, respectively. Pediatric oral formulation development is ongoing with initiation of a relative bioavailability and pharmacokinetic study with said oral formulation in 2019, and we initiated a Phase 1 clinical trial evaluating safety, tolerability and PK of intravenous XENLETA in pediatric patients in mid-2018.

Additional Potential Indications for XENLETA

Cystic Fibrosis

Cystic fibrosis, or CF, is a genetically inherited multi-system rare disorder caused by defects in the CFTR gene (CF transmembrane conductance regulatory), located on chromosome 7, with a gene carrier rate of 1 in 25. CF is the most common, life-limiting recessive genetic disorder in a caucasian population. It is believed that up to 30,000 people have cystic fibrosis in the United States with approximately 1,000 new patient diagnoses yearly. CF is predominantly a disorder of caucasians occurring in about 1 of every 3,200 live births compared to 1 in 15-17,000 live births in African Americans. In many cases, CF is apparent soon after birth and most patients are diagnosed by age 3. Approximately 10% of those affected were diagnosed after 18 years of age, but this figure has decreased due to newborn screening.

The disruption in chloride transport at the cellular level leads to dehydrated secretions within the lungs. Hence, pulmonary disease is the leading cause of morbidity and mortality in patients with CF because impaired muco-ciliary clearance in the lungs leads to recurrent pulmonary infections, inflammation, bronchiectasis and progressive lung function decline. One of the major factors influencing the impact on the lungs is infection. Based on the CF Foundation 2018 Annual Report, infections are a leading cause of loss of lung function and take a significant physical and emotional toll, making them a top concern for people with CF. It is estimated that that approximately half of the CF population will continue to require improved anti-infective treatments over the next 20 years.

Staphylococcus aureus is a ubiquitous commensal bacterial pathogen isolated in the respiratory tract and is commonly colonized in the respiratory tracts of CF patients. It is one of the main causes of recurrent acute pulmonary infections. According to the 2018 CF Foundation Patient Registry, 70.3% of patients with CF have Staphylococcus aureus isolated from their respiratory tract, of which 55.2% is methicillin-sensitive Staphylococcus aureus, or MSSA. What is concerning many CF clinicians is the increase in methicillin-resistant Staphylococcus aureus, or MRSA, which was identified in 25.0% of patients because MRSA is associated with greater lung damage, pulmonary function deterioration and increased risk of death.

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

A 2018 Cochrane Review on interventions for the eradication of methicillin-resistant Staphylococcus aureus (MRSA) in people with cystic fibrosis reviewed the available literature to evaluate the effectiveness of current treatment regimens. Despite showing MRSA eradication in CF patients is possible, it is not clear what the long- term implications are as only two studies were identified and the quality of the evidence was found to be very low or low for the different outcomes. For acute pulmonary exacerbations due to MRSA, treatment with trimethoprim-sulfamethoxasole or doxycycline, and for moderate or severe exacerbations or if the prior regimens fail, treatment with oral linezolid, intravenous vancomycin or intravenous ceftaroline is recommended. There are limited treatment options in patients and each of the aforementioned drugs have potential safety concerns such as hypersensitivity reactions, bone marrow suppression or renal toxicity. More information on dosage and administration is needed to evaluate the effectiveness of antibiotic therapy to ensure optimal patient outcomes. Hence, there is an unmet need for new treatment options to treat Staphylococcal pulmonary infections, specifically acute pulmonary exacerbations due to MRSA.

We believe XENLETA has an opportunity to provide CF patients with MRSA infection an alternative treatment option. XENLETA is a potent anti-staphylococcal antibiotic from the pleuromutilin class. It has been demonstrated to be highly effective in in vitro and in vivo studies of S. aureus infection, both MSSA and MRSA. Further it has been shown to achieve high concentrations in the lung fluid and lung macrophages. XENLETA has been developed and approved for the treatment of community-acquired bacterial pneumonia (including those caused by S. aureus) in the U.S., EU, and Canada as an oral tablet and a sterile intravenous product. XENLETA is not metabolized renally and is not nephrotoxic. We believe the confluence of non-clinical and clinical data, as well as the availability of a well-tolerated and effective oral formulation uniquely positions lefamulin to potentially address the major unmet need of exacerbations of cystic fibrosis caused by S. aureus, both MSSA and MRSA. We intend to commence a Phase 1 clinical trial to evaluate the pharmacokinetics, safety and tolerability of XENLETA in patients with CF. Results from this trial will inform further development of XENLETA as a treatment for staphylococcal lung infections in this patient population.

Sexually Transmitted Infections (STIs)

The US Centers for Disease Control and Prevention (CDC) reports gonorrhea (caused by Neisseria gonorrhoeae) as one of the most common STIs in the US, with more than 800,000 cases estimated to occur each year. Left untreated, these infections can cause serious health problems, particularly for women, including chronic pelvic pain, life-threatening ectopic pregnancy, and infertility. Gonorrhea infection also increases a person’s risk of contracting and transmitting human immunodeficiency virus. Chlamydial infections and gonorrhea are the most frequently reported sexually transmitted and reportable infections in both Europe and the US with high occurrence rates among young persons, particularly women.

The World Health Organisation (WHO) has estimated that the total number of new cases of Chlamydia trachomatis (CT) and Neisseria gonorrhoeae (NG) globally per year was 131 and 78 million, respectively (WHO, 2019). In Europe, 409,646 cases of C. trachomatis were reported in 2017 (ECDC, 2019), and 75,349 cases of N. gonorrhoeae were reported in 2016 (ECDC, 2018). In the US, 1,708,569 cases of C. trachomatis (CDC, 2018a) and 555,608 cases of N. gonorrhoeae were reported to CDC in 2017 (CDC, 2018b).

STI organisms are progressively developing resistance to antibiotics prescribed for treatment: sulfonilamides, penicillin, cephalosporins, azithromycin, tetracycline, and ciprofloxacin, and gonococcal resistance to all of these antibiotics have been reported globally. Declining susceptibility to cefixime (an oral cephalosporin antibiotic) resulted in a change to the CDC treatment guidelines in 2015, so that dual therapy with ceftriaxone (an injectable cephalosporin) and azithromycin is now the only CDC recommended treatment regimen for gonorrhea. The emerging threat of cephalosporin resistance highlights the need for continued surveillance of N. gonorrhoeae antimicrobial susceptibility (CDC, 2018b). In 2014, 38.2% of all N. gonorrhoeae collected in the national surveillance program exhibited resistance to penicillin, tetracycline, or ciprofloxacin or reduced susceptibility to cefixime, ceftriaxone, or azithromycin. Resistance or reduced susceptibility to one antibiotic was identified in 20.8% of isolates, to two in 9.6%, to three in 7.2%, to four in 0.5%, and to five in 0.1% (Kirkcaldy et al, 2016).

Mycoplasma genitalium has become a well-established cause for STIs and several studies have demonstrated the association between M. genitalium and urethritis in men and urethritis, cervicitis, endometritis, and pelvic inflammatory disease in women. Decreases in the treatment efficacy of azithromycin, and treatment failure after second line moxifloxacin leaves no validated treatment options for the treatment of M. genitalium infections.

XENLETA is a highly potent novel antimicrobial of the pleuromutilin class. Initial in vitro studies demonstrated high susceptibility of STI pathogens to lefamulin. Notably, susceptibility of Chlamydia trachomatis (MIC50/90, 0.02/0.04 mg/liter) and susceptible and resistant Neisseria gonorrhoeae (MIC50/90, 0.12/0.5 mg/liter) were good, and susceptibility of Mycoplasma genitalium was excellent (MIC range, 0.002 to 0.063 mg/liter for multi-drug resistant strains). Given this high degree of in vitro susceptibility and its favorable safety profile, lefamulin holds great promise for a first-line antibiotic for the syndromic treatment of STIs, particularly in populations with high rates of resistance to standard-of-care antibiotics.

Acute Bacterial Skin and Skin Structure Infections (ABSSSI)

The effect of lefamulin in treating ABSSSI was demonstrated in a Phase 2 study with 207 subjects with ABSSSI comparing two lefamulin doses (100 mg and 150 mg IV q12h) with vancomycin over 5-14 days. This study enrolled patients with significant skin and skin structure infections with a median lesion size of 175.0 cm2 (greater than the minimum surface area of 75 cm2 specified in the FDA draft guidance), excluding any patients with minor and uncomplicated infections. In total, 90.8% of patients in the MITT population had S. aureus infection; 69.1% of subjects had MRSA. Lefamulin 100 mg and 150 mg had consistently high efficacy rates across a wide range of clinical and microbiological outcomes at several time points including the TOC, 7 to 14 days after the completion of therapy. These response rates were comparable to vancomycin. The clinical success rate at TOC with lefamulin 100 mg and 150 mg q12h treatment was high for all subgroups of subjects defined by primary infection type, bacteremia status, diabetic status, baseline fever status, age group, antibiotic therapy category, prior treatment failure status, baseline area of erythema, baseline body mass index, and gender. No important differences between or among the compared subgroups in the response to lefamulin treatment were observed. The Day 3 clinical responder rate for lefamulin was also high and comparable to vancomycin.

We may advance these programs into clinical development based on available funding.

CONTEPO Clinical Development Program

Overview

CONTEPO is under development in the United States for the treatment of cUTI, including AP. The clinical development plan for CONTEPO utilized a modernized dosing regimen to optimize coverage of the predominant pathogens in hospital infections, including strains recognized by the CDC as an urgent or serious antibiotic resistant threat to public health in the United States. The FDA has designated CONTEPO as a QIDP. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, to the FDA in October 2018. The NDA submission utilized the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non inferiority to piperacillin/tazobactam in patients with cUTI, including acute pyelonephritis. In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve our application in its current form. The CRL requested that issues related to facility inspections and manufacturing deficiencies at our active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. We requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of our contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. We resubmitted our NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. On June 19, 2020, the FDA issued a second CRL on the NDA for CONTEPO. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions caused by the COVID-19 pandemic. In general, previously identified product quality and facility inspection related observations at our contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and others in the industry that have been impacted await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. CONTEPO has been granted QIDP and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, we cannot predict when the CONTEPO NDA will be resubmitted or when CONTEPO would receive marketing approval, if at all.

Phase 2/3 Clinical Trial

The ZEUS Study was a multicenter, randomized, parallel-group, double-blind, pivotal Phase 2/3 clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of CONTEPO compared to PIP-TAZ in the treatment of hospitalized adults with cUTI or AP. PIP-TAZ is a combination antibiotic consisting of a broad-spectrum antibiotic, piperacillin, plus a Beta-lactamase inhibitor, tazobactam, which extends the antibiotic spectrum of piperacillin to include many Beta-lactamase-producing bacteria that have acquired resistance to piperacillin alone. PIP-TAZ is widely used to treat serious Gram-negative infections. The primary objective of the ZEUS Study was to demonstrate that CONTEPO was non-inferior to PIP-TAZ in overall success based on clinical cure and microbiologic eradication in the microbiologic modified intent-to-treat, or m-MITT, population at the test-of-cure visit, or TOC, which occurred on the 19th to 21st day after completion of seven days of treatment with the study drug, or after up to 14 days of treatment for patients with concurrent bacteremia. The m-MITT population consisted of 362 patients, each of whom met the study’s inclusion criteria, was randomized, received any amount of study drug, and had one or more baseline Gram-negative pathogens growing at greater than or equal to 10(5) CFU/mL from an appropriately collected, pre-treatment baseline urine or blood sample. The primary endpoint was a composite of the investigator’s determination of clinical cure, meaning complete resolution or significant improvement of signs and symptoms that were present at baseline and no new symptoms, such that no further antimicrobial therapy is warranted, plus microbiologic eradication, meaning that the baseline bacterial pathogen was reduced to less than 10(4) CFU/mL on urine culture and, if applicable, negative on repeat blood culture, both in the m-MITT population at TOC. Any missing or presumed eradications were classified as indeterminates, and conservatively counted as failures in the overall success analysis.

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

In the ZEUS Study, CONTEPO was non-inferior to PIP-TAZ for the primary efficacy outcome of overall success, which was defined as clinical cure and microbiologic eradication at TOC. Overall success occurred in 64.7% of CONTEPO patients and 54.5% of PIP-TAZ patients. The treatment difference between the CONTEPO and PIP-TAZ groups was 10.2%, with a 95% confidence interval (−0.4, 20.8). Additionally, the lower bound of the 95% confidence interval met the pre-specified non-inferiority margin of −15%, demonstrating that CONTEPO was non-inferior to PIP-TAZ in the study. In a post-hoc primary efficacy analysis using results of blinded PFGE molecular typing of urinary tract pathogens, this difference was even greater (69.0% CONTEPO patients compared to 57.3% PIP-TAZ patients, with a treatment difference of 11.7%, with a 95% confidence interval (1.3, 22.1). Overall success rates were driven by microbiologic eradication rates, as clinical cure rates were greater than 90% and treatment differences were small at TOC. Using the PFGE molecular typing, the microbiologic eradication rates in the m-MITT population at the TOC were 70.7% for patients receiving CONTEPO compared to 60.1% for patients receiving PIP-TAZ. These rates were consistent with those observed in some contemporary cUTI studies, and most patients with microbiologic persistence at TOC had identifiable reasons or risk factors for persistence, such as functional or anatomical abnormalities of the urogenital tract, recent or indwelling urinary tract catheterization, elevated minimum inhibitory concentration, or MIC, to the study drug received, abbreviated study drug therapy, or other underlying co-morbidities. Of note, a majority of patients with microbiologic persistence at TOC were clinical cures at TOC, did not require rescue antimicrobial therapy, and remained sustained cures at LFU.

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

Phase 1 Pediatric Clinical Trial

In June 2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. A total of 24 patients are expected to be enrolled at up to ten clinical sites in the United States. As a result of COVID-19, research sites were temporarily closed in 2020 and only a minority of sites are currently screening patients and allowing access to the institution. As a result, the timelines will be modified to reflect a two-year delay due to COVID-19.

Potential Additional Indications for CONTEPO

Fosfomycin has a long history of use outside the United States in a variety of indications beyond cUTI. The FDA has granted both Fast Track and QIDP designations for the investigation of CONTEPO for the following indications in addition to cUTI:

●	Complicated intra-abdominal infections (cIAI)
●	Hospital-acquired bacterial pneumonia (HABP)
●	Ventilator-associated bacterial pneumonia (VABP)
●	Acute bacterial skin and skin structure infections (ABSSSI)

Although we have no current plans to develop CONTEPO for indications other than cUTI, including AP, these designations make CONTEPO eligible for Fast Track and GAIN incentives. We may advance these programs in the clinic based on available funding.

In August 2017, Zavante entered into an agreement with the United States National Institute of Allergy and Infectious Diseases, or NIAID, under which NIAID will conduct a clinical trial to assess CONTEPO’s intrapulmonary penetration and pharmacokinetics in support of the product candidate’s potential future development as a treatment for HABP and VABP. This bronchoalveolar lavage study, or the BAL study, will measure CONTEPO’s pulmonary penetration by assessing drug concentrations in the lining of study subjects’ bronchial pathways. Diffusion and saturation of antibiotics in patients’ airways are considered important factors in assessing a drug’s ability to effectively treat lower-respiratory tract infections. Prior preclinical and clinical investigations of IV fosfomycin have demonstrated that the product candidate penetrates rapidly into tissues and achieves clinically relevant concentrations in urine, soft tissues, lungs and other organs, supporting CONTEPO’s potential versatility as an antibiotic treatment option. The Phase 1 BAL study is currently enrolling study subjects.

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

Under the Sinovant License Agreement, Sinovant and our subsidiaries established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Sinovant Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and were initially eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to XENLETA for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. Additionally, in connection with the FDA approval for XENLETA we received a $5.0 million milestone payment from Sinovant in the third quarter of 2019. The remaining milestone payments of $86.5 million were tied to additional regulatory approvals and annual sales targets. In addition, we are eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Sinovant Territory. In December 2020, we announced the restructuring of our license agreement with Sinovant Sciences for XENLETA in the greater China region. The restructured agreement also accelerates a portion of the $5.0 million milestone payment to us that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020. We will recognize the $1.0 million payment received as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant. The future regulatory and commercial milestone payments will be recorded during the period the milestones become probable of achievement.

Except for the manufacturing collaboration and regulatory support discussed above, Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Sinovant Licensed Products in the Sinovant Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sinovant Licensed Product in the Sinovant Territory. We are obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant sufficient supply of XENLETA for Sinovant to manufacture finished drug products for development and commercialization of the Sinovant Licensed Products in the Sinovant Territory.

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

In recognition of the rising rates of bacterial resistance in China and because CABP is commonly associated with acute respiratory viruses infections, including influenza and coronavirus, and based on XENLETA’s robust safety and efficacy data in the treatment of patients with CABP generated globally and in China, Sinovant is in active discussions with China’s National Medical Products Administration to expedite development activities and regulatory filings for lefamulin in mainland China. Despite the serious measures taken to control COVID-19, which significantly impacted the treatment of bacterial pneumonia patients, enrollment in a pivotal trial in China was completed in early February 2021. The filing by Sinovant for regulatory approval in China is expected to occur in the next 6 months.

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

On November 7, 2019, through Sunovion, we submitted a New Drug Submission, or NDS, for XENLETA. Health Canada determined there was a screening deficiency in December 2019 and a response from us/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. Following the NDS approval that occurred on July 10, 2020, we have received a regulatory milestone payment of $0.5 million from Sunovion. Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestone is probable of achievement.

Sales Promotion and Distribution Agreement with Merck & Co., Inc.

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory.

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

Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force and the restrictions related to COVID-19 needed to be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. To date, we have satisfied our requirements under the Distribution Agreement.

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

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020, we announced that WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with us to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program, or NPP, is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

Commercialization Strategy

Other than in greater China and Canada where we have licensed development and commercialization rights to XENLETA, we own exclusive, worldwide rights to XENLETA and U.S. rights to CONTEPO. Our initial target population for XENLETA consisted of patients with moderate to severe CABP whose antibiotic treatment is hospital-initiated. We received approval for XENLETA from the FDA in August 2019 and launched the product in September 2019. We previously utilized our own targeted hospital sales force and marketing organization and in early 2020 began to target high value primary care physicians in the community near our target hospitals. Based on our market research, we believe XENLETA has an innovative profile supporting adoption in the United States for adult hospital-initiated CABP patients, treated both as in-patients as well as outpatient-transition of care from the hospital to the community, which we believe represents a significant commercial opportunity. Due to market factors in 2020, including the COVID-19 pandemic, we transitioned to a community-based sales effort. In the third quarter of 2020 we secured a Contract Sales Organization (CSO) and began promoting XENLETA and SIVEXTRO to community-based healthcare providers. We anticipate that we will effectively be able to communicate XENLETA’s and SIVEXTRO´s differentiating characteristics and key attributes to clinicians and payors with the goal of establishing favorable reimbursement for patients. Outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA.

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

We own exclusive U.S. rights to CONTEPO. Our strategic intention, supported by CONTEPO’s differentiated profile, is to establish CONTEPO, if approved, as the standard of care in the United States for hospitalized patients with serious infections caused by suspected or confirmed MDR bacteria. We plan to seek a hospital based sales force to promote CONTEPO, and potentially XENLETA, to hospital-based healthcare professionals in key locations within the United States where MDR infections, including CRE, are concentrated. These include roughly 900 hospitals in high resistance locations such as New York City, Los Angeles and Chicago, and other major population centers.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of XENLETA, CONTEPO, or any of the other compounds that we are evaluating in our discovery program. We currently rely, and expect to continue to rely, on third parties for the manufacture of XENLETA, CONTEPO and any further products that we may develop. We have significant in-house knowledge and experience in the relevant chemistry associated with XENLETA and CONTEPO; and the relevant manufacturing and supply chain processes associated with the commercial supply of XENLETA and CONTEPO. In addition to these internal resources, we engage third-party consultants, to assist in the management of our third-party manufacturers. We will be procuring supply of SIVEXTRO from Merck & Co., Inc.

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

Other than these six agreements that are filed as exhibits to this Form 10-K, we do not have long-term agreements with any other third parties for the manufacture of commercial supplies of XENLETA, but we intend to enter into additional agreements with third-party contract manufacturers for additional commercial supplies of XENLETA pending potential regulatory approval.

XENLETA is a semi-synthetic organic compound of low molecular weight. The pleuromutilin core of the molecule is produced by fermentation and is manufactured on a significant scale by various manufacturers. The second part of the molecule is established from a readily accessible chiral starting material. The development stage production of XENLETA was carried out at a significant scale and we believe, if required, the synthetic route to XENLETA is amenable to further scale-up. The synthetic route does not require unusual, or specialized, equipment in the manufacturing process. Therefore, if any of our current or future drug substance manufacturers were to become unavailable for any reason, we believe there are a number of potential replacements, although delays may be incurred in identifying and qualifying such replacements.

SIVEXTRO

In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck pursuant to which a subsidiary of Merck will sell, and we have agreed to purchase, SIVEXTRO at specified prices. We will rely on a subsidiary of Merck to supply SIVEXTRO to us, who in turn, relies on third party manufacturers for the production, packaging, and serialization of SIVEXTRO for our distribution.

CONTEPO

Effective July 28, 2016, Zavante, Laboratorios ERN, S.A., or ERN, and Ercros, S.A., or Ercros entered into an amended and restated three-way agreement (the “Three-Way Agreement”), which established the basis for related supply agreements with ERN and Ercros in anticipation of FDA approval of fosfomycin disodium and succinic acid injection for intravenous use filled, finished and packaged into containers for use by end users, or Product, in the United States. Pursuant to the Three-Way Agreement, Zavante has the direct responsibility for the manufacture and supply of the commercial Product in the United States.

Under the Three-Way Agreement, (i) ERN has agreed to provide Zavante with certain technical documentation, or Technical Documentation, and data required for submission of an NDA or Abbreviated New Drug Application, or ANDA, as applicable, for the Product , and other assistance in connection with the submission of an NDA or ANDA, pursuant to the ERN Supply Agreement (as defined below); (ii) Ercros has agreed to provide Zavante with certain Technical Documentation and the manufacture and supply of a blend of fosfomycin disodium and succinic acid, or API Mixture, for the manufacture of the Product, pursuant to the terms of the Ercros Supply Agreement (as defined below); and (iii) Zavante has agreed to obtain the commercial supply of the Product, under one or more separate agreements with third party manufacturers. The rights and obligations of each of the parties are set forth in each of the ERN Supply Agreement and the Ercros Supply Agreement.

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

Effective July 28, 2016, Zavante and Ercros entered into a manufacturing and supply agreement (the “Ercros Supply Agreement”) pursuant to the Three-Way Agreement. Under the Ercros Supply Agreement, Ercros has agreed, pursuant to purchase orders entered into under the Ercros Supply Agreement, to manufacture (i) the exclusive supply of the API Mixture for Zavante in support of filing an NDA or an ANDA, as applicable, and (ii) the commercial supply of fosfomycin disodium and succinic acid injection for intravenous use in the United States. In addition, Ercros has agreed to provide access to certain technical documentation as may be requested by Zavante in connection with the filing of an NDA.

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

On April 25, 2017, Zavante and Fisiopharma, S.r.l., or Fisiopharma, entered into a manufacturing and supply agreement, as amended on May 8, 2017, or the Fisiopharma Supply Agreement. Under the Fisiopharma Supply Agreement, Fisiopharma has agreed, pursuant to purchase orders entered into under the Fisiopharma Supply Agreement, to manufacture and supply fosfomycin disodium for intravenous injection in bulk drug vials, or the Bulk Drug Vials, to Zavante in support of filing an NDA or an ANDA, as applicable, and a specified percentage of Zavante’s commercial requirements of Bulk Drug Vials for the United States.

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

On December 26, 2017, Zavante entered into a commercial packaging agreement, or the PCI Packaging Agreement, with AndersonBrecon Inc., doing business as PCI of Illinois, or PCI for the commercial packaging of fosfomycin disodium for intravenous injection in bulk drug vials, or the Packaged Product. Under the PCI Packaging Agreement, PCI had agreed to provide certain packaging services to Zavante, including labeling, serialization and final packaging of the PCI Packaged Product. The PCI Packaging Agreement has been extended until December 26, 2021.

These five commercial supply agreements relating to CONTEPO are filed as exhibits to this Form 10-K. Other than these five agreements, we do not have long-term agreements with any other third parties for the manufacture of commercial supplies of CONTEPO, but we may enter into additional agreements with third-party contract manufacturers for additional commercial supplies of CONTEPO pending potential regulatory approval.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and private and public research institutions. Our products compete, and any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. XENLETA and SIVEXTRO are priced at a significant premium over competitive generic products. This may make it difficult for us to replace existing therapies with XENLETA and SIVEXTRO.

The key competitive factors affecting the success of XENLETA, SIVEXTRO and CONTEPO are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

There are a variety of available therapies marketed for the treatment of CABP and ABSSSI. Currently, the treatment of CABP is dominated by generic products. For hospitalized patients, combination therapy is frequently used. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP and ABSSSI, including omadacycline (approved by the FDA in October 2018 on behalf of Paratek Pharmaceuticals Inc. for both CABP and ABSSSI; sNDA under review by FDA for oral treatment of CABP with action date in the second quarter of 2021), delafloxacin (approved by the FDA for ABSSSI in June 2017 and expanded for CABP in October 2019 on behalf of Melinta Therapeutics Inc.), and oral nafithromycin (Phase 2 clinical development by Wockhardt Ltd. for CABP).

If approved, we expect CONTEPO will face competition from older commercially available antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline, plazomicin, from other product candidates currently in development for the treatment of cUTI, including AP, such as imipenem-relebactam (under Phase 3 clinical development by Merck), cefiderocol (owned by Shionogi and approved in 2019), tebipenem (under development by Spero), suilopenem (under development by Iterum Therapeutics) and LYS228 (under development by Boston Pharma), as well as generically available agents including carbapenems, aminoglycosides, and polymyxins.

Intellectual Property

Our success depends in large part on our ability to obtain and maintain proprietary protection for our approved product, product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We strive to protect the proprietary technology that we believe is important to our business by, among other methods, seeking and maintaining patents, where available, that are intended to cover our approved product, product candidates, compositions and formulations, their methods of use and processes for their manufacture and any other inventions that are commercially important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary and competitive position.

As of January 31, 2021, we owned 28 different families of patents and patent applications, including 26 families directed to the various pleuromutilin derivatives as compositions of matter, processes for their manufacture, and their use in pharmaceutical compositions and methods of treating disease. The remaining two families are directed to ß-lactamase inhibitors and siderophore cephalosporin conjugates. Our patent portfolio includes 22 issued U.S. patents, 25 granted European patents and 18 granted Japanese patents, as well as patents in other jurisdictions. We also have pending patent applications in the United States, Europe, Japan and other countries and regions, including Asia, Australia, Eastern Europe, and South America, including notably Canada, Brazil, China, Israel, India and Taiwan among others.

All of these patents and patent applications are assigned solely to us and were either originally filed by us or originally filed by Sandoz and subsequently assigned to us.

As of January 31, 2021, our lead product, XENLETA, was protected by the following seven patent families:

●	The first patent family includes patents and applications with claims directed to generic classes of compounds that include XENLETA and/or their use in the treatment of microbial infections. This family includes issued patents in the United States, Europe and Japan, as well as issued patents in 11 other jurisdictions. The standard term for patents in this family expires in 2021.
●	The second patent family includes patents and applications with claims that specifically recite XENLETA and/or its use in the treatment of microbial infections. This family includes two issued patents in each of the United States, Europe and Japan, as well as issued patents in 22 other jurisdictions and 4 pending patent applications in other jurisdictions, including one divisional application in the United States. The standard term for patents in this family expires in 2028. A patent term adjustment of 303 days has already been obtained in the United States for one patent. A patent term extension for this patent has been filed extending the term to 2033. A patent term extension application for the second United States patent has also been filed extending the term of this patent to 2032.
●	The third patent family includes patents and applications with claims directed to the processes for the manufacture of XENLETA, crystalline intermediates useful in the processes, and the resulting crystalline salts. This family includes 21 granted patents including issued patents in the United States, Europe and Japan and 10 pending patent applications (one in Europe and 9 in other jurisdictions). The standard term for patents in this family expires in 2031. A patent term extension application for the United States patent has been filed extending the term to 2033.
●	The fourth patent family includes patents and applications with claims directed to processes for the synthetic manufacture of crystalline intermediates useful in the manufacture of XENLETA. This family includes granted patents in Europe, the United States and Japan and granted 5 patents in other jurisdictions. The standard term for patents in this family expires in 2031.
●	The fifth patent family includes patents and applications with claims directed to pharmaceuticals and treatments for Helicobacter infection, including pleuromutilins, such as XENLETA. This family includes issued patents in the United States, Europe and one other jurisdiction. The standard term for patents in this family expires in 2023. A patent term adjustment of 921 days has already been obtained for the U.S. patent.
●	A further patent family is directed to pharmaceutical compositions of XENLETA and covers 3 granted patents including an issued patent in Europe and 14 pending patent applications in various jurisdictions such as the United States, Europe and Japan.
●	The seventh patent family is directed to methods for purification of pleuromutilins and covers 2 granted patents including an issued patent in Europe and 9 pending patent applications in various jurisdictions such as the United States and Japan.

Our second most advanced product candidate, BC-7013, is covered specifically in one patent family with patents granted in the United States, Europe and Japan. In other jurisdictions ten patents of this family are granted. The standard term for patents in this family expires in 2027.

The remaining 18 pleuromutilin patent families are directed to either molecules in the intellectual property landscape surrounding our approved product and product candidates in development including specific medical use or molecules which can be potentially further developed by us but have not yet been pursued. All patent applications in these families have been filed at least in the United States and/or Europe, and most have been filed in other countries. The majority of these patent applications have already resulted in granted patents.

Finally, we own one patent family directed to ß-lactamase inhibitor compounds and one patent application directed to siderophore cephalosporin conjugates. Patent applications in the ß-lactamase inhibitors family have been filed and granted in the United States and Europe. The standard term for patents in this family expires in 2030. An unpublished priority patent application for the siderophore cephalosporin conjugates has recently been filed in Europe.

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

Review and Approval of Drugs in the United States

In the United States, the FDA reviews, approves and regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. The failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-approval may result in delays to the conduct of study, regulatory review and subject an applicant and/or sponsor to a variety of administrative or judicial sanctions.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following before a product candidate will be approved by the FDA:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of a new drug application, or NDA, summarizing available data to support the proposed approval of the new drug product for the proposed use;
●	review of the product application by an FDA advisory committee, where appropriate or if applicable and as may be requested by the FDA;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of PDUFA fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, where applicable, and the potential to conduct post-approval studies required by the FDA.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA regulatory requirements, including GCP requirements, in order to use the study as support for an IND or application for marketing approval. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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

Human clinical trials are typically conducted in the following four sequential phases, which may overlap or be combined:

●	Phase 1: The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
●	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
●	Phase 4: Post-approval studies, which are conducted following initial approval, are typically conducted to gain additional experience and data from treatment of patients in the intended therapeutic indication.

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

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use”, is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, sponsors are required to make policies for evaluating and responding to requests for expanded access for patients publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial, or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a marketing application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In 2017, with passage of the FDA Reauthorization Act of 2017, or FDARA, Congress further modified these provisions. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Exceptions or waivers for these fees exist for a small company (fewer than 500 employees, including employees and affiliates) satisfying certain requirements and products with orphan drug designation for a particular indication are not subject to a fee provided there are no other intended uses in the NDA.

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

Expedited Review Programs

The FDA is authorized to expedite the review of NDAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.

●	Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
●	Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
●	Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

●	Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

Limited Population Antibacterial Drug Pathway

With passage of the CURES Act, Congress authorized FDA to approve an antibacterial or antifungal drug, alone or in combination with one or more other drugs, as a “limited population drug”. To qualify for this approval pathway, the drug must be intended to treat a serious or life-threatening infection in a limited population of patients with unmet needs; the standards for approval of drugs and biologics under the FDCA and PHSA must be satisfied; and FDA must receive a written request from the sponsor to approve the drug as a limited population drug pursuant to this provision. The FDA’s determination of safety and effectiveness for such a product must reflect the benefit-risk profile of such drug in the intended limited population, taking into account the severity, rarity, or prevalence of the infection the drug is intended to treat and the availability or lack of alternative treatment in such a limited population.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require additional, sometimes substantial, testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications and prohibit the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

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

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted”.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug”.

Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations”, also referred to as the “Orange Book”. Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.

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

Specifically, the applicant must certify with respect to each patent that:

●	the required patent information has not been filed;
●	the listed patent has expired;
●	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
●	the listed patent is invalid, unenforceable or will not be infringed by the new product.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or non-patent regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens” or (2) certain “qualifying pathogens”. A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (such as resistant Gram-positive pathogens, multi-drug resistant Gram-negative bacteria, multi-drug resistant tuberculosis, and C. difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request the FDA to designate its product as a QIDP any time before the submission of an NDA. The FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP will be granted priority review by the FDA and can qualify for “fast track” status.

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

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Offices reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Regulation and Marketing Authorization in the European Union

The process governing approval of medicinal products in the European Union follows essentially the same lines as in the United States and, likewise, generally involves satisfactorily completing each of the following:

●	preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable E.U. Good Laboratory Practice regulations;
●	submission to the relevant national authorities of a clinical trial application, or CTA, which must be approved before human clinical trials may begin;
●	performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
●	submission to the relevant competent authorities of a marketing authorization application, or MAA, which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labelling;
●	satisfactory completion of an inspection by the relevant national authorities of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced cGMP;
●	potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and
●	review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

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

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trial in the European Union. The main characteristics of the regulation include:

●	a streamlined application procedure via a single entry point, the E.U. portal;
●	a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures that will spare sponsors from submitting broadly identical information separately to various bodies and different member states;
●	a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed jointly by all member states concerned. Part II is assessed separately by each member state concerned;
●	strictly defined deadlines for the assessment of clinical trial applications; and
●	the involvement of the ethics committees in the assessment procedure in accordance with the national law of the member state concerned but within the overall timelines defined by the Clinical Trials Regulation.

The conduct of all clinical trials performed in the E.U. will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. In January 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit which was conducted in December 2020, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The Clinical Trials Regulation becomes applicable six months after the European Commission publishes notice of this confirmation and has published an expected system “go live” in December 2021.

As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

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

Pursuant to Regulation (EC) No 726/2004, this procedure is mandatory for:

●	medicinal products developed by means of one of the following biotechnological processes:
●	recombinant DNA technology;

●	controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells; and
●	hybridoma and monoclonal antibody methods;
●	advanced therapy medicinal products as defined in Article 2 of Regulation (EC) No 1394/2007 on advanced therapy medicinal products;
●	medicinal products for human use containing a new active substance that, on the date of effectiveness of this regulation, was not authorized in the European Union, and for which the therapeutic indication is the treatment of any of the following diseases:
●	acquired immune deficiency syndrome;
●	cancer;
●	neurodegenerative disorder;
●	diabetes;
●	auto-immune diseases and other immune dysfunctions; and
●	viral diseases; and
●	medicinal products that are designated as orphan medicinal products pursuant to Regulation (EC) No 141/2000.

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

Market Authorizations Granted by Authorities of E.U. Member States

In general, if the centralized procedure is not followed, there are three alternative procedures to obtain a marketing authorization in (one or several) E.U. member states as prescribed in Directive 2001/83/EC:

●	The decentralized procedure allows applicants to file identical applications to several E.U. member states and receive simultaneous national approvals based on the recognition by E.U. member states of an assessment by a reference member state.
●	The national procedure is only available for products intended to be authorized in a single E.U. member state.
●	A mutual recognition procedure similar to the decentralized procedure is available when a marketing authorization has already been obtained in at least one E.U. member state.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the E.U., commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the E.U. on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from E.U. directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K., as the U.K. legislation now has the potential to diverge from E.U. legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the U.K. in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the U.K.’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the E.U. General Data Protection Regulation, or GDPR, is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an E.U. Member State in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable E.U. Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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

Healthcare Law and Regulation

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to physicians and teaching physicians and patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act and civil monetary penalty laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, the United States Congress enacted the Affordable Care Act, or the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the Affordable Care Act of importance to potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price”, or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;
●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expanded the types of entities eligible for the 340B drug discount program;
●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and
●	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the Court is expected sometime in 2021. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Employees

As of January 31, 2021, we had 72 employees, 2 employees are located in Dublin, Ireland, 27 of our employees are located in Vienna, Austria and 43 of our employees are located in the U.S., with 32 located in King of Prussia, Pennsylvania, two located in San Diego, California and the remaining nine employees in the field.

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

Our Corporate Information

On March 1, 2017, Nabriva Therapeutics plc, or Nabriva Ireland was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate parent company of the Nabriva Group from Austria to Ireland. Nabriva Ireland replaced Nabriva Therapeutics AG, or Nabriva Austria as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer in which holders of the outstanding share capital of Nabriva Austria exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland. The ordinary shares of Nabriva Ireland were issued on a one-for-ten basis to the holders of the Nabriva Austria common shares and on a one-for-one basis to the holders of the Nabriva Austria American Depositary Shares, or Nabriva Austria ADSs. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the Nasdaq Global Select Market under the symbol “NBRV”, the same symbol under which the Nabriva Austria ADSs were previously traded. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva Austria for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland. Our executive offices are located at 25-28 North Wall Quay IFSC, Dublin 1, Ireland, and our telephone number is +353 1 649 2000.

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

Our U.S. operations are conducted by our wholly-owned subsidiary Nabriva Therapeutics US, Inc., a Delaware corporation established in August 2014 and located at 1000 Continental Drive, Suite 600, King of Prussia, PA 19406. On February 8, 2021, Nabriva Therapeutics US, Inc. entered into a sublease agreement pursuant to which it will sublease approximately 8,097 square feet of office space located at 414 Commerce Drive, Fort Washington, Pennsylvania 19034. Nabriva Therapeutics US, Inc. will vacate its King of Prussia location no later than April 30, 2021.

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

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects. On December 2, 2020, our board of directors effected a one-for-ten reverse stock split of our ordinary shares, or the Reverse Stock Split. As a result of the Reverse Stock Split, every ten ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the company were consolidated into one ordinary Share of $0.10 each (nominal value), and the nominal value of each ordinary share was subsequently immediately reduced from $0.10 to $0.01 nominal value per share. All outstanding stock options, restricted stock units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share, common share, equity award, warrant and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $69.5 million for the year ended December 31, 2020, $82.8 million for the year ended December 31, 2019 and $114.8 million for the year ended December 31, 2018. As of December 31, 2020, we had an accumulated deficit of $546.2 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA, the promotion and distribution efforts for SIVEXTRO, and, if it receives marketing approval, the commercialization of CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and others impacted in the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

On July 24, 2018, we completed our acquisition, or the Acquisition of Zavante. The upfront consideration in connection with the Acquisition was 815,209 of our ordinary shares, including the 81,518 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Agreement and Plan of Merger, dated July 23, 2018, or the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us up to $97.5 million in contingent consideration, consisting of the Approval Milestone Payment and the Net Sales Milestone Payment (each as defined below), subject to the terms and conditions of the Merger Agreement. In connection with the Acquisition, we assumed certain payment obligations under the Stock Purchase Agreement and Zavante manufacturing agreements acquired in the Acquisition. See “— Risks Related to Our Acquisition of Zavante—We may fail to realize the anticipated benefits of our Acquisition of Zavante, those benefits may take longer to realize than expected, and we may encounter significant integration difficulties.”

In addition, our expenses will increase if and as we:

●	initiate or continue the research and development of XENLETA and CONTEPO for additional indications and of our other product candidates;
●	seek to develop additional product candidates;
●	seek marketing approval for any product candidates that successfully complete clinical development;
●	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
●	continue to build or re-build a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize XENLETA, SIVEXTRO and any other product candidates for which we receive marketing approval;
●	in-license or acquire other products, product candidates or technologies, including additional community products;
●	maintain, expand and protect our intellectual property portfolio;

●	expand our physical presence in the United States and Ireland;
●	incur additional debt;
●	establish and expand manufacturing arrangements with third parties; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and our operations as a public company in addition to our commercialization efforts.

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and CONTEPO and actively promote SIVEXTRO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring intended to reduce costs and to align the capabilities of our sales effort with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

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

On March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash resources as of the date of this filing will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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
●	revenue received from commercial sales of XENLETA, SIVEXTRO and, subject to the resubmission of the CONTEPO NDA and potential receipt of marketing approval, CONTEPO;
●	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
●	the impact of the COVID-19 pandemic;
●	our ability to establish collaborations on favorable terms, if at all;
●	the scope, progress, results and costs of product development of any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including additional community products;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the continued availability of Austrian governmental grants;
●	the costs of our physical presence in the United States, Ireland and Austria;
●	interest expense on our debt and the eventual repayment of our debt obligations which is scheduled to begin in the second half of 2021;
●	the requirement to keep minimum cash balances per the terms of our debt obligations as well as our ability to remain in compliance with our debt covenants;
●	the costs of operating as a company with a commercial rather than a research and development focus; and
●	the costs of operating as a public company in the United States.

Our commercial revenues will be derived from sales of XENLETA, SIVEXTRO, and from CONTEPO, if approved, or any other products that we successfully develop, in-license or acquire. XENLETA, SIVEXTRO or, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Additionally, the reliance on a commercial sales organization may adversely impact our sales of XENLETA and SIVEXTRO. If we fail to generate sufficient revenues from the sale of XENLETA, SIVEXTRO or the commercialization of CONTEPO or any other product candidate that we successfully develop, in-license or acquire, we will need to obtain substantial additional financing to achieve our business objectives.

Adequate additional financing may not be available to us on acceptable terms, or at all.

In addition, as part of our corporate strategy, we continue to evaluate business development opportunities and potential collaborations. We may further expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products that we would market with our commercial infrastructure, including additional community products, which could involve an acquisition of or combination or other strategic transaction with another operating business. To the extent any additional business development opportunity is consummated, our capital expenditures may increase significantly.

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

On June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 5,925,699 ordinary shares under the Jefferies ATM Agreement, for gross proceeds of $33.7 million, and net proceeds of $32.9 million, after deducting commissions and offering costs. If a large number of our ordinary shares is sold in the public market after they become eligible for sale or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

On December 20, 2019, we sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of December 31, 2020, there were 1,379,310 warrants outstanding from the offering, where each warrant has an exercise price of $19.00 per share and will expire on the date that is three years and six months after the initial issuance date.

On May 29, 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which we issued and sold in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share we issued and sold together with an accompanying warrant at a combined price of $9.1686. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the issuance date. As of December 31, 2020, there were 4,059,532 warrants outstanding at an exercise price of $7.92 per share.

On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, is exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.

In addition, in connection with the closing of the Acquisition, we issued 733,690 of our ordinary shares to former Zavante stockholders as initial upfront consideration and following the one year anniversary of the closing of the Acquisition on July 25, 2019, we issued an additional 81,518 ordinary shares to the former Zavante stockholders that had been subject to reduction in respect of certain indemnification and other obligations pursuant to the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones. The issuance of our ordinary shares to satisfy the milestone payments will cause dilution to our security holders, and the sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

On March 11, 2020, we entered into the Amendment to the Loan Agreement pursuant to which we agreed to repay to Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. Following the Prepayment, there remains outstanding $5.0 million in principal amount under the Loan Agreement, and we are eligible to request to borrow an additional $5.0 million subject to the lender’s sole discretion. We plan to begin to repay the outstanding principal amount under the Loan Agreement in July 2021.

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

The Loan Agreement imposes operating and other restrictions on us. Such restrictions will affect, and in many respects limit or prohibit, our ability and the ability of any future subsidiary to, among other things:

●	declare dividends or redeem or repurchase equity interests;
●	incur additional indebtedness and liens;
●	make loans and investments;
●	engage in mergers, acquisitions and asset sales;
●	undertake certain transactions with affiliates
●	undergo a change in control;
●	add or change business locations; and
●	settle in cash potential milestone payment obligations that may become payable by us in the future to former security holders of Zavante.

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

On October 21, 2020, the parties mediated this case and reached a settlement. On January 28, 2021, the court preliminarily approved the settlement, subject to further consideration at the final approval hearing, which is scheduled to be held on May 14, 2021. The settlement will be covered in full by our directors’ and officers’ insurance.

We have relied on, and expect to continue to rely on, certain government grants and funding from the Austrian government. Should these funds cease to be available, or our eligibility be reduced, or if we are required to repay any of these funds, this could impact our ongoing need for funding and the timeframes within which we currently expect additional funding will be required.

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-

party expenses with additional limitations. We received research premiums of $1.3 million for the year ended December 31, 2019 and $2.4 million for the year ended December 31, 2018. We have not received any research premium for our qualified 2020 expenditures as of December 31, 2020. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Beginning in 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and spread to countries across the world, including Ireland, Austria and the United States, where our offices and laboratory space are located. COVID-19 caused federal, state and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen significantly.

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

Additionally, certain of the activities of our collaborator, Sinovant, have been delayed in China. If these delays continue and impact Sinovant’s efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the Sinovant Licensed Products may be delayed. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring reduced costs to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

We depend heavily on the success of XENLETA, which the FDA has approved for oral and intravenous use for the treatment of CABP, SIVEXTRO, approved by the FDA for oral and intravenous use of adults and adolescents for the treatment of ABSSSI, and CONTEPO, which we are developing for cUTI, including AP. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for XENLETA, SIVEXTRO, or CONTEPO, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of XENLETA and, more recently, in CONTEPO. There remains a significant risk that we will fail to successfully develop CONTEPO for cUTI or any other indication and that we may fail to successfully commercialize XENLETA for CABP and SIVEXTRO for ABSSSI.

On August 19, 2019, the FDA approved the oral and intravenous formulations of XENLETA. On July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. In mid-2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of IV XENLETA in pediatric subjects from birth to 18 years of age. Due to the COVID-19 pandemic, sites were closed to enrollment in the first quarter of 2020; starting in July 2020, some sites re-opened for screening of potential subjects if allowed by their institution.

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and others impacted in the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

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

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory.

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

Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of XENLETA and SIVEXTRO and our obtaining marketing approval for CONTEPO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring was intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. The success of XENLETA, SIVEXTRO and, if approved, CONTEPO will depend on a number of factors, including the following:

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

It is impossible to predict when or if the FDA, EMA or other regulators will view any of our product candidates as effective and safe in humans or if we will receive marking approval for any of our product candidates, and it is impossible to ensure that safety or efficacy issues will not arise following the marketing approval. If our products or product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to modify or abandon their marketing or development or limit marketing or development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Similarly, if we are not able to comply with post-approval regulatory requirements, including safety requirements, with respect to XENLETA or any other approved product that we may develop, we could have the marketing approvals for such products withdrawn by regulatory authorities. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause side effects or other safety issues that prevented further development of the compound.

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

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell XENLETA, SIVEXTRO, CONTEPO or any future product candidates into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of XENLETA, SIVEXTRO, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 6,000 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XENLETA, SIVEXTRO, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for XENLETA, SIVEXTRO and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

There are a variety of available therapies marketed for the treatment of CABP, ABSSSI and cUTI. Currently the treatment of CABP, ABSSSI and cUTI is dominated by generic products. For both hospitalized and community patients, combination therapy is frequently used in CABP, ABSSSI and cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients, medical association guidelines and third-party payors for the treatment of CABP and ABSSSI. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP and ABSSSI, including omadacycline (approved by the FDA in October 2018 on behalf of Paratek Pharmaceuticals Inc. for both CABP and ABSSSI; sNDA under review by FDA for oral treatment of CABP with action date in the second quarter of 2021), delafloxacin (approved by the FDA for ABSSSI in June 2017 and expanded for CABP in October 2019 on behalf of Melinta Therapeutics Inc.), and oral nafithromycin (Phase 2 clinical development by Wockhardt Ltd. for CABP). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, tigecycline, plazomicin and ceftolozane-tazobactam (Zerbaxa) from other products recently approved for the treatment of cUTI, including AP, such as imipenem-relebactam (Recarbrio approved by the FDA in July 2019 on behalf of Merck & Co., Inc. ), cefiderocol (Fetroja approved by the FDA in November 2019 on behalf of Shionogi Inc.), cefepime-taniborbactam (under Phase 3 clinical development by Venatorx Pharmaceuticals), Cefepime-enmetazobactam (under Phase 3 clinical development by Allecra Therapeutics), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including piperacillin-tazobactam, carbapenems, aminoglycosides, and polymyxins.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors may also obtain marketing approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. We expect that XENLETA, SIVEXTRO and, if approved, CONTEPO will be priced at a significant premium over competitive generic products. This pricing difference may make it difficult for us to replace existing therapies with XENLETA, SIVEXTRO and CONTEPO. The key competitive factors affecting the success of our products and product candidates are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

We maintain clinical trial liability insurance that covers bodily injury to patients participating in our clinical trials up to a $10.0 million annual aggregate limit and subject to a per event deductible. This amount of insurance may not be adequate to cover all liabilities that we may incur. We maintain $10.0 million in product liability insurance coverage for our marketed products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We do not own or operate manufacturing facilities for the production of XENLETA or CONTEPO that could be used in product candidate development, including clinical trial supply, or for commercial supply, or for the supply of any other compound that we are developing or evaluating in our research program. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities and facilities to manufacture any of our product candidates or products on a clinical or commercial scale. We currently rely on third parties for supply of XENLETA and CONTEPO, and our strategy is to outsource all manufacturing, packaging, testing, serialization and distribution of our product candidates and products to third parties. We plan to procure supply of SIVEXTRO from Merck & Co., Inc.

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

In addition, we have entered into a manufacturing and supply agreement with Ercros, S.A., pursuant to which Ercros, S.A. supplies to us, on an exclusive basis, the API mixture for CONTEPO in support of our NDA filing and, if CONTEPO is approved, will supply the commercial API mixture for CONTEPO in the United States. We have also entered into a manufacturing and exclusive supply agreement with Laboratorios ERN, S.A., pursuant to which Laboratorios ERN, S.A. has agreed to supply us with certain technical documentation and data as required for our NDA filing for CONTEPO and certain regulatory support in connection with the commercial sale and use of CONTEPO in the United States, if approved. We entered into a commercial packaging agreement with AndersonBrecon, Inc. for the commercial packaging and serialization of CONTEPO. Alternatively, we have engaged Sharp Corporation for the secondary packaging and serialization of CONTEPO completed under our existing commercial packaging and supply agreement with Sharp Corporation. We also entered into a manufacturing and supply agreement with Fisiopharma S.r.l., or Fisiopharma, for the supply, on a minimum commitment basis, of a percentage of our commercial requirements of CONTEPO in bulk drug vials for the United States as well as the supply of bulk drug vials of CONTEPO in connection with the submission of an NDA.

We may be unable to maintain our current arrangements for commercial supply, or conclude agreements for commercial supply with additional third-party manufacturers, or we may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	an event at one of our manufacturers or suppliers causing an unforeseen disruption of the manufacture or supply of our product candidates;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or results in an interruption to the supply chain for our products.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates and products may adversely affect our revenues and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis. In addition, slower than forecasted commercialization of our products in approved territories, or delayed introduction of our product in approved territories, may adversely affect our profit margins and uninterrupted supply of our product as a result of our potential failure to comply with contractual minimum order commitments or minimum revenue commitments with our third party suppliers.

We have entered into a Sales Promotion and Distribution Agreement with Merck & Co. related to the promotion, distribution and sale of SIVEXTRO. If our collaboration with Merck is not successful, we may incur significant expenses related to the distribution of SIVEXTRO without realizing adequate value from the agreement.

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory.

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

Our current collaborations pose, and any future collaborations likely will pose, numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
●	collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, product and product candidate priorities, available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may need to conduct clinical trials, and these clinical trials may not be successful;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;
●	we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;
●	collaborators may be unable to enforce our intellectual property rights in territories where we have licensed, or may license, them such rights, which may expose us to material adverse tax and other consequences;
●	disputes may arise between the collaborators and us that result in the delay or termination of the development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates;
●	collaborators may elect to delay commercialization in an effort to gain more commercially favorable product pricing and reimbursement in their territory.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

In order to market and sell XENLETA and our other product candidates in jurisdictions other than the United States, Canada and Europe, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval process varies among countries and can involve additional testing. The time required to obtain approval may differ from that required to obtain FDA approval or approvals from regulatory authorities in the European Union. The regulatory approval process outside the United States, Canada and Europe generally includes all of the risks associated with obtaining FDA approval or approvals from regulatory authorities in the European Union. In addition, some countries outside the United States, Canada and Europe require approval of the sales price of a drug before it can be marketed. In many countries, separate procedures must be followed to obtain reimbursement and a product may not be approved for sale in the country until it is also approved for reimbursement. We may not obtain marketing, pricing or reimbursement approvals outside the United States, Canada and Europe on a timely basis, if at all. Approval by the FDA or regulatory authorities in the European Union does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States and Europe does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA or regulatory authorities in the European Union. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market. Marketing approvals in countries outside the United States and Europe do not ensure pricing approvals in those countries or in any other countries, and marketing approvals and pricing approvals do not ensure that reimbursement will be obtained.

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

A Fast Track or Priority Review designation by the FDA may not lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply to the FDA for fast track designation. For fast track products, sponsors may have greater interactions with the FDA, and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The FDA has designated the IV formulation of CONTEPO as a qualified infectious disease product, or QIDP, and granted a fast track designation for this formulation of CONTEPO.

Further, if FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. CONTEPO has been granted priority review by the FDA.

We may seek these and other expedited review designations for our product candidates. The FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a fast track or breakthrough therapy designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

Designation of CONTEPO as a Qualified Infectious Disease Product does not assure FDA approval of this product candidate.

A QIDP is an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens”. Upon the approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted an additional period of five years of regulatory exclusivity. Even though we have received a QIDP designation for CONTEPO, there is no assurance that CONTEPO will be approved by the FDA.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any of our products, including XENLETA, SIVEXTRO, and product candidates, including CONTEPO, for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute XENLETA, SIVEXTRO, and any other products for which we obtain marketing approval. Restrictions under applicable federal, state, and foreign healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, and foreign anti-corruption laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In other countries, particularly the member states of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. Also, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on prices or reimbursement levels within the country of publication and other countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be adversely affected.

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to 4% of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by the GDPR, though the act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (i.e. “the Common Rule”). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

We cannot assure stockholders that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure shareholders that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

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

We are also subject to other laws and regulations governing our international operations, including regulations administered by the governments of the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the trade control laws. For example, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.

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

The upfront consideration for the Acquisition was comprised of 815,209 of our ordinary shares, including the 81,518 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us, subject to the terms and conditions of the Merger Agreement, up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a new drug application from the FDA, for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified net sales milestones, or the Net Sales Milestone Payments, with the first commercial milestone becoming payable when CONTEPO exceeds $125.0 million in net sales in a calendar year. At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares. We also now have the right to settle the Net Sales Milestone Payments in ordinary shares, except as otherwise provided in the Merger Agreement. The issuance of our ordinary shares in connection with the closing of the Acquisition was dilutive to our existing shareholders, and the future issuance of our ordinary shares to satisfy our milestone payment obligations would be further dilutive to our then existing shareholders.

Also, following the Acquisition, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition. Prior to the Acquisition, former Zavante stockholders and SG Pharmaceuticals, Inc. entered into a stock purchase agreement, dated as of May 5, 2015, or the Stock Purchase Agreement, pursuant to which SG Pharmaceuticals, Inc. acquired all of the outstanding capital stock of Zavante from the Zavante selling stockholders and SG Pharmaceuticals, Inc., subsequently merged with and into Zavante, with Zavante as the surviving entity. Pursuant to the Stock Purchase Agreement, Zavante (as successor to SG Pharmaceuticals, Inc.) is obligated to make milestone payments payable in cash to the selling stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments that may be settled in ordinary shares of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments to the selling stockholders of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. The Stock Purchase Agreement also provides that Zavante will pay to the selling stockholders a mid-

single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the Cures Act) related to a Zavante Product.

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

In 2020, we reduced the size of our organization, and we may encounter difficulties in managing our business as a result of this reduction, or the attrition that may occur following this reduction, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the reduction.

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. Additional reductions in headcount occurred in the third quarter including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer.

Our commercial operations now report directly to our Chief Executive Officer. The restructuring was intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, as well as our business development strategy to in-license additional community products, such as SIVEXTRO and additional community products. The restructuring resulted in the termination of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the restructuring described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

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

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 5,180,505 ordinary shares at an exercise price of $2.39 per share. As part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 4,144,537 ordinary shares at an exercise price of $7.92 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 1,379,310 ordinary shares at an exercise price of $19.00 per share. As of the date of this Annual Report on Form 10-K, there were 10,619,347 warrants outstanding from the three offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was June 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants was immediately exercisable and will expire on the two-year anniversary of the date of issuance. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

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

On April 29, 2020, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that, based on the closing bid for the last 30 consecutive business days, we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Select Market, as set forth in Listing Rule 5450(a)(1), or the Bid Price Rule. On December 2, 2020, our board of directors effected a one-for-ten reverse stock split of our ordinary shares for the purpose of regaining compliance with the Bid Price Rule. On December 17, 2020, we received notification from Nasdaq that for 10 consecutive business days, the closing bid price of our ordinary shares had been at $1.00 per share or greater, confirming that we had regained compliance with the Bid Price Rule.

If in the future we fail to satisfy the Nasdaq Global Select Market’s continued listing requirements, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to the Nasdaq Capital Market or having our ordinary shares trade on the OTC Bulletin Board could adversely affect the liquidity of our ordinary shares. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our ordinary shares, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ordinary shares to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our share price.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors”. Many of these factors are outside our control. As a result, we may not be able to comply with the Bid Price Rule in the long term. Any potential delisting of our ordinary shares from The Nasdaq Global Select Market would likely result in decreased liquidity and increased volatility for our ordinary shares and would adversely affect our ability to raise additional capital or enter into strategic transactions. Any potential delisting of our ordinary shares from The Nasdaq Global Select Market would also make it more difficult for our shareholders to sell their ordinary shares in the public market.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 21,078,781 ordinary shares outstanding as of December 31, 2020. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of December 31, 2020, an aggregate of 483,054 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019 we entered into the Jefferies ATM Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this filing, we have issued and sold an aggregate of 5,925,699 shares under the Jefferies ATM Agreement, for gross proceeds of $33.7 million, and net proceeds of $32.9 million, after deducting commissions and offering costs.

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 5,180,505 ordinary shares at an exercise price of $2.39 per share. As part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 4,144,537 ordinary shares at an exercise price of $7.92 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 1,379,310 shares of ordinary shares at an exercise price of $19.00 per share. As of the date of this Annual Report on Form 10-K, there were 10,619,347 warrants outstanding from the three offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants was immediately exercisable and will expire on the two-year anniversary of the date of issuance. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly.

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

The upfront consideration for the Acquisition was comprised of 815,209 of our ordinary shares, including 81,518 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones.

The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our stock price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.

We are a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, each as determined on an annual basis. For so long as we remain smaller reporting company, we are permitted and may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	an exemption from compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, on the design and effectiveness of our internal controls over financial reporting;
●	an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and
●	reduced disclosure about our executive compensation arrangements.

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

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, as a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We have not paid any dividends on our ordinary shares since our incorporation. Even if future operations lead to significant levels of distributable profits, we currently intend that earnings, if any, will be reinvested in our business and that dividends will not be paid until we have an established revenue stream to support continuing dividends. If we propose to pay dividends in the future, we must do so in accordance with Irish law, which provides that distributions including dividend payments, share repurchases and redemptions be funded from “distributable reserves”. In addition, the terms of the Loan Agreement with Hercules currently, and the terms of any future debt agreements may in the future, preclude us from paying dividends. Subject to the foregoing, payment of future dividends to security holders will be at the discretion of our board, after taking into account various factors including our business prospects, cash requirements, financial performance, debt covenant limitations and new product development. As a result, capital appreciation, if any, of our ordinary shares will be the sole source of gain for holders of our ordinary shares for the foreseeable future.

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

Any United States shareholder who owns our shares (directly or indirectly within the meaning of Section 958(a) of the Code) on the last day in such taxable year must include in its gross income for U.S. federal income tax purposes its pro rata share (based on direct or indirect ownership of value) of the non-U.S. subsidiaries’ “subpart F income”, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). “Subpart F income” of a CFC generally includes among other items passive income, such as dividends, interest, annuities, net gains from sales of property that do not generate active income, net commodities gains, net foreign currency gains, passive rents and royalties.

United States shareholders must also include in their gross income for U.S. federal income tax purposes their pro rata share of a CFC’s “global intangible low tax income”, or GILTI. In general terms, GILTI is the net income of the CFCs (other than income already included in United States shareholders’ taxable income) that exceeds 10% of the CFCs’ bases in depreciable tangible assets. GILTI is treated in a manner similar to subpart F income.

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

A corporation organized outside the United States generally will be classified as a “passive foreign investment company”, or PFIC, for U.S. federal income tax purposes (1) in any taxable year in which (A) at least 75% of its gross income is passive income or (B) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income, and (2) as to a given holder who was a holder in such taxable year and regardless of such corporation’s income or asset composition, in any subsequent taxable year, unless certain elections are made by that holder that allow the holder to discontinue that classification as to that holder, generally at a substantial tax cost to that holder. Passive income for this purpose generally includes dividends, interest, royalties, rents and gains from commodities and securities transactions and from sales of property that produced, or was held for the production of, passive income (or no income).

Based on our gross income and average value of our gross assets for each relevant taxable year, and given the nature of our business, we do not believe that we were a PFIC for any such taxable year from our initial public offering through the year ended December 31, 2020. Our status in any taxable year (determined without regard to our status in any prior taxable year) will depend on our assets and activities in that year, and because this is a factual determination made annually after the end of the year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any other taxable year. In particular, in many cases the gross value of our assets may be inferred from the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies can be especially volatile. In other cases, factors external to our specific circumstances may make the presumptive relationship between the gross value of our assets and our market capitalization unreliable, in which case the gross value of our individual assets, based upon valuation methods suitable for use in U.S. federal tax matters (the choice of which may vary from taxable year to taxable year), will govern the determination of our status.

If we were to be treated as a PFIC for the taxable year ending December 31, 2021, or any other taxable year during which a U.S. holder held or holds our ordinary shares, certain adverse U.S. federal income tax consequences could apply to the U.S. holder. We currently intend to make available the information necessary to permit a U.S. holder to make a valid qualified electing fund, or QEF, election, which may mitigate some of the adverse U.S. federal income tax consequences that could apply to a U.S. holder of ordinary shares if it is determined that we are a PFIC for a given taxable year. However, we may choose not to provide such information at a future date.

General Risk Factors

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

As a public company we incur, and particularly after we are no longer a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and if such insurance becomes prohibitively expensive, this could make it more difficult for us to attract and retain qualified members of our board.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our facilities consist of approximately 2,900 square meters of leased laboratory and office space in Vienna, Austria. In October 2020, we provided a notice of termination of our lease of approximately 15,000 square feet of office space in King of Prussia, Pennsylvania. We are obligated to pay the rent in King of Prussia through April 2021. In February 2021, we signed a sublease for approximately 8,000 square feet of office space in Fort Washington, Pennsylvania which became effective on March 1, 2021 and continues through July 2023, subject to certain early termination terms. We also lease office space in Dublin, Ireland and San Diego, California. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

On October 21, 2020, the parties mediated this case and reached a settlement. On January 28, 2021, the court preliminarily approved the settlement, subject to further consideration at the final approval hearing, which is scheduled to be held on May 14, 2021. The settlement will be covered in full by our directors’ and officers’ insurance.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have been listed on the Nasdaq Global Select Market since June 26, 2017 following the Redomiciliation and trade on the Nasdaq Global Select Market under the symbol “NBRV”. Prior to the Redomiciliation, the ADSs, representing the common shares of our predecessor, Nabriva Therapeutics AG, or Nabriva Austria, had traded on the Nasdaq Global Select Market under the same symbol since September 18, 2015. Each ADS represented one tenth (1/10) of a common share of Nabriva Austria.

Stockholders

As of January 31, 2021, there were 6 holders of record of our ordinary shares. The number of record holders may not be representative of the number of beneficial owners because many of our ordinary shares are held by depositories, brokers or other nominees.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Information required by Item 6 of Form 10-K is omitted pursuant to the SEC’s adoption of amendments to Regulation S-K effective February 10, 2021.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our historical consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The objective of the following discussion and analysis is to provide material information relevant to your assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and to better allow you to view our company from management’s perspective. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

On December 2, 2020, our board of directors effected a one-for-ten reverse stock split of our ordinary shares, or the Reverse Stock Split. As a result of the Reverse Stock Split, every ten ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the company were consolidated into one ordinary Share of $0.10 each (nominal value), and the nominal value of each ordinary share was subsequently immediately reduced from $0.10 to $0.01 nominal value per share. All outstanding stock options, restricted stock units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share, common share, equity award, warrant and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, XENLETA and SIVEXTRO, as well as one product candidate, CONTEPO. In August 2019, our first product was approved by the U.S. Food and Drug Administration, or FDA, and we made it available in the United States in September 2019 under the brand name XENLETA. XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team. It inhibits the synthesis of bacterial protein, which is required for bacteria to grow by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe that XENLETA is well-positioned for use as a first-line monotherapy for the treatment of CABP due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and intravenous, or IV, formulations and a generally well-tolerated safety profile. We believe XENLETA represents a potentially important new treatment option for the five million adults in the United States diagnosed with CABP each year.

On July 28, 2020, we announced that the European Commission, or EC, issued a legally binding decision for approval of the marketing authorization application for XENLETA™ (lefamulin) for the treatment of community-acquired pneumonia, or CAP, in adults following a review by the European Medicines Agency, or EMA. The EMA approval of XENLETA in CAP patients when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed paves the way for the potential launch of XENLETA, across the European Economic Area, or EEA, and United Kingdom, or U.K. The EC approved XENLETA for all countries of the EEA and U.K. We intend to work with a commercial partner to make XENLETA available to patients in the EEA and U.K.

We submitted a new drug application, or NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. The FDA has granted fast track designation to CONTEPO under the Generating Antibiotics Incentives Now Act, or the GAIN Act. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with our NDA for CONTEPO for the treatment of cUTI, including AP, stating that is was unable to approve the application in its current form. Specifically, the CRL requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer. We held a “Type A” meeting with the FDA in July 2019 to discuss its findings and resubmitted our NDA seeking marketing approval for CONTEPO in December 2019. In June 2020, the FDA issued a second CRL. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the second CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. In general, previously identified product quality and facility inspection related observations at our contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. We and others impacted in the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. CONTEPO has been granted Qualified Infectious Disease Product (QIDP) and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, we cannot predict when the CONTEPO NDA will be resubmitted, or when CONTEPO would receive marketing approval, if at all.

Since inception, we have incurred significant operating losses. As of December 31, 2020 we had an accumulated deficit of $546.2 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, the timing and amount of sales of XENLETA, SIVEXTRO or any product candidates are uncertain. Under the Distribution Agreement (defined below), we were required to secure a sales force and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful. Based on our current forecasts and plans, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

Market conditions for antibiotic companies continue to be challenging as evidenced by the bankruptcy of two organizations engaged in the research and development and commercialization of antibiotics in 2019. The cost of capital has risen significantly for others and us. On December 20, 2019, we issued 1,379,310 ordinary shares and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security, that generated gross proceeds of $20.0 million and $18.3 million net, after deducting the placement agent’s fees and offering expenses. On May 29, 2020, we issued in a registered direct offering an aggregate of 4,144,537 ordinary shares with 4,144,537 warrants at a combined price of $9.1686 per security. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the exercise date. On December 10, 2020, we completed a registered public offering in which we sold 6,000,000 ordinary shares. Each share was issued and sold at a public offering price of $2.50. The proceeds to us from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and offering expenses. On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, was exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.

Business Update Regarding COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19, which continues to spread throughout the U.S. and the world, as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and financial markets. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. The full impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on our consolidated results of operations, financial position, and cash flows.

In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2021. While we have used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our product sales for XENLETA and SIVEXTRO, on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

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

SIVEXTRO is approved for the treatment of acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms. Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force of a certain size and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force of a certain size for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives and expanded this effort to a total of 60 sales representatives in November 2020 and we may expand it further in 2021.

XENLETA is approved for the treatment of CABP in adults in the United States. In addition to XENLETA’s potential role in treating COVID-19 patients with superimposed bacterial pneumonia, we are assessing the anti-inflammatory activity of XENLETA and what role, if any, these characteristics may play in the management of patients with COVID-19. The National Institute for Allergy and Infectious Diseases, or NIAID, has identified that secondary bacterial pneumonia caused by common upper respiratory tract bacteria plays a predominant role in the cause of death in pandemic influenza. NIAID recommends that the prevention, diagnosis, prophylaxis, and treatment of secondary bacterial pneumonia, as well as the stockpiling of antibiotics and bacterial vaccines, be high priorities for pandemic planning. We believe there is a potential for XENLETA to be considered for U.S. government stockpiling for pandemic preparedness.

Two ongoing pediatric Phase 1 clinical trials for lefamulin and IV fosfomycin were temporarily closed for enrollment as hospitals suspended access and non-essential clinical research to focus on health care delivery to COVID-19 patients. As of July 2020, both trials started to re-open, where allowed by the institution, and initiated screening of potential subjects at sites.

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

License Agreement with Sinovant Sciences, Ltd.

In March 2018, we entered into a license agreement, or the Sinovant License Agreement, with Sinovant Sciences, Ltd. or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva

Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the Sinovant Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, which we refer to as the Sinovant Territory. We retain development and commercialization rights in the rest of the world.

Under the Sinovant License Agreement, Sinovant and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Sinovant Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and were initially eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a Clinical Trial Application, or CTA, by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. We received an additional $5.0 million milestone payment from Sinovant in the third quarter of 2019 due to the receipt of approval for XENLETA from the FDA in August 2019. The remaining milestone payments of up to $86.5 million are tied to additional regulatory approvals and annual sales targets. In addition, we are eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Sinovant Territory. In December 2020, we announced the restructuring of our license agreement with Sinovant Sciences for XENLETA in the greater China region. The restructured agreement also accelerates a portion of the $5.0 million milestone payment to us that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020. We will recognize the $1.0 million payment received as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant. The future regulatory and commercial milestone payments will be recorded during the period the milestones become probable of achievement.

Except for the manufacturing collaboration and regulatory support discussed above, Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Sinovant Licensed Products in the Sinovant Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sinovant Licensed Product in the Sinovant Territory. We are obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant sufficient supply of lefamulin for Sinovant to manufacture finished drug products for development and commercialization of the Sinovant Licensed Products in the Sinovant Territory.

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

In recognition of the rising rates of bacterial resistance in China and because CABP is commonly associated with acute respiratory viruses infections, including influenza and coronavirus, and based on XENLETA’s robust safety and efficacy data in the treatment of patients with CABP generated globally and in China, Sinovant is in active discussions with China’s National Medical Products Administration to expedite development activities and regulatory filings for lefamulin in mainland China. Despite the serious measures taken to control COVID-19, which significantly impacted the treatment of bacterial pneumonia patients, enrollment in a pivotal trial in China was completed in early February 2021. The filing by Sinovant for regulatory approval in China is expected to occur in the next 6 months.

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

On November 7, 2019, through Sunovion, we have submitted a New Drug Submission, or NDS. Health Canada determined there was a screening deficiency in December 2019 and a response from us/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. Following the NDS approval that occurred on July 10, 2020, we have received a regulatory milestone payment of $0.5 million from Sunovion. Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestone is probable of achievement.

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, we entered into a Sales Promotion and Distribution Agreement, the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA. Under the Distribution Agreement, upon satisfaction of certain specified conditions, MSD appointed us as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient (marketed and sold by Supplier and MSD prior to the effective date of the Distribution Agreement under the trademark SIVEXTRO®) for injection, intravenous use and oral use, the Products, in final packaged form labeled with our National Drug Code numbers in the United States and its territories, the Territory. We expect to begin selling and reporting product revenue of our own brand of SIVEXTRO early in the second quarter of 2021. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. Under the Distribution Agreement and subject to the fulfillment of certain conditions, including us having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, we were granted the right by MSD initially to promote the Products in the Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the Territory, including the sole right and responsibility to fill orders with respect to the Products in the Territory. Subject to applicable law, we are entitled to determine the final selling prices of the Products charged by us to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. We are responsible for all costs related to the promotion, sale and distribution of the Products by us, as well as all costs required to meet our staffing obligations under the Distribution Agreement. We are obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the Territory. We have agreed to employ a sales force or retain the services of a contract sales organization to fulfill its obligations under the Distribution Agreement. In September 2020, we began a small and focused sales effort, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020, we announced that WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with us to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program, or NPP, is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

Financial Operations Overview

Revenue

In September 2019 we had our commercial launch of XENLETA. For the year ended December 31, 2020, we recorded $0.5 million of product revenue, gross and $108 thousand of product revenues, net of gross-to-net accruals and adjustments for returns. Our adjustments for returns include a $0.4 million returns reserve adjustments for slow moving inventory, representing 50% of XENLETA IV inventory held at our Specialty Distributors, as well as an adjustment for returns from a single mail order specialty pharmacy, partly offset by a $0.2 million reversal of gross-to-net accruals. Collaboration revenues include a $0.5 million regulatory milestone payment from Sunovion, a $1.0 million milestone payment from Sinovant, as well as $1.8 million of our share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. which commenced at the end of September 2020. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA and SIVEXTRO. Our distribution partners continue to primarily utilize their existing inventory to satisfy product demand for XENLETA which in turn impacted sales in 2020. In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. In addition, in April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. The restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

Our revenues for the year ended December 31, 2020 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates, which are more fully described below under “Critical Accounting Policies”.

Research and Development Expenses

Research and development expenses represented 66.3%, 29.7% and 21.2% of our total operating expenses for the years ended December 31, 2018, 2019 and 2020, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Year Ended December 31,
(in thousands)	2018	2019	2020
Direct Costs
XENLETA	$20,685	$7,765	$2,119
CONTEPO	3,423	2,977	450
FDA filing fee refund	—	(2,589)	—
Other programs and initiatives	53	1,412	1,347
Indirect Costs	26,079	16,850	11,186
In-process research and development	32,048	—	—
Total	$82,288	$26,415	$15,102

We expect to continue to incur research and development expenses in connection with required regulatory activities, our activities related to our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, and may incur costs related to the pursuit of the clinical development of lefamulin and CONTEPO for additional indications including the treatment of resistant bacterial infections in patients with cystic fibrosis and engagement in earlier stage research and development activities. It is difficult to estimate the duration and completion costs of our research and development programs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 33.7%, 70.3%, and 77.7% of our total operating expenses for the years ended December 31, 2018, 2019 and 2020, respectively.

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation not related to research and development activities for personnel in our finance, information technology, commercial, medical affairs and administrative functions, as well as costs related to our contract commercial organization, to provide community-based commercial and sales services. Selling, general and administrative expenses also include costs related to professional fees for auditors, lawyers and tax advisors and consulting fees not related to research and development operations, as well as functions that are partly or fully outsourced by us, such as accounting, payroll processing and information technology.

We expect selling, general and general administrative expenses to increase in 2021 compared to 2020 related to incurring a full year of expense for a commercial sales force for the commercialization of XENLETA and SIVEXTRO.

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

●	Fees-for-service
●	Product returns
●	Chargebacks and rebates
●	Government rebates

●	Commercial payer and other rebates
●	Group Purchasing Organizations, or GPO, administration fees
●	Voluntary patient assistance programs

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

Inventory

Our inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and consists primarily of material costs, third-party manufacturing costs, and related transportation costs in our supply chain. Our inventory is subject to expiration dating, which can be extended in certain circumstances. We continually review our inventory on hand and record provisions for estimated excess, slow-moving and obsolete inventory which takes into consideration our estimate forecasts of product sales. For the year ended December 31, 2020, we recorded a $0.7 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA product sales.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2020

	Year Ended December 31,
(in thousands)	2019	2020	Change
Consolidated Operations Data:
Revenues	$9,481	$5,027	$(4,454)
Costs and Expenses:
Cost of product sales	(70)	(766)	(696)
Research and development expenses	(26,415)	(15,102)	11,313
Selling, general and administrative expenses	(62,485)	(55,285)	7,200
Total operating expenses	(88,970)	(71,153)	17,817
Loss from operations	(79,489)	(66,126)	13,363
Other income (expense):
Other income (expense), net	215	1,187	972
Interest income (expense), net	(3,389)	(1,649)	1,740
Loss on extinguishment of debt	—	(2,757)	(2,757)
Loss before income taxes	(82,663)	(69,345)	13,318
Income tax expense	(101)	(139)	(38)
Net loss	$(82,764)	$(69,484)	$13,280

Revenues

Revenues decreased by $4.5 million from $9.5 million for the year ended December 30, 2019 to $5.0 million for the year ended December 31, 2020, primarily due to a $3.5 million decrease in collaboration revenue and a $1.4 million decrease in product revenue, net, partially offset by a $0.4 million increase in research premiums and government grants provided to us by the Austrian government. The decrease in collaboration revenues was primarily due to the $5.0 million recognized in 2019 under our Sinovant license agreement, partially offset by $1.8 million recognized in 2020 under our SIVEXTRO distribution agreement with Merck & Co., Inc.

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of our XENLETA product. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. For the year ended December 31, 2020, cost of product sales included a $0.7 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA sales.

Research and Development Expenses

Research and development expenses decreased by $11.3 million from $26.4 million for the year ended December 31, 2019 to $15.1 million for the year ended December 31, 2020. The decrease was primarily due to a $7.2 million decrease in research materials and purchased services related to the development of lefamulin, a $2.9 million decrease in staff costs due to the reduction of employees, a $2.0 million decrease in research consulting fees, a $0.9 million decrease in stock-based compensation expense and $0.4 million decrease in travel expenses, partly offset by a $2.0 million increase in other fees due to a $2.6 million NDA filing fee refund for CONTEPO in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased by $7.2 million from $62.5 million for the year ended December 31, 2019 to $55.3 million for the year ended December 31, 2020. The decrease was primarily due to a $4.2 million decrease in staffing expense related to the termination of our sales force in early 2020, $3.7 million decrease in stock-based compensation expense, a $1.6 million decrease in travel expenses, a $0.7 million decrease in advisory and external consultancy expenses primarily related to commercialization activities and professional service fees, and a $0.1 million decrease in other corporate costs, partly offset by a $1.2 million increase in insurance costs, a $1.5 million increase in professional fees.

Other Income (Expense), net

Other income (expense), net increased by $1.0 million from $0.2 million of income for the year ended December 31, 2019, to $1.2 million income for the year ended December 31, 2020 primarily from $0.6 million income from the sublease of our laboratory and office space in Vienna, Austria.

Interest Income (Expense), net

Interest income (expense), net decreased by $1.7 million due the repayment of $30.0 million of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 8 to our consolidated financial statements included elsewhere in this Form 10-K for further information.

Loss on Extinguishment of Debt

In connection with the repayment of our Loan Agreement with Hercules, we recognized a non-cash $2.8 million loss on the extinguishment of debt during the year ended December 31, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt.

Income Tax Expense

Our income tax expense was $101 thousand for the year ended December 31, 2019 compared to $139 thousand for the year ended December 31, 2020.

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

Research and Development Expenses

Research and development expenses decreased by $55.9 million from $82.3 million for the year ended December 31, 2018 to $26.4 million for the year ended December 31, 2019. The decrease was primarily due to a charge of $32.0 million for in process research and development expenses associated with the acquisition of Zavante assets during the year ended December 31, 2018, a $4.6 million decrease in research consulting fees, a $8.1 million decrease of filing and other fees inclusive of a $2.6 million NDA filing fee refund for CONTEPO in 2019, a $10.6 million decrease in research materials and purchased services related to the development of lefamulin, a $1.2 million decrease in staff costs due to the reduction of employees and $0.1 million decrease in infrastructure and other expenses, partly offset by a $0.7 million increase in stock based compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $20.7 million from $41.7 million for the year ended December 31, 2018 to $62.5 million for the year ended December 31, 2019. The increase was due to a $8.6 million increase in staffing expense, primarily for our commercial sales force in connection with the product launch of XENLETA in September 2019, a $5.9 million increase in advisory and external consultancy expenses primarily related to pre commercialization activities and professional service fees, a $3.9 million increase in stock based compensation expense, a $1.1 million increase in legal fees, a $1.0 million increase in travel expenses, and a $0.6 million increase in infrastructure costs, partly offset by a $0.3 million decrease in other corporate costs.

Other Income (Expense), net

Other income (expense), net decreased by $0.5 million from $0.3 million of expense for the year ended December 31, 2018, to $0.2 million income for the year ended December 31, 2019 primarily due to re measurements of our foreign currency cash balances.

Interest Income (Expense), net

During the year ended December 31, 2019, net interest expense increased over the prior year due to interest expense on our loan with Hercules that was entered into in December 2018.

Income Tax Expense

Our income tax expense was $49,000 for the year ended December 31, 2018 compared to $101,000 for the year ended December 31, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements. As of December 31, 2020, we had cash and cash equivalents, restricted cash and short-term investments of $41.6 million.

On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, was exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.

In December 2020, we completed a registered public offering in which we sold 6,000,000 ordinary shares at a public offering price of $2.50. The proceeds to us from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and offering expenses.

In May 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC, pursuant to which we issued and sold in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $9.1686 per security. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and offering expenses.

In December 2019, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 1,379,310 ordinary shares and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share in the offering was issued and sold together with an accompanying warrant at a combined price of $14.50. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and offering expenses.

In June 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of December 31, 2020, we sold and issued an aggregate of 1,992,390 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $21.9 million and net proceeds of $20.4 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2021 and through the date of this filing we sold and issued an aggregate of 3,933,350 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $11.8 million and net proceeds of $11.5 million, after deducting commissions to Jefferies and other offering expenses.

In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, or the Loan Agreement, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we borrowed an additional $10.0 million in connection with the approval by the FDA of the NDA for XENLETA. In March 2020, we repaid Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. See Note 8 to the consolidated financial statements included elsewhere in this Form 10-K for additional information on the terms associated with the remaining term loans potentially available to us and the costs and other conditions associated with this funding source.

In July 2018, we completed an underwritten public offering and issued 1,818,181 ordinary shares at a public offering price of $27.50 per share, resulting in gross proceeds of $50.0 million and net proceeds to us of $46.3 million, after deducting underwriting discounts and commissions and offering expenses.

In March 2018, we entered into a Controlled Equity OfferingSM Sales Agreement, or the Cantor ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, we could previously offer and sell our ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. We terminated the Cantor ATM Agreement effective as of June 24, 2019. We did not incur any penalties as a result of the termination of the Cantor ATM Agreement. As of the effective date of the termination of the Cantor ATM Agreement, we had issued and sold an aggregate of 1,031,619 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds of $36.3 million, after deducting commissions and offering expenses. The $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination.

Cash Flows

Comparison of Years Ended December 31, 2019 and 2020

The following table summarizes our cash flows for the years ended December 31, 2019 and 2020:

	Year Ended December 31,
(in thousands)	2019	2020
Net cash (used in) provided by:
Operating activities	$(71,892)	$(71,331)
Investing activities	331	(274)
Financing activities	56,075	26,924
Effects of foreign currency translation on cash	(106)	(140)
Net decrease in cash, cash equivalents and restricted cash	$(15,592)	$(44,821)

Operating Activities

Cash flow used in operating activities decreased by $0.6 million from $71.9 million for the year ended December 31, 2019 to $71.3 million for the year ended December 31, 2020 primarily due to a $11.8 million decrease in net loss, after adjustments for non-cash amounts included in net loss and higher working capital of $11.2 million primarily due to a decrease in accrued expenses and other current liabilities and an increase in inventory.

Investing Activities

Cash flow provided by investing activities decreased by $0.6 million from $0.3 million cash provided for the year ended December 31, 2019 to $0.3 million cash used for the year ended December 31, 2020 primarily due to changes in restricted cash.

Financing Activities

Cash flow provided by financing activities decreased by $29.2 million from $56.1 million for the year ended December 31, 2019 to $26.9 million for the year ended December 31, 2020 primarily due to the repayment of $30.0 million of long-term borrowings on our debt facility and lower net proceeds of $20.4 million related to sales of our ordinary shares under our ATM Agreements , partly offset by higher net proceeds of $33.3 million from our May 2020 and December 2020 equity offerings of ordinary shares, as well as the exercise of warrants.

Comparison of Years Ended December 31, 2018 and 2019

The following table summarizes our cash flows for the years ended December 31, 2018 and 2019:

	Year Ended December 31,
(in thousands)	2018	2019
Net cash (used in) provided by:
Operating activities	$(72,723)	$(71,892)
Investing activities	(4,604)	331
Financing activities	92,923	56,075
Effect of foreign currency translation on cash	(362)	(106)
Net increase (decrease) in cash, cash equivalents and restricted cash	$15,234	$(15,592)

Operating Activities

Cash flow used in operating activities decreased by $0.8 million from $72.7 million for the year ended December 31, 2018 to $71.9 million for the year ended December 31, 2019 primarily due to a $5.0 million decrease in net loss, after adjustments for non cash amounts included in net loss and higher working capital of $4.2 million primarily due to changes in accrued expenses and other current liabilities.

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

In addition, our expenses will increase if and as we:

●	initiate or continue the research and development of XENLETA and CONTEPO for additional indications and of our other product candidates;
●	seek to develop additional product candidates;
●	seek marketing approval for any product candidates that successfully complete clinical development;
●	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
●	continue to build or re-build a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize XENLETA, SIVEXTRO and any other product candidates for which we receive marketing approval;
●	in-license or acquire other products, product candidates or technologies, including additional community products;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our physical presence in the United States and Ireland;
●	incur additional debt;
●	establish and expand manufacturing arrangements with third parties; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and our operations as a public company in addition to our commercialization efforts.

As described above, on March 11, 2020, we entered into an Amendment to our Loan Agreement with Hercules. Pursuant to the Amendment, we repaid to Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Based on our current operating plans, we expect that our existing cash resources as of the date of this filing will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and CONTEPO , if approved. We expect to seek additional funding in future periods to support these activities.

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

Capital Expenditures

We made no significant capital investments during the year ended December 31, 2019 and capital expenditures were $0.1 million for the year ended December 31, 2020. Currently, there are no material capital projects planned in 2021.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, other than our operating lease obligations for our facilities in Austria, Ireland and the United States.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents, restricted cash and short-term investments as of the date of this filing will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of our independent registered public accounting firm, appear on pages F-1 through F-36 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively). The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020, the end of our most recent fiscal year.

Our independent registered public accounting firm has not performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. For as long as we remain a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Consulting Agreement with Sender Consulting LLC

On March 9, 2021, Sender Consulting LLC, a single-member limited liability company of which Gary Sender is the principal, entered into a two-year consulting agreement with us, effective March 15, 2021, to provide financially related advice and actively manage projects as requested. In addition to an hourly service fee, Mr. Sender is entitled to receive an award of 7,000 RSUs as of the effective date of the consulting agreement, which vests as to 50% of the shares underlying the RSUs each year over the term of the consulting agreement.

Appointment of Director

On March 10, 2021, our board of directors elected Steven Gelone as a member of our board of directors, effective immediately. Dr. Gelone will serve with a term expiring at the 2021 annual general meeting of shareholders and thereafter until his successor has been duly elected and qualified or until his earlier death, resignation or removal. Dr. Gelone is not expected to serve on any committees of our board of directors.

Dr. Gelone, age 53, has served as our president and chief operating officer since July 24, 2018. Dr. Gelone previously served as Nabriva Austria’s chief development officer and head of business development from 2014 until the Redomiciliation, our chief development officer from the Redomiciliation until June 30, 2017 and our chief scientific officer from June 30, 2017 until July 24, 2018. Prior to joining Nabriva Austria, he served as head of clinical research and development at Spark Therapeutics, Inc. in 2014 and vice president of clinical and preclinical development at ViroPharma Incorporated from 2005 to 2014. Dr. Gelone also served as director of medical affairs at Vicuron Pharmaceuticals from 2002 to 2003 and director of clinical pharmacology and experimental medicine at GlaxoSmithKline Pharmaceuticals from 2000 to 2002. Dr. Gelone received his B.S. Pharm. and Pharm.D. from Temple University.

There are no arrangements or understandings between Dr. Gelone and any other persons pursuant to which he was elected as a director. There are no transactions in which Dr. Gelone has an interest requiring disclosure under Item 404(a) of Regulation S-K of the Securities Act of 1933, as amended.

Dr. Gelone will not receive any additional compensation in connection with his service on our board of directors. He will continue to be compensated as one of our executive officers. See “Executive Compensation” for additional information regarding Dr. Gelone’s compensation arrangements.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names and certain biographical information about each member of our board of directors, including their ages as of March 1, 2021. The information presented includes each director’s principal occupation and business experience for at least the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Age	Position
Daniel Burgess(1)(3)	59	Director, Chairman of the Board
Theodore Schroeder	65	Director, Chief Executive Officer
Colin Broom, MD	65	Director
Carrie Bourdow(2)	58	Director
Charles Rowland, Jr.(1)(2)	62	Director
George Talbot, MD(3)	72	Director
Stephen Webster(1)(2)(3)	59	Director
Steven Gelone	53	Director, President and Chief Operating Officer
(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Daniel Burgess has served on our board of directors since June 23, 2017. Mr. Burgess was a member of the supervisory board of Nabriva Austria and served as its chairman from October 2016 until the Redomiciliation. Mr. Burgess has been a venture partner at SV Health Investors (SV) since 2014. Mr. Burgess has also served as the president and the part-time chief executive officer of Therini Bio, Inc., a private therapeutics company, since May 2019. He was previously president and chief executive officer of Rempex Pharmaceuticals, an antibiotics company he co-founded in 2011 and that was subsequently sold to The Medicines Company (now Novartis AG) in 2013. Prior to this, Mr. Burgess was president and chief executive officer of Mpex Pharmaceuticals from 2007 until its acquisition by Aptalis Inc. (now AbbVie Inc.) in 2011. Prior to his time at Mpex, Mr. Burgess served in various senior operating roles for other biotechnology companies. In addition, he serves as a member of the boards of directors of Cidara Therapeutics, Inc., a public biotechnology company; Arbutus Biopharma Corp., a public biotechnology company; and several private healthcare companies. Mr. Burgess was a member of the board of directors of Santarus, Inc., from 2004 until its acquisition in 2014 by Salix Pharmaceuticals Inc., a publicly traded pharmaceutical company. He received his B.A. in economics from Stanford University and an M.B.A. from Harvard University. We believe Mr. Burgess is qualified to serve as a director because of his expertise and experience as an executive in the pharmaceutical industry, his service on other boards of directors and his educational background.

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

Carrie Bourdow has served on our board of directors since June 23, 2017. Ms. Bourdow has been the president, the chief executive officer, and member of the board of directors of Trevena, Inc., a publicly-traded biopharmaceutical company, since October 2018. She has served in various senior positions at Trevena since May 2015. She joined Trevena as chief commercial officer and was appointed executive vice president and chief operating officer in January 2018. Prior to joining Trevena, Ms. Bourdow was vice president of marketing at Cubist Pharmaceuticals, Inc., from 2013 until its acquisition by Merck & Co., Inc. in January 2015. At Cubist, Ms. Bourdow led launch strategy, marketing, reimbursement, and operations for acute care hospital pharmaceuticals. Prior to Cubist, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across multiple therapeutic areas. Ms. Bourdow also serves as a director of Sesen Bio, Inc., a publicly traded pharmaceutical company. Ms. Bourdow holds a B.A. degree from Hendrix College and an M.B.A. from Southern Illinois University. We believe Ms. Bourdow is qualified to serve as a director due to her extensive experience in the biopharmaceutical industry, including her experience with anti-infectives and with the commercialization of new drugs.

Charles A. Rowland, Jr. has served on our board of directors since June 23, 2017. Mr. Rowland previously served on the supervisory board of Nabriva Austria from January 2015 until the Redomiciliation. Mr. Rowland served as chief executive officer of Aurinia Pharmaceuticals Inc. from April 2016 to January 2017. Mr. Rowland previously served as vice president and chief financial officer of ViroPharma Incorporated from 2008 until it was acquired by Shire plc in 2014. Prior to joining ViroPharma, Mr. Rowland served as executive vice president and chief financial officer, as well as interim co-chief executive officer, for Endo Pharmaceuticals Inc. from 2006 to 2008 and chief financial officer at Biovail Corporation from 2004 to 2006. He previously held finance and operational positions of increasing responsibility at Breakaway Technologies, Inc., Pharmacia, Novartis International AG and Bristol-Myers Squibb Company. Mr. Rowland currently serves as a member of the board of directors for Blueprint Medicines Corporation, a public biopharmaceutical company, Viking Therapeutics, a public, clinical-stage biopharmaceutical company, and Orchard Therapeutics, a public, clinical-stage biopharmaceutical company. In addition, Mr. Rowland serves as a member of the board of directors for Generation Bio, a privately held biopharmaceutical company. Previously, he served on the board of directors at Idenix Pharmaceuticals, Inc., Vitae Pharmaceuticals, Inc., Bind Therapeutics Inc. and Aurinia Pharmaceuticals Inc. Mr. Rowland received his B.S. from Saint Joseph's University and M.B.A. from Rutgers University. We believe that Mr. Rowland is qualified to serve as a director due to his extensive experience in pharmaceutical operations and all areas of finance and accounting.

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

Stephen Webster has served on our board of directors since June 23, 2017. Mr. Webster previously served on the supervisory board of Nabriva Austria from October 2016 until the Redomiciliation. Mr. Webster served as the chief financial officer of Spark Therapeutics from July 2014 until its acquisition by Roche Holdings, Inc. in December 2019. He was previously senior vice president and chief financial officer of Optimer Pharmaceuticals, Inc. from June 2012 until its acquisition by Cubist Pharmaceuticals in November 2013. Prior to this, Mr. Webster served as senior vice president and chief financial officer of Adolor Corporation, also acquired by Cubist, from 2008 to 2011. Previously, Mr. Webster served as managing director, Investment Banking Division, Health Care Group for Broadpoint Capital Inc. (formerly First Albany Capital). He also was a co-founder and served as president and chief executive officer of Neuronyx, Inc. Prior to this, Mr. Webster held positions of increasing responsibility, including as director, Investment Banking Division, Health Care Group, for PaineWebber Incorporated. Mr. Webster is currently a member of the board of directors of NextCure, Inc, TCR2 Therapeutics, Inc, Cullinan Management , Inc and Triplet Therapeutics, Inc. He holds an A.B. in economics from Dartmouth College and an M.B.A. from the University of Pennsylvania. We believe that Mr. Webster is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry, particularly his service as a chief financial officer and in other executive management roles.

Steven Gelone has served on our board of directors since March 10, 2021. Dr. Gelone has also served as our president and chief operating officer since July 24, 2018. Dr. Gelone previously served as Nabriva Austria’s chief development officer and head of business development from 2014 until the Redomiciliation, our chief development officer from the Redomiciliation until June 30, 2017 and our chief scientific officer from June 30, 2017 until July 24, 2018. Prior to joining Nabriva Austria, he served as head of clinical research and development at Spark Therapeutics, Inc. in 2014 and vice president of clinical and preclinical development at ViroPharma Incorporated from 2005 to 2014. Dr. Gelone also served as director of medical affairs at Vicuron Pharmaceuticals from 2002 to 2003 and director of clinical pharmacology and experimental medicine at GlaxoSmithKline Pharmaceuticals from 2000 to 2002. Dr. Gelone received his B.S. Pharm. and Pharm.D. from Temple University. We believe that Dr. Gelone is qualified to serve as a director due to his experience in the biopharmaceutical industry and his experience with our company.

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

Audit Committee

Our audit committee consists of Charles A. Rowland, Jr., Daniel Burgess and Stephen Webster. Stephen Webster is the chair of the audit committee. The audit committee oversees our accounting and financial reporting processes and the audits of our consolidated financial statements. The audit committee is responsible for, among other things:

●	making recommendations to our board regarding the ratification by the annual general meeting of shareholders of our independent auditors;
●	overseeing the work of the independent auditors, including resolving disagreements between management and the independent auditors relating to financial reporting;
●	pre-approving all audit and non-audit services permitted to be performed by the independent auditors;

●	reviewing the independence and quality control procedures of the independent auditors;
●	reviewing and approving all proposed related-party transactions;
●	discussing the annual audited consolidated and statutory financial statements with management;
●	annually reviewing and reassessing the adequacy of our audit committee charter;
●	meeting separately with the independent auditors to discuss critical accounting policies, recommendations on internal controls, the auditor’s engagement letter and independence letter and other material written communications between the independent auditors and the management; and
●	attending to such other matters as are specifically delegated to our audit committee by our board from time to time.

Our Board has determined that Charles A. Rowland, Jr. and Stephen Webster are “audit committee financial experts” as defined in the applicable SEC rules.

Compensation Committee

Our compensation committee consists of Charles A. Rowland, Jr., Stephen Webster and Carrie Bourdow. Charles A. Rowland, Jr. is the chair of the compensation committee. The compensation committee assists the board in reviewing and approving or recommending our compensation structure, including all forms of compensation relating to our directors and management. The compensation committee is responsible for, among other things:

●	reviewing and making recommendations to the board with respect to compensation of our board of directors and management;
●	reviewing and approving the compensation, including equity compensation, change-of-control benefits and severance arrangements, of our chief executive officer, chief financial officer and such other members of our management as it deems appropriate;
●	overseeing the evaluation of our management;
●	reviewing periodically and making recommendations to our board with respect to any incentive compensation and equity plans, programs or similar arrangements;
●	exercising the rights of our board under any equity plans, except for the right to amend any such plans unless otherwise expressly authorized to do so; and
●	attending to such other matters as are specifically delegated to our compensation committee by our board from time to time.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Daniel Burgess, George Talbot and Stephen Webster. Daniel Burgess is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	recommending to the board persons to be nominated for election or re-election to the board at any meeting of shareholders;

●	overseeing the board’s annual review of its own performance and the performance of its committees; and
●	developing and recommending to the board a set of corporate governance guidelines.

Executive Officers

The following table sets forth certain information regarding our executive officers, including their ages as of March 1, 2021:

Name	Age	Position
Theodore Schroeder	65	Chief Executive Officer
Robert Crotty	47	General Counsel and Secretary
Steven Gelone	53	President and Chief Operating Officer
Jennifer Schranz	56	Chief Medical Officer
Gary Sender	58	Chief Financial Officer
Daniel Dolan (1)	44	Incoming Chief Financial Officer

(1) On February 24, 2021, our board of directors appointed Daniel Dolan as Chief Financial Officer of the company, effective as of March 12, 2021. Mr. Dolan will succeed Gary Sender, whose resignation as Chief Financial Officer of the company will be effective as of the close of business on March 12, 2021.

In addition to the biographical information for Mr. Schroeder and Dr. Gelone, which is set forth above under “Board of Directors”, set forth below is certain biographical information about Dr. Schranz, and Messrs. Crotty and Sender:

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

Jennifer Schranz has served as our chief medical officer since March 21, 2018. Previously, Dr. Schranz served as vice president, clinical research and development, global development team lead, for hereditary angioedema at Shire plc from January 2014 until March 2018. Prior to Shire, Dr. Schranz served as vice president of clinical development for ViroPharma, Inc. from March 2011 until January 2014. Before joining ViroPharma, Dr. Schranz was vice president, clinical research at Cempra, Inc., where she was responsible for clinical and regulatory strategy. Earlier in her career, Dr. Schranz worked in clinical development and medical affairs at several pharmaceutical companies, including Wyeth (now Pfizer), Vicuron Pharmaceuticals, Inc. (now Pfizer), GlaxoSmithKline plc, and Merck & Co. Inc. Dr. Schranz completed two years of biology and psychology at McMaster University prior to acceptance and subsequent completion of an M.D. from the University of Toronto, where she completed her internal medicine training and was a fellow in infectious diseases. On February 24, 2021, Dr. Schranz notified us of her decision to resign from the company, effective on March 19, 2021.

Gary Sender has served as our chief financial officer since April 12, 2017. Mr. Sender previously served as our chief financial officer from May 2016 until the Redomiciliation. Prior to joining Nabriva Austria, he served as chief financial officer and executive vice president at Synergy Pharmaceuticals from 2015 to 2016. From 2009 until 2015, Mr. Sender served as senior vice president, Finance at Shire plc., supporting its Specialty Pharmaceuticals business and subsequently its Global Commercial businesses. At Shire he was responsible for financial management and support of all commercial areas of Shire’s Specialty Pharmaceutical and Rare Disease businesses, with an emphasis on resource allocation, financial forecasting, business cases and mergers and acquisitions. Prior to joining Shire, Mr. Sender was the founding CFO of Tengion, Inc. Mr. Sender also spent 15 years in a number of finance leadership roles within Merck. Mr. Sender is currently a member of the board of directors of Schrödinger, Inc., Harmony Biosciences Inc., and iBio Inc. Mr. Sender received his B.S. from Boston University and an M.B.A from Carnegie-Mellon University. On February 1, 2021, Mr. Sender informed us of his intention to retire from the company, effective on March 12, 2021. He is expected to become a consultant for the Company at least through the end of 2021.

Daniel Dolan has been appointed as chief financial officer, effective as of March 12, 2021.Mr. Dolan previously served as Vice President of Finance at Radius Health, Inc., or Radius, a commercial-stage biopharmaceutical company, from July 2017 to January 2021. He also acted as principal financial officer and principal accounting officer of Radius from September 2020 to December 2020. Prior to joining Radius, Mr. Dolan worked at Shire plc from September 2005 to July 2017, where he held financial management positions of increasing responsibility, including Vice President of Finance, Global Product Strategy from May 2016 to July 2017 and Senior Finance Director, GI/Internal Medicine from May 2013 to May 2016. Mr. Dolan received his M.B.A. and B.S. from Widener University.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our ordinary shares to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of any Forms 3, 4 or 5 that they file. The SEC rules require us to disclose late filings of initial reports of stock ownership and changes in share ownership by our directors, executive officers and 10% shareholders.

Based solely on a review of copies of Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2020, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were completed in a timely manner other than one Form 4 for each of Gary Sender, Steven Gelone, Theodore Schroeder, Jennifer Schranz, Francesco Maria Lavino and Robert Crotty, in each case filed June 3, 2020 and relating to the withholding of securities for tax purposes on May 31, 2020 in connection with the vesting of restricted stock units.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion provides the amount of compensation paid, and benefits in-kind granted, by us and our subsidiaries to the members of our board of directors and certain executives for services provided in all capacities to us and our subsidiaries for the year ended December 31, 2020. On December 2, 2020, our board of directors effected a one-for-ten reverse stock split of our ordinary shares, or the Reverse Stock Split. All outstanding stock options, restricted stock units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share, common share, equity award, warrant and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

Summary Compensation Table

Our “named executive officers” for the year ended December 31, 2020 were as follows: Mr. Schroeder, our chief executive officer, Dr. Schranz, our chief medical officer and Dr. Gelone, our president and chief operating officer. The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for the periods presented.

						Non-Equity
				Share	Option	Incentive Plan	All Other
				Awards	Awards	Compensation	Compensation
Name and principal position	Year	Salary($)	Bonus ($)(1)	($)(2)	($)(2)	($) (3)	($)(4)	Total ($)
Theodore Schroeder	2020	576,800	—	464,130	339,625	242,256	31,759	1,654,570
Chief Executive Officer	2019	560,000	—	310,175	478,367	119,250	28,372	1,496,164

Steven Gelone	2020	486,300	—	270,863	231,493	153,185	12,675	1,154,516
President and Chief	2019	472,100	—	200,925	309,859	181,420	13,976	1,178,280
Operating Officer

Jennifer Schranz (5)	2020	460,000	100,000	183,488	156,818	145,203	28,604	1,074,113
Chief Medical Officer	2019	436,200	—	99,750	261,555	151,200	33,450	982,155

(1)	The amount reported in the “Bonus” column represents a $100,000 retention bonus awarded to Dr. Schranz in 2020, of which 50% shall be repaid within 30 days following Dr. Schranz’s termination date.
(2)	The amounts reported in the “Share Awards” and “Option Awards” columns reflect the aggregate grant-date fair value of share-based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 11 to the consolidated financial statements regarding assumptions underlying the valuation of equity awards.
(3)	The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent awards to our named executive officers under our annual cash bonus program.

(4)	The compensation included in the “All Other Compensation” column consists of amounts we contributed to our 401(k) plan and medical insurance premiums paid by us on behalf of such individual.
(5)	On February 24, 2021, Dr. Schranz notified us of her decision to resign from the company, effective on March 19, 2021.

Narrative Disclosure to Summary Compensation Table

Base Salary

In 2020, we paid annualized base salaries of $576,800 to Mr. Schroeder; $486,300 to Dr. Gelone; and $449,300 to Dr. Schranz. In 2019, we paid annualized base salaries of $560,000 to Mr. Schroeder; $472,100 to Dr. Gelone; and $436,200 to Dr. Schranz.

In January 2021, our board of directors, following approval and recommendation from the compensation committee and consistent with the recommendations of the compensation committee’s independent compensation consultant, approved an increase to the base salaries of our named executive officers for 2021 as follows: $594,104 for Mr. Schroeder, $500,889 for Dr. Gelone and $473,800 for Dr. Schranz . The board also approved the 2021 base salary for Mr. Crotty, our general counsel and secretary, of $403,966, which was also consistent with the recommendation of the compensation committee’s independent consultant.

None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Performance-Based Compensation

Our executive officers, which include the named executive officers, participate in our performance-based bonus program. All annual cash bonuses for our executives under the performance-based bonus program are tied to the achievement of strategic and operational corporate goals for the company, which are set by the compensation committee and approved by the board. There are no discretionary individual goals under the bonus program. The 2020 strategic and operational goals for Nabriva related to the following objectives:

●	commercialization of our products;
●	finance, specifically fundraising;
●	regulatory approvals;
●	business development; and
●	chemistry, manufacturing, and control (CMC).

Under their respective employment agreements, the annual target bonus for Mr. Schroeder is 60% of his current base salary, the annual target bonus for Dr. Gelone is 45% of his current base salary and the annual target bonus for each of Dr. Schranz, Mr. Sender and Mr. Crotty is 40% of their respective current base salaries. On February 24, 2021, Dr. Schranz notified us of her decision to resign from the company, effective on March 19, 2021. On February 1, 2021, Mr. Sender informed us of his intention to retire from the company, effective on March 12, 2021.

At a meeting held in January 2021, our compensation committee reviewed the accomplishments of the named executive officers as measured against the aforementioned 2020 goals. The compensation committee reviewed whether each goal had been obtained and the weight such goals should be given in determining the bonus payout for 2020 performance. Based on its review, the compensation committee recommended a 70% payout of the target bonuses for 2020 for Mr. Schroeder and Dr. Gelone, and an 80% payout of the target bonuses for Dr. Schranz, which were paid in

February 2021. Accordingly, the 2020 bonus payouts were $242,256 for Mr. Schroeder, $153,185 for Dr. Gelone and $145,203 for Dr. Schranz.

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

Since our initial public offering, we have granted stock options with exercise prices that are set at no less than the fair market value of the underlying award on the date of grant, as determined by reference to the trading price of our ordinary shares on Nasdaq, and approved by our compensation committee or our board.

The following table sets forth the number of our ordinary shares issuable upon vesting of the share awards granted to our named executive officers in 2021:

	Option Award	RSU Award
Name	(#)	(#)
Theodore Schroeder	—	117,500
Steven Gelone	—	42,500
Jennifer Schranz	—	22,500

On January 29, 2021, our board of directors granted restricted stock units, or RSUs, under the 2020 Share Incentive Plan to Mr. Schroeder, Dr. Schranz and Dr. Gelone. The RSUs vest over a four year period beginning on January 29, 2021. Twenty five percent (25%) of the RSUs vest annually over the four year vesting period.

The following table sets forth the number of our ordinary shares issuable upon exercise or vesting of the share awards granted to our named executive officers in 2020:

	Option Award	RSU Award
Name	(#)	(#)
Theodore Schroeder	68,750	34,380
Steven Gelone	54,250	27,125
Jennifer Schranz	36,750	18,375

On February 6, 2020, our board of directors granted stock option awards, as well as restricted stock units, or RSUs, under the 2020 Share Incentive Plan to Mr. Schroeder, Dr. Schranz and Dr. Gelone. The stock option awards and RSUs vest over a four year period beginning on February 6, 2020, with 25% vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. Dr. Schranz and Dr. Gelone were also awarded RSUs where vesting is subject to the commercial performance and life cycle management of the product and product candidate portfolio.

Outstanding Equity Awards as of December 31, 2020

The following table sets forth information regarding outstanding stock options and RSUs held by our named executive officers as of December 31, 2020:

								Equity incentive
	Option Awards					Equity incentive		plan awards:
	Number of	Number of				plan awards:		Market or
	securities	securities				Number of		payout value of
	underlying	underlying				unearned shares,		unearned shares,
	unexercised	unexercised		Option		units or other		units or other
	options	options		exercise	Option	rights that have		rights that have
	(#)	(#)		price	expiration	not vested		not vested
Name	exercisable	unexercisable		($)	date	(#)		($)
Theodore Schroeder	51,353	33,647	(1)	35.30	07/25/2028	8,842	(12)	21,398
	2,594	22,386	(2)	19.00	01/31/2029	34,380	(13)	45,382
	—	68,750	(3)	13.50	02/06/2030	—		—
Steven Gelone	8,879	—	(4)	72.05	07/05/2025	5,728	(12)	13,862
	5,590	—	(5)	83.40	02/04/2026	15,500	(13)	37,510
	10,829	471	(6)	85.00	02/07/2027	11,625	(14)	28,133
	7,291	2,709	(7)	64.70	01/31/2028	—		—
	4,682	3,068	(8)	35.30	07/25/2028	—		—
	437	313	(9)	24.90	02/08/2028	—		—
	13,339	14,501	(2)	19.00	01/31/2029	—		—
	—	31,000	(3)	13.50	02/06/2030	—		—
	—	23,250	(10)	5.30	09/25/2030	—		—
Jennifer Schranz (15)	10,312	4,688	(11)	50.30	03/31/2028	2,842	(12)	6,878
	11,260	12,240	(2)	19.00	01/31/2029	10,500	(13)	25,410
	—	21,000	(3)	13.50	02/06/2030	7,875	(14)	19,058
	—	15,750	(10)	5.30	09/25/2030	—		—
(1)	Mr. Schroeder’s option to purchase 85,000 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(2)	Mr. Schroeder’s, Dr. Schranz´s and Dr. Gelone’s option to purchase ordinary shares vests over four years, with 25% of the options vesting on January 31, 2020, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(3)	Mr. Schroeder’s, Dr. Schranz´s and Dr. Gelone’s option to purchase ordinary shares vests over four years, with 25% of the options vesting on February 6, 2021, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(4)	Dr. Gelone’s option to purchase 8,879 of our ordinary shares vests over four years, with 25% of the options vesting on May 31, 2016, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(5)	Dr. Gelone’s option to purchase 5,590 of our ordinary shares vests over four years, with 25% of the options vesting on February 28, 2017, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(6)	Dr. Gelone’s option to purchase 11,300 of our ordinary shares vests over four years, with 25% of the options vesting on February 28, 2018, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(7)	Dr. Gelone’s option to purchase 10,000 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(8)	Dr. Gelone’s option to purchase 7,750 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(9)	Dr. Gelone’s option to purchase 750 of our ordinary shares vests over four years, with 25% of the options vesting on August 2, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(10)	Dr. Schranz’s and Dr. Gelone’s option to purchase ordinary shares is subject to the commercial performance and life cycle management of the product and product candidate portfolio.
(11)	Dr. Schranz’s option to purchase 15,000 of our ordinary shares vests over four years, with 25% of the options vesting on March 31, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(12)	Mr. Schroeder’s, Dr. Schranz´s and Dr. Gelone’s RSUs vest over four years, with 25% of the options vesting on January 31, 2020, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(13)	Dr. Schranz´s and Dr. Gelone’s RSUs vest over four years, with 25% of the options vesting on February 6, 2021, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(14)	Dr. Schranz´s and Dr. Gelone’s vesting of the RSUs is subject to the commercial performance and life cycle management of the product and product candidate portfolio.
(15)	On February 24, 2021, Dr. Schranz notified us of her decision to resign from the company, effective on March 19, 2021. Dr. Schranz´s right to exercise her option awards shall terminate three months after March 19, 2021, and Dr. Schranz’s awards shall no longer vest after March 19, 2021.

Employment Agreements with Executive Officers

Agreement with Theodore Schroeder, Chief Executive Officer and Director

Mr. Schroeder was appointed our chief executive officer and entered into an employment agreement dated and effective as of July 23, 2018. He was appointed to our board on August 1, 2018. On March 10, 2021, we entered into an amended and restated employment agreement with Mr. Schroeder, or the Schroeder Employment Agreement. The Schroeder Employment Agreement continues until terminated in accordance with its terms, as described below.

Pursuant to the Schroeder Employment Agreement, Mr. Schroeder receives an annual base salary of $594,104 and is eligible to receive an annual performance bonus targeted at 60% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Mr. Schroeder is also (1) eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and (2) entitled to participate in any and all benefit programs that we make available to our executive officers, for which he may be eligible, under the plan documents governing such programs.

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

In the event of the termination of Mr. Schroeder’s employment by us without cause, including as a result of a termination of his employment for good reason prior to, or more than twelve months following, a “change in control” (as change in control is defined in the Schroeder Employment Agreement), Mr. Schroeder will be entitled to his base salary that has accrued and to which he is entitled as of the termination date. In addition, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, he is entitled to (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 18 months (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly‑situated, active employees who receive the same type of coverage, for a period of up to 18 months following his date of termination, (3) a lump sum payment equal to any earned but unpaid annual bonus for a previously completed calendar year, (4) a lump sum payment equal to a prorated annual bonus for the year in which Mr. Schroeder’s employment is terminated based on the number of days he provided services to us during the year in which his employment is terminated and (5) accelerated vesting of his then‑unvested equity awards that are subject to time-based vesting and that would have vested within twelve months of the termination date, whether granted under the 2017 Share Incentive Plan, 2020 Share Incentive Plan or any successor equity incentive plan or as an inducement to his employment.

In the event of the termination of Mr. Schroeder’s employment by us without cause, including as a result of a termination of his employment for good reason prior to, or by him for good reason within twelve months following a change in control, subject (as described above with respect to certain payments), to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, Mr. Schroeder would be entitled to the same payments and benefits as described in the preceding paragraph, except that, in lieu of a pro‑rated annual bonus payment, he would be entitled to receive a lump sum payment equal to 100% of his target bonus for the year in which his employment is terminated and he shall also be entitled to full vesting acceleration of his then‑unvested equity awards, whether granted under the 2017 Share Incentive Plan, 2020 Share Incentive Plan or any successor equity incentive plan or as an inducement to his employment, such that his equity awards become fully exercisable and non‑forfeitable as of the termination date, except as otherwise determined by the Board in the case of awards subject to performance conditions.

If Mr. Schroeder’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by Mr. Schroeder without good reason, our obligations under the Schroeder Employment Agreement cease immediately, and Mr. Schroeder is only entitled to his base salary that has accrued and to which he is entitled as of the termination date and solely if his employment is terminated as a result of his death or disability, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, he or his estate, as applicable, is entitled to any earned but unpaid annual bonus from a previously completed calendar year.

As a condition of his employment, Mr. Schroeder signed a proprietary rights, non‑disclosure and developments agreement.

Agreements with Daniel Dolan, Chief Financial Officer, Steven Gelone, President, Chief Operating Officer and Director, and Robert Crotty, General Counsel and Secretary

Mr. Dolan was appointed our chief financial officer effective as of March 12, 2021, and entered into an employment agreement dated and effective as of March 10, 2021, or the Dolan Employment Agreement. Dr. Gelone was appointed our chief development officer and entered into an employment agreement dated and effective as of December 1, 2014, which was amended and restated as of May 26, 2016 and further amended on restated on July 24, 2018. Dr. Gelone was subsequently appointed our chief scientific officer on June 30, 2017 and our president and chief operating officer on July 24, 2018. Dr. Gelone was appointed to our board on March 10, 2021. On March 10, 2021, we entered into an amended and restated employment agreement with Dr. Gelone, or the Gelone Employment Agreement. Mr. Crotty was appointed as our general counsel and secretary and entered into an employment agreement dated and effective as of June 14, 2017. On March 10, 2021, we entered into an amended and restated employment agreement with Mr. Crotty, or the Crotty Employment Agreement. Each of the Dolan Employment Agreement, Gelone Employment Agreement and Crotty Employment Agreement, or the Executive Employment Agreements, provides that such executive officer is an at will employee, and his employment with us can be terminated by the respective executive officer or us at any time and for any reason.

Pursuant to the Dolan Employment Agreement, Mr. Dolan receives an annual base salary of $330,000 and is eligible to receive an annual performance bonus targeted at 40% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Pursuant to the Gelone Employment Agreement, Dr. Gelone receives an annual base salary of $509,888 and is eligible to receive an annual performance bonus targeted at 45% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Pursuant to the Crotty Employment Agreement, Mr. Crotty receives an annual base salary of $403,966 and is eligible to receive an annual performance bonus targeted at 40% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Each of Mr. Dolan, Dr. Gelone and Mr. Crotty are also (1) eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and (2) entitled to participate in any and all benefit programs that we make available to our executive officers, for which he may be eligible, under the plan documents governing such programs.

In addition, pursuant to the Dolan Employment Agreement, subject to approval by the compensation committee of the Board or a majority of our independent directors as defined in Nasdaq Listing Rule 5605(a)(2), Mr. Dolan shall receive a nonqualified share option to purchase 100,000 ordinary shares at an exercise price per share equal to the closing price per share of the ordinary shares on the Nasdaq Global Select Market on the date of grant, to vest over a period of four (4) years, subject to the terms and conditions of our 2021 Inducement Share Incentive Plan and a nonqualified share option agreement between us and Mr. Dolan, and awarded outside of our equity incentive plans as an “inducement grant” within the meaning of Nasdaq Listing Rule 5635(e)(4).

Each Executive Employment Agreement and the employment of each of Mr. Dolan, Dr. Gelone and Mr. Crotty may be terminated in one of three ways: (1) upon the death or “disability” (as disability is defined in the applicable Executive Employment Agreement) of such executive officer; (2) at our election, with or without “cause” (as cause is defined in the applicable Executive Employment Agreement); and (3) at such executive officer’s election, with or without “good reason” (as good reason is defined in the applicable Executive Employment Agreement).

In the event of the termination of such executive officer’s employment by us without cause or by him for good reason prior to, or more than twelve months following, a “change in control” (as change in control is defined in the applicable Executive Employment Agreement), such executive officer will be entitled to his base salary that has accrued and to which he is entitled as of the termination date. In addition, subject to such executive officer’s execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, such executive officer is entitled to (1) continued payment of such executive officer’s base salary, in accordance with our regular payroll procedures, for, in the case of Mr. Dolan and Mr. Crotty, a period of 12 months, and in the case of Dr. Gelone, a period of 15 months, (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly‑situated, active employees, who receive the same type of coverage, for, in the case of Mr. Dolan and Mr. Crotty, a period of up to 12 months and, in the case of Dr. Gelone, a period of 15 months, following the date of termination, (3) a lump sum payment equal to any earned but unpaid annual bonus for a previously completed calendar year and (4) a lump sum payment equal to a prorated annual bonus for the year in which such executive officer’s employment is terminated based on the number of days such executive officer provided services to us during the year in which such executive officer’s employment is terminated.

In the event of the termination of the executive officer’s employment by us without cause or by him for good reason within twelve months following a change in control, subject (as described above with respect to certain payments) to such executive officer’s execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, such executive officer will be entitled to the same payments and benefits as described in the preceding paragraph, except that, in lieu of a pro‑rated annual bonus payment, such executive officer will be entitled to receive a lump sum payment equal to 100% of such executive officer’s target bonus for the year in which his employment is terminated, and such executive officer shall also be entitled to full vesting acceleration of his then‑unvested equity awards, whether granted under the 2017 Share Incentive Plan, 2020 Share Incentive Plan or any successor equity incentive plan, such that his equity awards become fully exercisable and non‑forfeitable as of the termination date, except as otherwise determined by the Board in the case of awards subject to performance conditions.

If such executive officer’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by such executive officer without good reason, our obligations under the applicable Executive Employment Agreements cease immediately, and such executive officer is only entitled to his base salary that has accrued and to which he is entitled as of the termination date and, solely if such executive officer’s employment is terminated as a result of his death or disability and subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non‑disclosure and developments agreement with us, such executive officer or the estate of such executive officer, as applicable, is entitled to any earned but unpaid annual bonus from a previously completed calendar year.

As a condition to their employment, each of Mr. Dolan, Dr. Gelone and Mr. Crotty signed a proprietary rights, non‑disclosure and developments agreement.

Agreements with Jennifer Schranz and Gary Sender

On February 1, 2021, Mr. Sender informed us of his intention to retire from the company, effective on March 12, 2021. On February 24, 2021, Dr. Schranz notified us of her decision to resign from the company, effective on March 19, 2021. Our obligations under their respective employment agreements cease as of the effective date of their respective resignations, and each executive officer is only entitled to his or her base salary that has accrued and to which he or she is entitled as of such date.

Consulting Agreement with Sender Consulting LLC

On March 9, 2021, Sender Consulting LLC, a single-member limited liability company of which Gary Sender is the principal, entered into a two-year consulting agreement with us, effective March 15, 2021, to provide financially related advice and actively manage projects as requested. In addition to an hourly service fee, Mr. Sender is entitled to receive an award of 7,000 RSUs as of the effective date of the consulting agreement, which vests as to 50% of the shares underlying the RSUs each year over the term of the consulting agreement.

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

2020 Share Incentive Plan

On March 4, 2020, our board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by our shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or the AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 9,300,000 ordinary shares, plus the number of our ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and our Amended and Restated Stock Option Plan 2015, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. Following shareholder approval of the 2020 Plan, no further awards will be made under the 2017 Plan.

The 2020 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards.

As of January 31, 2020, under our 2020 Share Incentive Plan, there were options to purchase an aggregate of 284,205 of our ordinary shares at a weighted average exercise price of $10.18 per share, 455,648 restricted stock units outstanding with a weighted average grant date fair value of $3.39 per share, and 492,670 ordinary shares available for future issuance under the plan.

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

2017 Share Incentive Plan

The 2017 Share Incentive Plan permits the award of share options, share appreciation rights, or SARs, restricted shares, restricted share units or RSUs, and other share-based awards to our employees, officers, directors, consultants and advisers. Our board of directors will administer the 2017 Share Incentive Plan. As of January 31, 2020, under our 2017 Share Incentive Plan, there were options to purchase an aggregate of 428,142 of our ordinary shares at a weighted average exercise price of $30.35 per share and 151,034 restricted stock units outstanding with a weighted average grant date fair value of $14.75 per share.

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

No additional awards may be granted under the 2017 Share Incentive Plan. The board of directors may, at any time, amend, suspend or terminate the 2017 Share Incentive Plan or any portion thereof. However, if shareholder approval is required, including by application of Irish law, the board may not effect such modification or amendment without such approval.

Stock Option Plan 2015

The Stock Option Plan 2015 provided for the grant of options to purchase our ordinary shares to our employees, including executive officers, and to directors. As of January 31, 2020, under our Stock Option Plan 2015, there were options to purchase an aggregate of 189,730 of our ordinary shares at a weighted average exercise price of $81.29 per share and no ordinary shares are available for issuance under the plan. Following the approval of the 2017 Share Incentive Plan by our shareholders on September 15, 2017, we ceased granting awards under the Stock Option Plan 2015. Unless the context specifically indicates otherwise, references to our Stock Option Plan 2015 in this Annual Report on Form 10-K refer to the Stock Option Plan 2015, as amended and adopted by us.

Options granted under the Stock Option Plan 2015 entitle beneficiaries thereof to purchase our ordinary shares at an exercise price equal to 100% of the fair market value per share on the beneficiary’s date of participation, which following the Redomiciliation was derived from the closing sale price of our ordinary shares on the Nasdaq Global Select Market. Options granted under the Stock Option Plan 2015 generally vest over four years from the beneficiary’s date of participation. Typically, 25% of the options subject to a particular grant vest on the last day of the last calendar month of the first year of the vesting period, and the remaining 75% vests on a monthly pro-rata basis over the second, third and fourth years of the vesting period (i.e., 2.083% per month). Any alternative vesting period determined by us is subject to approval by our executive officers, board of directors or shareholders, in accordance with any applicable voting requirements.

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

401(k) Plan

We maintain a defined contribution employee retirement plan for our U.S.-based employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code, so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $19,500 for 2020. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2020 may be up to an additional $6,500 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures. We generally match 100.0% of the first 3.0% of the employee’s voluntary contribution to the 401(k) plan and 50.0% of the next 2.0% contributed by the employee. Our 401(k) matching policy was temporarily suspended during a portion of 2020.

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

DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation earned by the non-employee members of the board of directors for the year ended December 31, 2020.

	Fees Earned or
	Paid in Cash	Option Awards	RSU Awards
Name	($)(1)	($)(2)(3)	($)(2)(4)	Total ($)
Daniel Burgess	90,000	17,115	13,790	120,905
Colin Broom	40,000	17,115	13,790	70,905
George Talbot	45,000	17,115	13,790	75,905
Charles Rowland, Jr.	65,000	17,115	13,790	95,905
Stephen Webster	65,000	17,115	13,790	95,905
Carrie Bourdow	47,500	17,115	13,790	78,405
Mark Corrigan (5)	21,144	—	—	21,144
(1)	Fees earned consist of gross director retainer fees which were subject to income tax withholdings in Ireland.
(2)	The amounts reported in the “Option Awards” and “RSU Awards” columns reflect the aggregate fair value of share-based compensation awarded during 2020 computed in accordance with the provisions of ASC Topic 718. See Note 11 to the consolidated financial statements regarding assumptions underlying the valuation of equity awards.
(3)	Represents the grant of an option to purchase 3,500 of our ordinary shares vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date.
(4)	Represents the grant of 1,750 RSUs vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date.
(5)	Mark Corrigan resigned as a director on May 26, 2020.

Director Compensation Arrangements

Effective as of October 31, 2018, our board of directors adopted a non-employee director compensation policy, which provided for the following:

●	each new non-employee director receives an initial grant of an option to purchase 7,000 of our ordinary shares upon his or her initial election to the board of directors;
●	each non-employee director receives an annual grant of an option to purchase 3,500 of our ordinary shares on the date of our annual general meeting of shareholders;
●	each non-employee director receives an annual cash fee of $40,000;
●	the chairman of our board of directors receives an additional annual cash fee of $30,000;
●	each non-employee director who is a member of the audit committee receives an additional annual cash fee of $10,000 ($20,000 for the audit committee chair);
●	each non-employee director who is a member of the compensation committee receives an additional annual cash fee of $7,500 ($15,000 for the compensation committee chair); and

●	each non-employee director who is a member of the nominating and corporate governance committee receives an additional annual cash fee of $5,000 ($10,000 for the nominating and corporate governance committee chair).

The board of directors approved the annual grants to non-employee directors for the 2020 fiscal year on July 29, 2020.

On December 16, 2019, our board of directors approved an amendment to our non-employee director compensation policy. Effective as of December 16, 2019, the amendment increased the initial grant of an option to purchase our ordinary shares to new non-employee directors upon their initial election to the board of directors to 10,500 ordinary shares and increased the annual grant of an option to purchase our ordinary shares to 3,500 ordinary shares and 1,750 restricted stock units.

The stock options to be granted to our non-employee directors under our non-employee director compensation policy have an exercise price equal to the fair market value of our ordinary shares on the date of grant and will expire ten years after the date of grant. The initial stock options granted to newly elected director vest, subject to such director’s continued service on the board, over a three-year period on a monthly pro-rata basis at the end of each successive month following the date of the initial grant. The annual stock options granted to directors will vest, subject to such director’s continued service on the board, fully on the last date of the month of the first anniversary of the grant date. The annual restricted stock units awarded to directors will vest, subject to such director’s continued service on the board, fully on the last date of the month of the first anniversary of the grant date.

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

Compensation Committee Interlocks and Insider Participation

For the fiscal year ended December 31, 2020, the members of our compensation committee were Carrie Bourdow, Charles Rowland Jr., and Stephen Webster. No member of our compensation committee is, or has been, an officer or employee of ours or any subsidiary of ours. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that had one or more executive officers serving as a director or member of our compensation committee during the year ended December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of January 31, 2021 by:

●	each of our directors and director nominees;
●	each of our “named executive officers”;
●	all of our directors and executive officers as a group; and
●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our ordinary shares.

The percentages in the columns entitled “Percentage of Shares Beneficially Owned” are based on a total of 21,628,223 ordinary shares outstanding as of January 31, 2021.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ordinary shares. Our ordinary shares subject to options that are currently exercisable or exercisable within 60 days of January 31, 2021 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the ordinary shares beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Nabriva Therapeutics plc, 25-28 North Wall Quay, Dublin 1, Ireland.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
Directors and Named Executive Officers:
Daniel Burgess(1)	15,539	*	%
George H. Talbot(2)	17,184	*	%
Stephen Webster(3)	11,239	*	%
Charles A. Rowland, Jr.(4)	16,320	*	%
Carrie Bourdow(5)	9,430	*	%
Colin Broom(6)	95,640	*	%
Steven Gelone(7)	82,450	*	%
Theodore Schroeder(8)	130,653	*	%
Jennifer Schranz(9)	36,327	*	%
All current directors and executive officers as a group (11 individuals)(10)	506,365	2.30%
5% Shareholders:
Fidelity Management & Research Company LLC(11)	1,429,259	6.61%

*	Less than one percent.
(1)	Consists of (i) 3,600 ordinary shares and (ii) 11,939 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021.
(2)	Consists of (i) 4,764 ordinary shares and (ii) 12,420 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021.
(3)	Consists of (i) 800 ordinary shares and (ii) 10,439 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021.
(4)	Consists of (i) 5,300 ordinary shares and (ii) 11,020 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021.
(5)	Consists of 9,430 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021.
(6)	Consists of (i) 20,875 ordinary shares directly owned by Dr. Broom and (ii) 74,765 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021.
(7)	Consists of (i) 14,785 ordinary shares, (ii) 62,807 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021 and (iii) 4,858 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2021.

(8)	Consists of (i) 21,757 ordinary shares, (ii) 98,565 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021 and (iii) 10,331 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2021.
(9)	Consists of (i) 3,490 ordinary shares, (ii) 29,666 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2021 and (iii) 3,171 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2021. On February 24, 2021, Dr. Schranz notified us of her decision to resign from the company, effective on March 19, 2021.
(10)	Consists of (i) 89,819 ordinary shares and (ii) 391,844 ordinary shares issuable upon exercise of stock options within 60 days of January 31, 2021 and (iii) 24,702 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2021.
(11)	Based solely on information provided in a Schedule 13G/A filed jointly by FMR LLC and Abigail P. Johnson on February 8, 2021. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or Fidelity Funds, advised by Fidelity Management & Research Company, or FMR Co, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds' Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds' Boards of Trustees. FMR LLC reports that it holds sole dispositive power with respect to 1,429,259 shares. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2020. As of December 31, 2020, we had four equity compensation plans: the 2020 Share Incentive Plan, the 2017 Share Incentive Plan, the Stock Option Plan 2015 and the 2018 Employee Share Purchase Plan, each of which were approved by our shareholders. In addition, from time to time, the compensation committee grants inducement equity awards to individuals as an inducement material to the individual’s entry into employment with us within the meaning of Nasdaq Listing Rules, including pursuant to our 2021 Inducement Share Incentive Plan, or the Inducement Plan, that was adopted by our board of directors without shareholder approval. We also previously made such inducement awards pursuant to our 2019 Inducement Share Incentive Plan.

Number of
securities
remaining
	Number of				available for future
	securities to be				issuance under
	issued upon		Weighted‑average		equity
	exercise		exercise price of		compensation plans
	of outstanding		outstanding		(excluding
	options, warrants		options, warrants		securities reflected
Plan category	and rights		and rights		in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,181,407	(1)	$35.73	(3)	839,160	(5)
Equity compensation plans not approved by security holders	110,815	(2)	31.51	(3)	—
Total	1,292,222		$35.37	(4)	839,160

(1)	Includes ordinary shares underlying awards outstanding under our 2020 Share Incentive Plan, 2017 Share Incentive Plan and our Stock Option Plan 2015.
(2)	Represents an option award and a performance-based restricted share unit award granted to Mr. Schroeder on July 25, 2018, as an inducement material to Mr. Schroeder’s acceptance of employment with the company in accordance with Nasdaq Listing Rule 5635(c)(4) and other inducement awards made in accordance with Nasdaq Listing Rule 5635(c)(4) under our 2019 Inducement Share Incentive Plan.

(3)	Only share option awards were used in computing the weighted-average exercise price.
(4)	Only share option awards were used in computing the weighted-average exercise price.
(5)	Includes ordinary shares available for issuance under our 2020 Share Incentive Plan and 2018 Employee Share Purchase Plan.

2021 Inducement Share Incentive Plan

On December 9, 2020, our board of directors adopted without stockholder approval the 2021 Inducement Share Incentive Plan (the “2021 Inducement Plan”) and, subject to the adjustment provisions of the 2021 Inducement Plan, reserved 200,000 oridnary shares for issuance purusant to equity awards granted under the 2021 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2021 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the company (or following such individuals’ bona fide period of non-employment with the company), as an inducement material to the individuals’ entry into employment with the company.

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

In April 2020, our board of directors undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board determined that each of our directors, with the exception of Colin Broom, Theodore Schroeder and Steven Gelone, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board considered the relationships that each such director has with us, including each of the transactions described below in “—Board Policies—Related Person Transactions—Certain Relationships and Related Transactions”, and all other facts and circumstances that our board deemed relevant in make such independence determination. Mr. Schroeder is not an independent director because he is our chief executive officer, and Dr. Broom is not an independent director because he was employed as our chief executive officer during the past three years. In addition, Dr. Gelone is not an independent director because he is our president and chief operating officer.

Board Policies

Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which the company is a participant, the amount involved exceeds the lesser of $120,000 and one percent of the average of the our total assets at year-end for the last two completed fiscal years and one of our executive officers, directors, director nominees or 5% shareholders, or their immediate family members, each of whom we refer to as a “related person”, has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction”, the related person must report the proposed related person transaction to our chief financial officer or general counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chair of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

●	the related person’s interest in the related person transaction;
●	the approximate dollar value of the amount involved in the related person transaction;
●	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	whether the transaction was undertaken in the ordinary course of our business;
●	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
●	the purpose of, and the potential benefits to us of, the transaction; and
●	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of such transaction.

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

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

●	interests arising solely from the related person’s position as an executive officer of another entity, whether or not the person is also a director of the entity, that is a participant in the transaction where the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and the amount involved in the transaction is less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction; and
●	a transaction that is specifically contemplated by provisions of our memorandum and articles of association.

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

Certain Relationships and Related Transactions

Since January 1, 2019, we have engaged in the following transactions with our executive officers, directors and holders of more than 5% of our voting securities, and affiliates of our executive officers, directors and 5% shareholders. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties:

Consulting Agreement with Sender Consulting LLC

On March 9, 2021, Sender Consulting LLC, a single-member limited liability company of which Gary Sender is the principal, entered into a two-year consulting agreement with us, effective March 15, 2021, to provide financially related advice and actively manage projects as requested. In addition to an hourly service fee, Mr. Sender is entitled to receive an award of 7,000 RSUs as of the effective date of the consulting agreement, which vests as to 50% of the shares underlying the RSUs each year over the term of the consulting agreement.

June 2020 Financing

In June 2020, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share in the offering was issued and sold together with an accompanying warrant at a combined price of $9.1686. Each warrant has an exercise price of $7.92 per share, was immediately exercisable following the date of issuance and expires on the two-year anniversary of the date of issuance. In connection with such offering, entities affiliated with FMR LLC, a beneficial owner of more than 5% of our voting securities, purchased an aggregate of 872,498 ordinary shares and accompanying warrants to purchase up to 872,498 ordinary shares at a purchase price of $9.1686 per ordinary share and accompanying warrant for an aggregate purchase price of $7,999,601.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth, for each of the years indicated, the aggregate fees billed or expected to be billed to us for services rendered by KPMG LLP, or KPMG.

	Year Ended
	December 31,
(in thousands)	2020	2019
Audit Fees(1)	$724	$605
Tax Fees(2)	9	40
All Other Fees	—	40
Total	$733	$685
(1)	Includes fees related to services associated with our at-the-market facility and December 2020 public offering.
(2)	Fees related to services rendered on tax compliance, tax advice and tax planning.

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

All of the services provided to us by KPMG during the last two fiscal years were approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements: See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
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

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger dated as of July 23, 2018, by and among Nabriva Therapeutics plc, Zuperbug Merger Sub I, Inc., Zuperbug Merger Sub II, Inc., Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as Stockholder Representative	8-K	001-37558	07/25/2018	2.1
3.1	Amended and Restated Memorandum and Articles of Association of Nabriva Therapeutics plc	8-K	001-37558	12/3/2020	3.1
4.1	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act					X
10.1	Form of Indemnification Agreement	8-K	001-38132	06/26/2017	10.1
10.2#	2017 Share Incentive Plan, as Amended	10-Q	001-37558	11/09/2017	10.2
10.3#	Stock Option Plan 2007, as Amended	8-K	001-38132	06/26/2017	10.2
10.4#	Stock Option Plan 2015, as Amended	8-K	001-38132	6/26/2017	10.3
10.5	Lease Agreement, dated March 16, 2007, by and between Nabriva Therapeutics AG and CONTRA Liegenschaftsverwaltung GmbH	F-1	333-205073	06/18/15	10.4

10.6	Sublease Agreement, dated July 7, 2015, by and between Nabriva Therapeutics AG and Card Connect, LLC	F-1	333-205073	8/24/15	10.11
10.7#	Employment Agreement dated May 2, 2016 by and between Nabriva Therapeutics US, Inc. and Gary Sender	6-K	001-37558	08/09/16	10.2
10.8#	Amended and Restated Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Robert Crotty, dated as of March 10, 2021					X
10.9#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan (Share Withholding)	10-K	001-37558	03/12/2019	10.10
10.10#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan (Automatic Sale)	8-K	001-37558	02/02/2018	10.1
10.11#	Form of Share Option Agreement under the 2017 Share Incentive Plan	8-K	001-37558	02/02/2018	10.2
10.12**	Manufacturing Services Agreement, dated May 8, 2017, by and between Patheon UK Limited and Nabriva Therapeutics AG	10-K	03/16/2018	03/16/2018	10.16
10.13**	Master Agreement for the Manufacture, Packaging and Supply of Products, dated August 7, 2017, by and between ALMAC Pharma Services Limited and Nabriva Therapeutics Ireland DAC	10-K	03/16/2018	03/16/2018	10.17
10.14**	Key Intermediate Supply Agreement, dated of August 28, 2017 by and among Nabriva Therapeutics Ireland DAC, and SEL Biochem Xinjiang Co., Ltd, and Fountain International Development Holding Limited	10-K	03/16/2018	03/16/2018	10.18
10.15	Open Market Sale AgreementSM, dated June 25, 2019, by and between Nabriva Therapeutics plc and Jefferies LLC	8-K	001-37558	06/25/2019	1.1

10.16**	License Agreement, dated March 26, 2018, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.	10-Q	001-37558	05/08/2018	10.2
10.17	Transition, Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 23, 2018	8-K	001-37558	07/25/2018	10.1
10.18#	Amended and Restated Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Theodore Schroeder, dated as of March 10, 2021					X
10.19	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 24, 2018 (included as Attachment A to Exhibit 10.1)	8-K	001-37558	07/25/2018	10.1
10.20	Form of Inducement Option Award Agreement.	S-8	333-226330	07/25/2018	99.2
10.21	Form of Inducement Performance-Based Share Award Agreement.	S-8	333-226330	07/25/2018	99.3
10.22	Stock Purchase Agreement by and among SG Pharmaceuticals, Inc., the Sellers named on Annex A, and Julia Feliciano, as Sellers’ Representative, dated as of May 5, 2015	10-Q	001-37558	11/06/2018	10.4
10.23**	License Agreement by and between ICPD Holdings, LLC and Evelyn J. Ellis-Grosse and Zavante Therapeutics, Inc., dated as of March 1, 2014	10-Q	001-37558	11/06/2018	10.5
10.24	Office Lease by and between AGP Sorrento R&D, LP and Zavante Therapeutics, Inc., dated as of June 16, 2016	10-Q	001-37558	11/06/2018	10.6
10.25**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Ercros, S.A., dated as of July 28, 2016	10-Q	001-37558	11/06/2018	10.7

10.26**	Amended and Restated Three-Way Agreement by and between Laboratorios ERN, S.A, Ercros, S.A., and Zavante Therapeutics, Inc., dated as of July 28, 2016	10-Q	001-37558	11/06/2018	10.8
10.27**	Amended and Restated Pharmaceutical Manufacturing and Exclusive Supply Agreement by and between Laboratorios ERN, S.A. and Zavante Therapeutics, Inc. dated as of July 28, 2016, as amended	10-Q	001-37558	11/06/2018	10.9
10.28**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Fisiopharma, S.r.l., dated as of April 25, 2017	10-Q	001-37558	11/06/2018	10.10
10.29**	Commercial Packaging Agreement by and between Zavante Therapeutics, Inc. and AndersonBrecon Inc., d/b/a PCI of Illinois, dated as of December 26, 2017	10-Q	001-37558	11/06/2018	10.11
10.30**	Packaging and Supply Agreement by and between Sharp Corporation and Nabriva Therapeutics US, Inc., dated as of August 30, 2018	10-Q	001-37558	11/06/2018	10.12
10.31#	Third Amended and Restated Employment Agreement by and between Nabriva Therapeutics US, Inc. and Steven Gelone, dated as of March 10, 2021					X
10.32#	2018 Employee Share Purchase Plan	DEF 14A	001-37558	06/19/2018	99.1
10.33**	Loan and Security Agreement, dated as of December 20, 2018, by and among Nabriva Therapeutics plc, Nabriva Therapeutics Ireland DAC, certain other subsidiaries of Nabriva Therapeutics plc from time to time party thereto, any bank and other financial institution or entity from time to time party thereto and Hercules Capital, Inc, as administrativeagent and collateral agent.	10-K	001-37558	3/12/2019	10.35

10.34#	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Jennifer Schranz, dated as of March 21, 2018	10-K	001-37558	3/12/2019	10.36
10.35**	Agreement for the Commercial Supply of Products by and between Arran Chemical Company Limited and Nabriva Therapeutics Ireland DAC, dated as of November 12, 2018	10-K	001-37558	3/12/2019	10.37
10.36**	Active Pharmaceutical Ingredient Supply Agreement by and between Nabriva Therapeutics Ireland DAC and Hovione Limited, dated as of November 23, 2018.	10-K	001-37558	3/12/2019	10.38
10.37	2019 Inducement Share Incentive Plan	S-8	333-230216	3/12/2019	99.1
10.38	First Amendment to Loan and Security Agreement, dated as of September 26, 2019, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-Q	001-37558	11/12/2019	10.1
10.39	Second Amendment to Loan and Security Agreement, dated as of January 8, 2020, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-K	001-37558	03/12/2020	10.40
10.40	Third Amendment to Loan and Security Agreement, dated as of March 11, 2020, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-K	001-37558	03/12/2020	10.41

10.41#	Form of Share Option / Cash Settled Share Appreciation Right Agreement under the 2020 Share Incentive Plan	10-K	001-37558	03/12/2020	10.43
10.42#	2020 Share Incentive Plan, as amended	8-K	001-37558	07/29/2020	99.1
10.43	Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.	10-Q	001-37558	08/6/2020	10.2
10.44#	Retention Agreement, dated August 5, 2020, by and between Nabriva Therapeutics US, Inc. and Jennifer Schranz	10-Q	001-37558	11/5/2020	10.1
10.45	Sublease Agreement, dated as of February 8, 2021, by and between Professional Payroll Solutions, LLC and Nabriva Therapeutics US, Inc.	8-K	001-37558	02/12/2021	10.1
10.46#	2021 Inducement Share Incentive Plan					X
10.47#	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Daniel Dolan, dated as of March 10, 2021					X
10.48***	First Amendment to License Agreement, dated October 29, 2021, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.					X
10.49	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Sender Consulting LLC, dated as of March 9, 2021.					X
21.1	Subsidiaries of Nabriva Therapeutics plc					X
23.1	Consent of KPMG LLP					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase Document	X
101.PRE	XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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
Date: March 11, 2021

	By:	/s/ THEODORE SCHROEDER Theodore Schroeder Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE SCHROEDER	Director, Chief Executive Officer (Principal	March 11, 2021
Theodore Schroeder	Executive Officer)

/s/ GARY SENDER	Chief Financial Officer (Principal Financial and	March 11, 2021
Gary Sender	Accounting Officer)

/s/ DANIEL BURGESS	Chairman of the Board	March 11, 2021
Daniel Burgess

/s/ COLIN BROOM	Director	March 11, 2021
Colin Broom

/s/ CARRIE BOURDOW	Director	March 11, 2021
Carrie Bourdow

/s/ GEORGE TALBOT	Director	March 11, 2021
George Talbot

/s/ CHARLES A. ROWLAND JR.	Director	March 11, 2021
Charles A. Rowland Jr.

/s/ STEPHEN WEBSTER	Director	March 11, 2021
Stephen Webster

/s/ STEVEN GELONE	Director, President and Chief Operating Officer	March 11, 2021
Steven Gelone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Nabriva Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nabriva Therapeutics plc and subsidiaries (the Company) as of December 31, 2019 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of net realizable value of excess or obsolete inventory

As discussed in Note 2 to the consolidated financial statements, the Company had inventory with a carrying value of $5.8 million as of December 31, 2020. Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company reviews inventories for realization and records a provision for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary.

We identified the evaluation of net realizable value of excess or obsolete inventory as a critical audit matter. Evaluating estimates of forecasted sales and the resulting inventory consumption prior to inventory expiration dates, required a high degree of auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated forecasted sales by comparing to third-party market research. We inquired of operational personnel of the Company and inspected external documents regarding expected future sales. To evaluate the need for a provision for excess inventory that may expire prior to being sold, we compared the forecasted sales quantities to inventory expiration date by manufacturing lot.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 11, 2021

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets

	As of	As of
(in thousands, except share data)	December 31, 2019	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$86,019	$41,359
Restricted cash	392	231
Short-term investments	175	16
Accounts receivable, net and other receivables	2,744	3,909
Inventory	682	5,823
Prepaid expenses	1,158	5,880
Total current assets	91,170	57,218
Property, plant and equipment, net	2,474	768
Intangible assets, net	91	80
Long-term receivables	378	370
Total assets	$94,113	$58,436
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$—	$2,041
Accounts payable	4,673	2,889
Accrued expense and other current liabilities	11,966	12,844
Deferred revenue	—	750
Total current liabilities	16,639	18,524
Non-current liabilities
Long-term debt	34,502	5,686
Other non-current liabilities	1,698	1,091
Total non-current liabilities	36,200	6,777
Total liabilities	52,839	25,301
Commitments and contingencies (Note 17)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 100,000,000 ordinary shares authorized at December 31, 2020; 9,454,511 and 21,078,781 issued and outstanding at December 31, 2019 and December 31, 2020, respectively	95	211
Preferred shares, par value $0.01, 100,000,000 shares authorized at December 31, 2020; None issued and outstanding	—	—
Additional paid in capital	517,894	579,123
Accumulated other comprehensive income	27	27
Accumulated deficit	(476,742)	(546,226)
Total stockholders’ equity	41,274	33,135
Total liabilities and stockholders’ equity	$94,113	$58,436

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except share and per share data)	2018	2019	2020
Revenues:
Product revenue, net	$—	$1,538	$108
Collaboration revenue	6,500	6,210	2,756
Research premium and grant revenue	3,156	1,733	2,163
Total revenue	9,656	9,481	5,027
Operating expenses:
Cost of product sales	—	(70)	(766)
Research and development expenses	(82,288)	(26,415)	(15,102)
Selling, general and administrative expenses	(41,743)	(62,485)	(55,285)
Total operating expenses	(124,031)	(88,970)	(71,153)
Loss from operations	(114,375)	(79,489)	(66,126)
Other income (expense):
Other income (expense), net	(272)	215	1,187
Interest income	49	255	86
Interest expense	(133)	(3,644)	(1,735)
Loss on extinguishment of debt	—	—	(2,757)
Loss before income taxes	(114,731)	(82,663)	(69,345)
Income tax expense	(49)	(101)	(139)
Net loss	$(114,780)	$(82,764)	$(69,484)

Loss per share
Basic and Diluted ($ per share)	$(22.60)	$(11.15)	$(5.41)
Weighted average number of shares:
Basic and Diluted	5,079,576	7,419,948	12,845,089

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2018	3,671	$37	$361,202	$27	$(279,198)	$82,068
Issuance of ordinary shares	2,297	23	74,196	—	—	74,219
Equity transaction costs	—	—	(4,933)	—	—	(4,933)
Stock-based compensation expense	—	—	5,154	—	—	5,154
Shares issued in connection with the acquisition of Zavante Therapeutics, Inc.	734	7	26,895	—	—	26,902
Net loss	—	—	—	—	(114,780)	(114,780)
December 31, 2018	6,702	67	462,514	27	(393,978)	68,630
Issuance of ordinary shares and warrants	2,584	26	48,056	—	—	48,082
Equity transaction costs	—	—	(2,794)	—	—	(2,794)
Stock-based compensation expense	—	—	9,748	—	—	9,748
Shares issued in connection with the vesting of restricted stock units	66	1	(1)	—	—	—
Shares issued in connection with the employee stock purchase plan	21	—	372	—	—	372
Shares issued in connection with the acquisition of Zavante Therapeutics, Inc.	82	1	(1)	—	—	—
Net loss	—	—	—	—	(82,764)	(82,764)
December 31, 2019	9,455	95	517,894	27	(476,742)	41,274
Issuance of ordinary shares	11,571	116	60,944	—	—	61,060
Shares issued in connection with the employee stock purchase plan	9	—	43	—	—	43
Shares issued in connection with the vesting of restricted stock units	44	—	—	—	—	—
Equity transaction costs	—	—	(4,977)	—	—	(4,977)
Stock-based compensation expense	—	—	5,219	—	—	5,219
Net loss	—	—	—	—	(69,484)	(69,484)
December 31, 2020	21,079	$211	$579,123	$27	$(546,226)	$33,135

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2018	2019	2020
Cash flows from operating activities
Net loss	$(114,780)	$(82,764)	$(69,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	362	(40)	50
Non-cash interest income	45	22	—
Non-cash interest expense	(104)	519	636
Loss on extinguishment of debt	—	—	2,757
Depreciation and amortization expense	510	396	417
Amortization of right-of-use assets	—	374	403
Stock-based compensation	5,154	9,748	5,219
In-process research and development in connection with acquisition	32,048	—	—
Other, net	14	48	62
Changes in operating assets and liabilities:
Increase/(decrease) in long-term receivables	(3)	50	8
Increase/(decrease) in accounts receivable, net and other receivables and prepaid expenses	1,139	2,582	(5,887)
Increase in inventory	—	(682)	(5,141)
Increase/(decrease) in accounts payable	(2,969)	1,310	(1,813)
Increase/(decrease) in accrued expenses and other liabilities	5,742	(3,209)	714
Increase in deferred revenue	—	—	750
Increase/(decrease) in other non-current liabilities	61	(172)	(2)
Increase/(decrease) in income tax liabilities	58	(74)	(20)
Net cash used in operating activities	(72,723)	(71,892)	(71,331)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(229)	(61)	(113)
Purchases of term deposits	(115)	—	—
Changes in restricted cash	—	392	(161)
Transaction costs related to Zavante acquisition, net of cash acquired	(4,260)	—	—
Net cash used in investing activities	(4,604)	331	(274)
Cash flows from financing activities
Proceeds from exercise of warrants	—	—	665
Proceeds from issuance of ordinary shares and warrants	50,000	20,138	53,460
Proceeds from at-the-market facility	24,219	27,945	7,520
Proceeds from long-term debt, net of issuance costs	23,545	9,980	—
Proceeds from employee stock purchase plan	—	372	43
Repayments of long-term borrowings	—	—	(30,000)
Equity transaction costs	(4,841)	(2,360)	(4,764)
Net cash provided by financing activities	92,923	56,075	26,924

Effects of exchange rate changes on the balance of cash held in foreign currencies	(362)	(106)	(140)
Net increase/(decrease) in cash, cash equivalents and restricted cash	15,234	(15,592)	(44,821)
Cash, cash equivalents, and restricted cash at beginning of year	86,769	102,003	86,411
Cash, cash equivalents and restricted cash at end of year	$102,003	$86,411	$41,590
Supplemental disclosure of cash flow information:
Interest paid	(7)	(2,560)	(1,396)
Taxes paid	(4)	(11)	(4)
Equity transaction costs included in accounts payable and accrued expenses	120	552	765

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements

(in thousands, except per share data)

1.  Organization and Business Activities

Nabriva Therapeutics plc, or Nabriva Ireland, together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH, or Nabriva Austria, Nabriva Therapeutics US, Inc., and Nabriva Therapeutics Ireland DAC, collectively, Nabriva, or the Company, is a biopharmaceutical company engaged in the commercialization and development of novel anti-infective agents to treat serious infections. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.

In September 2020, the Centers for Medicare & Medicaid Services, or CMS, granted a new technology add-on payment, or NTAP, for XENLETA® (lefamulin) for injection, when administered in the hospital inpatient setting. Both the intravenous, or IV and oral formulations of XENLETA were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the U.S. Food and Drug Administration, or FDA. CONTEPO was granted an NTAP making it the first QIDP antibiotic to be granted conditional NTAP approval prior to receiving FDA approval. CONTEPO was granted QIDP and Fast Track Designation by the FDA for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis.

In July 2020, the Company announced that the European Commission, or EC, issued a legally binding decision for approval of the marketing authorization application for XENLETA™ (lefamulin) for the treatment of community-acquired pneumonia, or CAP, in adults following a review by the European Medicines Agency, or EMA. The EMA approval of XENLETA in CAP patients when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed paves the way for the launch of XENLETA across the European Economic Area, or EEA, and United Kingdom, or U.K. The EC approved XENLETA for all countries of the European Economic Area, or EEA, and United Kingdom, or U.K. Nabriva intends to work with a commercial partner to make XENLETA available to patients in the European Economic Area, or EEA, and United Kingdom, or U.K.

In July 2020, the Company announced that Sunovion Pharmaceuticals Canada Inc., or Sunovion, received approval from Health Canada to market oral and IV formulations of XENLETA® (lefamulin) for the treatment of CAP in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. Nabriva entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada.

In July 2020, the Company announced that it entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck & Co. Under the Distribution Agreement, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use in the United States and its territories. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. Nabriva has also engaged Amplity Health, a leading pharmaceutical contract commercial organization, to provide community-based commercial and sales services for SIVEXTRO and XENLETA® in the United States.

In June 2020 the Company announced that WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with the Company to supply XENLETA® (lefamulin) on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program, or NPP, is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

In September 2019, the Company announced that the oral and IV formulations of XENLETA (lefamulin) are available in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, through major specialty distributors. This followed the approval by the FDA of the Company’s New Drug Application, or NDA, for XENLETA on August 19, 2019 for the treatment of adults with CABP. XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

In July 2018, the Company acquired Zavante Therapeutics Inc., or Zavante, a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection), and entered into an Agreement and Plan of Merger, or the Merger Agreement. CONTEPO is potentially a first-in-class epoxide antibiotic for IV administration in the United States. The Company is developing CONTEPO IV for cUTI and may potentially develop XENLETA and CONTEPO for additional indications. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with the Company’s NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. The Company resubmitted its NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. In June 2020, the FDA issued a second CRL on the NDA for CONTEPO. Although the Company’s European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at the Company’s manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions caused by the COVID-19 pandemic. In general, previously identified product quality and facility inspection related observations at the Company’s contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. The Company’s contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, the Company participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed the Company that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. As a result, next steps and specific timing of the CONTEPO NDA resubmission cannot be finalized until the FDA issues industry guidance. The Company and the industry await future communication from the FDA as it continues to assess the options available under existing regulations and laws to conduct these foreign facility inspections. CONTEPO has been granted Qualified Infectious Disease Product, or QIDP, and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, the Company cannot predict when the CONTEPO NDA will be resubmitted or when CONTEPO would receive marketing approval, if at all.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of December 31, 2020, the Company had cash and cash equivalents, restricted cash and short-term investments of $41.6 million.

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements — Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

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

In April 2020, the Company announced a restructuring of its hospital-based commercial sales force and transition to a community-based sales effort. The restructuring has reduced costs to align with the capabilities of the Company’s sales effort with its strategic re-focus on making sales of XENLETA to community health care professionals. The termination of the sales force was timed, in part, to coincide with operational changes that have been implemented by the Company in response to the outbreak of the novel coronavirus, SARS-CoV-2, causing the disease referred to as “COVID-19”. In response to the COVID-19 pandemic, the Company closed its administrative offices and shifted to a remote working business model. The Company implemented a work-from-home policy for all of its employees. The commercial and medical organizations suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The Company has secured a new virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace its hospital-based sale force. In September 2020, the Company began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. The Company expanded this effort to 60 sales representatives in November 2020 and the Company may expand it further in 2021.

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

Based on its current operating plans, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments as of the date of this filing will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2021. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In June 2019, the Company entered into an Open Market Sale AgreementSM (the “Jefferies ATM Agreement”) with Jefferies, pursuant to which, from time to time, the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company also filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under the Company’s shelf Registration Statement on Form S-3 (File No. 333-219567), which became effective on August 10, 2017 and filed a new prospectus supplement with the Securities and Exchange Commission in connection with the

Offering under the Company’s new shelf Registration Statement on Form S-3 (File No. 333-248530), which became effective on September 11, 2020.

As of December 31, 2020, the Company has issued and sold an aggregate of 1,992,390 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $21.9 million and net proceeds of $20.4 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2021 and through the date of this filing, the Company sold and issued 3,933,350 ordinary shares pursuant to the Jefferies ATM Agreement for net proceeds of approximately $11.5 million. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $16.3 million under the Jefferies ATM Agreement.

In May 2020, the Company sold to certain institutional investors, including Fidelity Management & Research Company, LLC, in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares at a combined price of $9.1686 per security. The proceeds to the Company from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. As of December 31, 2020, there were 4,059,532 warrants outstanding, where each warrant has an exercise price of $7.92 per share and is immediately exercisable and will expire on the two-year anniversary of the issuance date.

In December 2020, the Company completed a registered public offering in which it sold 6,000,000 ordinary shares at a public offering price of $2.50. The proceeds to the Company from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and other offering expenses.

In March 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and other estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, was exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.

2.  Summary of Significant Accounting Policies

Basis of Preparation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or US GAAP, and US Securities and Exchange Commission, or SEC, regulations for annual reporting. The consolidated financial statements include the accounts of Nabriva Therapeutics plc and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

On December 2, 2020, the Company filed an Amended and Restated Memorandum and Articles of Association of the Company with the Irish Companies Registration Office and effected, a one-for-ten reverse stock split (the “Reverse Stock Split”) of the Company’s ordinary shares. As a result of the Reverse Stock Split, every ten ordinary shares in the authorized and unissued and authorized and issued share capital of the Company were consolidated into one ordinary share. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would otherwise be entitled to a fractional ordinary share were instead entitled to receive a proportional cash payment. All ordinary share, per share and related information presented in the consolidated financial statements and notes has been retroactively adjusted to reflect the Reverse Stock Split.

Functional Currency Transactions and Balances

In preparing the consolidated financial statements, transactions in currencies other than the U.S. dollar are recognized at the exchange rates prevailing at the dates of the transactions. Foreign currency exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the consolidated statements of operations.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and would record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. For the year ended December 31, 2020, the Company recorded a $0.7 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA product sales.

The components of our inventory at December 31, 2019 and 2020 are as follows:

	As of December 31,
(in thousands)	2019	2020
Raw materials	$—	$952
Work in process	498	4,608
Finished goods	184	263
Total Inventory	$682	$5,823

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

Revenue Recognition—The Company recognizes revenue from sales of its commercial products in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606.

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

The transaction price that the Company recognizes as revenue reflects the amount it expects to be entitled to in connection with the sale and transfer of control of product to its customers. At the time that the Company’s customers take control of the product, which is when the Company’s performance obligation under the sales contracts is complete, the Company records product revenues net of applicable reserves for various types of variable consideration. The types of variable consideration are as follows:

●	Fees-for-service
●	Product returns
●	Chargebacks and rebates
●	Government rebates
●	Commercial payer and other rebates
●	Group Purchasing Organizations, or GPO, administration fees
●	Voluntary patient assistance programs

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

Product returns – Generally, the Company’s customers have the right to return products during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Since the Company has a limited history of XENLETA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two to three years), the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns. The Company’s XENLETA product has a thirty-six-month shelf life.

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

The following table summarizes balances and activity of product revenue allowances and reserves:

	2019	2020
Balance at January 1	$—	$534
Provision related to current period sales	635	182
Adjustment related to prior period sales	—	194
Credit or payments made during the period	(101)	(248)
Balance at December 31	$534	$662

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of XENLETA. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of the Company’s control and therefore not considered probable. As such, the majority of the expenses incurred for initial inventories of XENLETA has been previously expensed. For the year ended December 31, 2020 the cost of product sales includes a $0.7 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA sales.

Research Premium and Grant Revenue

Grant revenue comprises (a) the research premium from the Austrian government, (b) grants received from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft, or FFG), and (c) the benefit of government loans at below-market interest rates.

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

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), or ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. On January 1, 2019, the Company adopted the new lease standard using the optional transition method under which comparative financial information has not been restated and will continue to apply the provisions of the previous lease standard in its annual disclosures for the comparative periods.  In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company did not have to reassess whether expired or existing contracts are or contain a lease; and did not have to reassess the lease classifications or reassess the initial direct costs associated with expired or existing leases.

The new lease standard also provides practical expedients for an entity's ongoing accounting. The Company elected the short-term lease recognition exemption under which the Company will not recognize right of use, or ROUassets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities on the Company’s consolidated balance sheet. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease term.  Since none of the Company’s lease agreements provide an implicit rate, the Company estimated an incremental borrowing rate over the lease term based on the information available at January 1, 2020 in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

On January 1, 2019, the Company recognized ROU assets and lease liabilities of approximately $2.0 million on its consolidated balance sheet using an estimated incremental borrowing rate of 9.8%. This ROU asset is recorded in property, plant and equipment, net and the ROU liability is recorded in other non-current liabilities. With the early termination of the King of Prussia lease agreement (see Note 17), the ROU asset and lease liabilities have decreased by $1.1 million as of December 31, 2020.

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

Adopted as of the current period:

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract”, or ASU 2018-15. Customers are required to apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The impact of the adoption of ASU 2018-15 on the Company´s consolidated financial statements for the year ended December 31, 2020 was immaterial.

3.  Short-term investments

The Company’s short-term investments were as follows:

	As of December 31, 2020
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Term deposits	$16	$—	$—	$16
Total	$16	$—	$—	$16

	As of December 31, 2019
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Term deposits	175	—	—	175
Total	$175	$—	$—	$175

As of December 31, 2020 and 2019, the Company’s short-term investments were classified as available-for-sale and comprised of certain term deposits with maturities in excess of 90 days.

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
December 31, 2020
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short term investments:
Term deposits	16	—	—	16
Total Assets	$8,066	$—	$—	$8,066

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets:
Cash equivalent:
Money market fund	$15,050	$—	$—	$15,050
Short term investments:
Term deposits	175	—	—	175
Total Assets	$15,225	$—	$—	$15,225

There were no transfers between Level 1 and 2 in the years ended December 31, 2020 and 2019. There were no changes in valuation techniques during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.  Accounts receivable, net and other receivables

Accounts receivable, net and other receivables include the following:

	As of December 31
(in thousands)	2019	2020
Receivables from collaborative arrangments	$—	$2,426
Research premium	1,530	1,308
Other receivables	1,214	175
Total accounts receivable, net and other receivables	$2,744	$3,909

6.  Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

	As of December 31
(in thousands)	2019	2020
IT equipment	$1,060	$1,077
Laboratory equipment	3,375	3,392
ROU asset	1,647	226
Other equipment	165	204
	6,247	4,899
Less: Accumulated depreciation	(3,773)	(4,131)
Property, plant and equipment, net	$2,474	$768

7.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	As of December 31,
(in thousands)	2019	2020
Research and development related costs	$1,347	$1,055
Payroll and related costs	6,327	4,049
Accounting, tax and audit services	420	470
Manufacturing and inventory	639	4,779
Accrued gross to net	534	662
Other	2,699	1,829
Total other current liabilities	$11,966	$12,844

8.  Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc., or Hercules, pursuant to which a term loan of up to an aggregate principal amount of $75.0 million was available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $5.0 million became available upon the approval by the FDA of the NDA for XENLETA, which was drawn down. The other tranches are no longer available as their contingencies were not achieved. The Company may request a term loan advance of $5.0 million prior to December 31, 2021 subject to Hercules’s sole discretion.

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

On March 11, 2020, the Company entered into an amendment (the “Amendment”), to its Loan Agreement with Hercules. Pursuant to the Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement (the “Prepayment”). The Company determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million (the “Liquidity Requirement”). Under the Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement. The Company was in compliance with all of its Loan Agreement covenants at December 31, 2020.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Amendment, the Company recognized a non-cash $2.7 million loss on the extinguishment of debt during 2019 which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at December 31, 2020 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2019 and 2020 consisted of the following:

	As of December 31,
(in thousands)	2019	2020
Term loan payable	$35,000	$5,000
End of term fee	443	2,048
Unamortized debt issuance costs	(1,742)	(206)
Carrying value of term loan	33,701	6,842
Other long-term debt	801	885
Less: Amounts due within one year	—	(2,041)
Total long-term debt	$34,502	$5,686

As of December 31, 2020, the maturities of our long-term debt were as follows:

(in thousands)
2021	$2,041
2022	2,493
2023	4,084

9.  Stockholders’ Equity

In December 2020, the Company completed a registered public offering in which it sold 6,000,000 ordinary shares at a public offering price of $2.50. The proceeds to the Company from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and other offering expenses.

In May 2020, the Company sold to certain institutional investors, including Fidelity Management & Research Company, LLC, in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares at a combined price of $9.1686 per security. The proceeds to the

Company from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. As of December 31, 2020, there were 4,059,532 warrants outstanding, where each warrant has an exercise price of $7.92 per share and is immediately exercisable and will expire on the two-year anniversary of the issuance date.

In December 2019, the Company sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to the Company from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of December 31, 2020, there were 1,379,310 warrants outstanding, where each warrant has an exercise price of $19.00 per share and is initially exercisable six months following the date of issuance, or the Initial Exercise Date, and will expire on the three-year anniversary of the Initial Exercise Date.

In June 2019, the Company entered into an Open Market Sale AgreementSM (the “Jefferies ATM Agreement”) with Jefferies, pursuant to which, from time to time, the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of December 31, 2020, the Company has issued and sold an aggregate of 1,992,390 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $21.9 million and net proceeds of $20.4 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2021 and through the date of this filing, the Company sold and issued 3,933,350 ordinary shares pursuant to the Jefferies ATM Agreement for net proceeds of approximately $11.5 million. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $16.3 million.

In July 2018, the Company completed an underwritten public offering and issued 1,818,181 ordinary shares at a public offering price of $27.50 per share, resulting in gross proceeds of $50.0 million and net proceeds to the Company of $46.3 million, after deducting underwriting discounts and commissions and offering expenses.

In March 2018, the Company entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co., or Cantor, pursuant to which, from time to time, the Company was able to offer and sell its ordinary shares having aggregate gross proceeds of up to $50.0 million through Cantor. The Company terminated the Cantor ATM Agreement effective as of June 24, 2019. The Company did not incur any penalties as a result of the termination of the Cantor ATM Agreement. As of the effective date of the termination of the Cantor ATM Agreement, the Company had issued and sold an aggregate of 1,031,619 of our ordinary shares pursuant to the Cantor ATM Agreement for aggregate gross proceeds of $37.8 million and net proceeds of $36.3 million, after deducting commissions and offering expenses. The $12.2 million of ordinary shares that had been available for sale pursuant to the Cantor ATM Agreement remained unsold at the time of its termination.

10.  Revenue

	Year ended December 31,
(in thousands)	2018	2019	2020
Product revenue, net	$—	$1,538	$108
Collaboration revenues	6,500	6,210	2,756
Research premium	2,594	1,311	1,227
Government grants	562	422	936
Total	$9,656	$9,481	$5,027

Collaboration revenues for the year ended December 31, 2019 includes a $1.0 million upfront payment under the Sunovion License Agreement received in April 2019, and a $5.0 million milestone payment under the Sinovant License Agreement (see Note 16). Collaboration revenues for the year ended December 31, 2020 includes a $0.5 million regulatory milestone payment from Sunovion, $1.8 million for the Company´s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc., as well as collaboration revenues associated with the restructuring of the Company´s license agreement with Sinovant. The Company will recognize the $1.0 million payment received as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant.

The Company sells its products to pharmaceutical wholesalers/distributors (i.e. the Company´s customers). The Company´s wholesalers/distributors in turn sell the Company´s products directly to clinics, hospitals, and private practices. Revenue from the Company´s product sales is recognized as physical delivery of product occurs (when the Company´s customer obtains control of the product), in return for agreed-upon consideration.

For the year ended December 31, 2020 product revenues, gross were $0.5 million, respectively. The Company´s product revenues, gross (i.e., delivered units multiplied by the contractual price per unit) are reduced by the corresponding gross-to-net, or GTN, estimates, resulting in the Company´s reported “product revenues, net” in the accompanying consolidated statements of operations. These GTN estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to our reported product revenues, net.

The following tables summarizes GTN adjustments for the periods presented:

	Year Ended December 31,
(in thousands)	2019	2020
Product revenue, gross	$2,173	$484
GTN accruals
Chargebacks and cash discounts	48	16
Medicaid and Medicare rebates	223	52
Other returns, rebates, discounts and adjustments	364	115
Total GTN accruals	(635)	(183)
Product revenue	1,538	301
Adjustments to prior period accruals
Returns reserve (1)	—	(421)
GTN accrual adjustments	—	228
Product revenue, net	$1,538	$108

(1) As of December 31, 2020, the Company recorded a returns reserve adjustment for slow-moving inventory, representing 50% of XENLETA IV inventory held at its Specialty Distributors, as well as an adjustment for returns from a single mail order specialty pharmacy.

11.  Share-Based Payments

Stock Option Plan 2015

On April 2, 2015, the Company’s shareholders, management board and supervisory board adopted the Stock Option Plan 2015, or the SOP 2015, as amended. With the approval of the 2017 Share Incentive Plan, there were no further options are available for grant under the SOP 2015. However, all outstanding awards under SOP 2015 will remain in effect and continue to be governed by the terms of the SOP 2015.

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

The following table summarizes information regarding the Company´s stock option awards under the SOP 2015:

	2018		2019		2020
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise	Aggregate
		price in		price in		price in	intrinsic
Stock Option Plan 2015	Options	$ per share	Options	$ per share	Options	$ per share	value
Outstanding as of January 1,	304,489	83.54	284,291	83.41	229,060	83.27
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(20,198)	84.07	(55,231)	84.01	(26,686)	87.46
Outstanding as of December 31,	284,291	83.41	229,060	83.27	202,374	82.71	$—
Vested and exercisable as of December 31,	184,459	80.97	198,491	81.98	198,574	82.51	$—

The Company has 202,374 option grants outstanding at December 31, 2020 with exercise prices ranging from $40.60 per share to $110.00 per share and a weighted average remaining contractual life of 5.4 years. Stock-based compensation expense under the SOP 2015 was $3.2 million, $4.0 million and $1.1 million for the years ended December 31, 2018, 2019 and 2020, respectively.

As of December 31, 2020, there was $0.2 million of unrecognized compensation expense, related to unvested options granted under the SOP 2015 Plan, which will be recognized over the weighted average remaining vesting period of 0.2 years.

2017 Share Incentive Plan

On July 26, 2017, the Company’s board of directors adopted the 2017 Share Incentive Plan, or the 2017 Plan, and the shareholders approved the 2017 Plan at the Company’s Extraordinary General Meeting of Shareholders on September 15, 2017. Following shareholder approval of the 2017 Plan, the Company ceased making awards under the SOP 2015. The 2017 Plan permited the award of share options (both incentive and nonstatutory options), share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, and other share-based awards to the Company’s employees, officers, directors, consultants and advisers. The 2017 Plan is administered by the Company’s board of directors. With the approval of the 2020 Share Incentive Plan, there were no further options are available for grant under the 2017 Plan.

The following table summarizes information regarding our stock option awards under the 2017 Plan at December 31, 2020:

	2018		2019		2020
		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise	Aggregate
		price in $		price in $		price in $	intrinsic
2017 Plan	Options	per share	Options	per share	Options	per share	value
Outstanding as of January 1,	29,410	69.17	239,842	54.14	442,266	35.48
Granted	219,922	52.71	246,330	19.51	129,050	13.50
Exercised	—	—	—	—	—	—
Forfeited	(9,490)	67.52	(43,906)	47.87	(128,472)	29.39
Outstanding as of December 31,	239,842	54.14	442,266	35.48	442,844	30.89	$—
Vested and exercisable as of December 31,	11,928	68.77	112,028	55.33	228,731	39.02	$—

The Company has 442,844 option grants outstanding at December 31, 2020 with exercise prices ranging from $13.50 per share to $81.90 per share and a weighted average remaining contractual life of 8.2 years.

Stock-based compensation expense for stock options granted under the 2017 Plan was $1.8 million, $2.6 million and $2.0 million for the years ended December 31, 2018, 2019 and 2020, respectively. The weighted average fair value of the options granted during years ended December 31, 2018, 2019 and 2020 was $30.64, $11.38 and $7.97 per share, respectively, based on a Black Scholes option pricing model using the following assumptions:

Input parameters	2018	2019	2020
Range of expected volatility	59.8% - 61.4%	61.4% - 63.1%	63.8% - 64.0%
Expected term of options (in years)	6.1	6.0	6.1
Range of risk-free interest rate	2.6% - 3.0%	1.9% - 2.6%	0.8% - 1.5%
Dividend yield	—	–	—

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

As of December 31, 2020, there was $2.6 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 0.9 years.

Restricted Stock Units, or RSUs

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

During 2018, the Company granted RSUs to certain employees where vesting of the RSUs was subject to FDA approval of an NDA for XENLETA. Fifty percent (50%) of each RSU award vested upon FDA approval, and the remaining fifty percent (50%) will vest on the one- year anniversary of such approval. In connection with the FDA approval that was received in August 2019, the Company started recognizing compensation expense, as there was no compensation expense recognized on these awards prior to the FDA approval as it was determined that approval was not probable since it was outside of the Company’s control. Also during 2018, the Company granted RSUs to certain employees that have vested in three six-month increments beginning in May 2019 and ending in May 2020. Lastly, the Company granted RSUs in 2018 to certain employees where vesting of the RSUs is subject to FDA approval of an NDA for CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval.

The following table summarizes information regarding our restricted stock unit awards under the 2017 Plan at December 31, 2020:

	2019		2020
		Weighted		Weighted
		average fair		average fair
2017 Plan	RSUs	value in $ per share	RSUs	value in $ per share
Outstanding as of January 1,	122,210	33.10	90,169	27.37
Granted	47,900	19.00	155,730	13.50
Vested and issued	(65,758)	31.80	(51,671)	30.95
Forfeited	(14,183)	27.87	(42,959)	17.23
Outstanding as of December 31,	90,169	27.37	151,269	14.56

Stock-based compensation expense for RSUs granted under the 2017 Plan was $0.2 million, $2.7 million and $1.4 million for the years ended December 31, 2018, 2019 and 2020, respectively.

As of December 31, 2020, there was unrecognized compensation costs of $1.3 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.1 years. The fair value of RSU’s that vested during the years ended December 31, 2019 and 2020 was $2.1 million and $1.7 million, respectively.

2019 Inducement Share Incentive Plan

On March 12, 2019, the Company’s board of directors adopted the 2019 Inducement Share Incentive Plan, or the 2019 Inducement Plan and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 200,000 ordinary shares for issuance pursuant to equity awards granted under the 2019 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2019 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company.

On April 28, 2020, the board of directors resolved not to make any further awards under the 2019 Inducement Plan.

The following table summarizes information regarding the Company’s stock option awards under the 2019 Inducement Plan for the years ended December 31, 2019 and 2020:

	2019		2020
		Weighted		Weighted
		average		average
		exercise		exercise	Aggregate
		price in $		price in $	intrinsic
2019 Inducement Plan	Options	per share	Options	per share	value
Outstanding as of January 1	—	—	60,565	21.45
Granted	70,315	22.20	18,200	13.50
Exercised	—	—	—	—
Forfeited	(9,750)	26.92	(52,950)	19.59
Outstanding as of December 31	60,565	21.45	25,815	19.04	—
Vested and exercisable as of December 31	—	—	4,396	26.96	—

Stock-based compensation expense under the 2019 Inducement Plan was $77,000 and $38,000 for the years ended December 31, 2019 and 2020, respectively. The weighted average fair value of the options granted during the years ended December 31, 2019 and 2020 was $13.04 and $7.93 per share, respectively. The options granted during the year ended December 31, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters	2019	2020
Range of expected volatility	59.8% - 61.4%	63.7% - 64.0%
Expected term of options (in years)	6.1	6.1
Range of risk-free interest rate	2.55% - 3.03%	0.96% - 1.37%
Dividend yield	–	–

The Company has 25,815 option grants outstanding at December 31, 2020 with exercise prices ranging from $13.50 per share to $29.90 per share and a weighted average remaining contractual life of 8.7 years.

As of December 31, 2020, there was $0.2 million of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 1.2 years.

Inducement Awards Outside of the 2019 Inducement Plan

In July 2018, the Company granted a non-statutory option to purchase 85,000 of its ordinary shares and 15,000 performance-based RSUs to the Company’s newly appointed Chief Executive Officer, or the CEO. These equity awards were granted outside of the 2017 Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $35.30 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based RSUs are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the CEO is performing services to the Company on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the performance-based RSUs will terminate in full. Since CONTEPO was not approved by this date the award was forfeited. The Company also issues non-statutory options to new employees upon the commencement of their employment.

Stock-based compensation expense was $0.4 million and $0.4 million for the year ended December 31, 2019 and December 31, 2020. The performance-based RSUs granted to our CEO, had a grant date fair value of $35.30 per share (although no expense was recognized as FDA approval was not considered probable) and the options granted to our CEO had a grant date fair value of $20.50 per share based on a Black Scholes option pricing model using the following assumptions.

Input parameters
Expected volatility	59.8%
Expected term of options (in years)	6.1
Range of risk-free interest rate	2.9%
Dividend yield	—

The weighted average remaining contractual life of the options as of December 31, 2020 is 7.6 years.

As of December 31, 2020, there was $0.7 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 0.8 years.

2020 Share Incentive Plan

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or 2020 AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 930,000 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the Company´s Amended and Restated Stock Option Plan 2015, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. Following shareholder approval of the 2020 Plan, no further awards will be made under the 2017 Plan.

The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards.

At December 31, 2020, 820,022 ordinary shares were available for future issuance under the 2020 Plan.

The following table summarizes information regarding the Company’s stock option awards under the 2020 Plan for the year ended December 31, 2020:

	2020
		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2020 Plan	Options	per share	value
Outstanding as of January 1,	—	—
Granted	317,805	10.24
Exercised	—	—
Forfeited	(21,000)	7.88
Outstanding as of December 31,	296,805	10.18	—
Vested and exercisable as of December 31,	—	—	—

Stock-based compensation expense under the 2020 Plan was $144,000 for the year ended December 31, 2020. The weighted average fair value of the options granted during the year ended December 31, 2020 was $4.40 per share. The options granted in the year ended December 31, 2020 were valued based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters	2020
Expected volatility	73.0% - 74.4%
Expected term of options (in years)	5.5 - 6.1
Risk-free interest rate	0.34% - 0.51%
Dividend yield	—

The Company has 296,805 option grants outstanding at December 31, 2020 with exercise prices ranging from $2.42 per share to $13.50 per share and a weighted average remaining contractual life of 9.6 years.

As of December 31, 2020, there was $1.3 million of total unrecognized compensation expense related to unvested options granted under the 2020 Plan, which will be recognized over the weighted-average remaining vesting period of 1.6 years.

Restricted Stock Units, or RSUs

During 2020, the Company granted 45,977 RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022, with a grant date fair value of $7.88 per share. Also during 2020, the Company granted 43,125 RSUs to certain employees with a grant date fair value of $5.30 per share, where vesting of the RSUs was subject to individual performance goals. For the year ended December 31, 2020, stock-based compensation expense of $111,000 was recognized for these RSUs. As of December 31, 2020, there was $0.5 million of unrecognized compensation expense related to unvested RSUs, which will be recognized over the weighted-average remaining vesting period of 1.0 years.

Our share-based compensation expense has been allocated to research and development and selling, general and administrative expenses in the consolidated statement of operations as follows:

	Year ended December 31,
(in thousands)	2018	2019	2020
Research and development	$1,406	$2,138	$1,280
Selling, general and administrative	3,748	7,610	3,939
Total	$5,154	$9,748	$5,219

The Company recognizes the impact of forfeitures as they occur and issues new shares to satisfy share based compensation arrangements upon the exercise of stock options or vesting of restricted shares.

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan, or the 2018 ESPP. The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 50,000 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool available as of December 31, 2020, represented less than 0.1% of the total number of shares of ordinary shares outstanding as of December 31, 2020. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the lower of the closing share price at the beginning and end of the six-month offering periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year. As of the date of this filing, the Company has suspended the 2018 ESPP until further notice.

12.  Post-employment benefit obligations

As required under Austrian labor law, the Company makes contributions to a state plan classified as defined contribution plan (Mitarbeitervorsorgekasse) for its employees in Austria. Monthly contributions to the plan are 1.53% of salary with respect to each employee and are recognized as expense in the period incurred. For the years ended December 31, 2018, 2019 and 2020, contributions costs were $68,000, $68,000 and $57,000, respectively.

For employees of Nabriva Therapeutics US, Inc., the Company makes contributions to a defined contribution plan as defined in subsection 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee’s voluntary contribution to the plan and 50% of the next 2% contributed by the employee. Contributions are recognized as expense in the period incurred. In the years ended December 31, 2018, 2019 and 2020, contributions were $448,000, $710,000 and $396,000, respectively.

13.  Income tax expense

Income (loss) before income taxes attributable to domestic and international operations, consists of the following:

	Year ended December 31
(in thousands)	2018	2019	2020
Domestic	$(113,699)	$(78,761)	$(71,344)
Foreign	(1,032)	(3,902)	1,999
Loss before income taxes	$(114,731)	$(82,663)	$(69,345)

Income tax expense consists of the following:

	Year ended December 31
(in thousands)	2018	2019	2020
Current tax
Domestic	$—	$—	$—
Foreign	(49)	(101)	(139)
Deferred tax
Domestic	—	—	—
Foreign	—	—	—
Total income tax expense	$(49)	$(101)	$(139)

The reconciliation to our effective tax rate from the Irish statutory income tax rate of 12.5% for the years ended December 31, 2018, 2019 and 2020 is as follows:

	Year ended December 31
(% of pre-tax income)	2018	2019	2020
Statutory income tax rate	12.5%	12.5%	12.5%
Non-deductible expenses	(0.1)	(0.1)	—
Income not subject to tax	0.3	0.3	0.2
Tax credits	0.1	0.4	0.6
Foreign rate differential	(3.1)	0.6	3.0
In-process research and development	(3.5)	—	—
Tax audit assessments	—	(11.8)	—
Other	0.2	0.8	2.3
Valuation allowance	(6.5)	(2.8)	(18.8)
Effective income tax rate	(0.1)%	(0.1)%	(0.2)%

The following table summarizes the components of deferred income tax balances:

	As of December 31,
(in thousands)	2019	2020
Deferred tax assets:
Net operating loss carryforwards	$94,014	$108,095
Tax loss on liquidation of subsidiary	5,024	4,029
Equity compensation	4,182	4,449
Non-deductible reserves	395	447
Total deferred tax assets	103,615	117,020
Valuation allowance	(103,185)	(116,200)
Net deferred tax assets	430	820
Deferred tax liabilities:
Financial liabilities	48	757
Property, plant and equipment	382	63
Total deferred tax liability	430	820
Deferred tax, net	$—	$—

The table below summarizes changes in the deferred tax valuation allowance:

	Year ended December 31,
(in thousands)	2018	2019	2020
Balance at beginning of year	$(80,087)	$(100,832)	$(103,185)
Tax benefit	(7,301)	(2,353)	(13,015)
Acquired tax attributes	(13,444)	—	—
Balance at end of year	$(100,832)	$(103,185)	$(116,200)

The following table summarizes carryforwards of net operating losses as of December 31, 2020.

(in thousands)	Amount	Expiration
Ireland	$251,775	Indefinite
Austria	$248,563	Indefinite
United States	$10,401	Indefinite
United States	$35,516	2033

Due to uncertainty regarding the ability to realize the benefit of deferred tax assets primarily relating to net operating loss carryforwards and the fact that the Company is in a three year pretax cumulative loss position, a full valuation allowance has been established.

On the basis of this evaluation, as of December 31, 2018, 2019 and 2020, the Company has recorded a valuation allowance of $100.8 million, $103.2 million and $116.2 million, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

At December 31, 2020, the Company had no uncertain tax positions and did not expect any material increase or decrease in income tax expense related to examinations or changes in uncertain tax positions. At December 31, 2019, the Company received a tax assessment from the government in Austria resulting in a change of deferred tax assets. The assessment does not result in a cash settlement. The Company’s U.S. subsidiary, Nabriva Therapeutics US, Inc., is currently under examination for tax year 2018 with the Internal Revenue Service.

The Company files income tax returns in Ireland. In addition, the Company’s foreign subsidiaries file separate income tax returns in Austria and the United States and state jurisdictions in which they are located. Tax years 2017 and forward remain open for examination for Ireland tax purposes and 2016 and forward remain open for examination for Austrian tax purposes and years 2016 and forward remain open for examination for United States tax purposes.

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

	Year ended December 31,
(in thousands, except per share data)	2018	2019	2020
Net loss for the period	$(114,780)	$(82,764)	$(69,484)
Weighted average number of shares outstanding	5,079,576	7,419,948	12,845,089
Basic and diluted loss per share	$(22.60)	$(11.15)	$(5.41)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive:

	Year ended December 31
	2018	2019	2020
Stock option awards	609,134	816,891	1,052,838
Restricted stock units	137,210	105,169	239,384
Warrants	—	1,379,310	5,438,842

15.  Acquisition of Zavante

On July 24, 2018, the Company acquired Zavante. The acquisition was completed on July 24, 2018, or the Closing. In connection with the Closing, the Company issued 733,690 Company ordinary shares to former Zavante stockholders, which together with the 81,518 ordinary shares that were issued in July 2019 upon release of the Holdback Shares (as defined below) constitute approximately 19.9% of the Company ordinary shares outstanding as of immediately prior to the Closing, or the Upfront Shares.

Pursuant to the Merger Agreement, former Zavante stockholders and other equity holders, in the aggregate and subject to the terms and conditions of the Merger Agreement, will also be entitled to receive from the Company up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a NDA from the FDA for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones, or theNet Sales Milestone Payments.

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

In addition, upon the Closing, the Company assumed certain liabilities and obligations, including contractual liabilities and obligations. Prior to the Acquisition, Zavante was obligated to make milestone payments to the former stockholders of $3.0 million payable in cash upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments of up to $26.0 million that may be settled in ordinary shares in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. Zavante will also pay a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the 21st Century Cures Act, or the Cures Act) related to a Zavante Product.

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

16.  Significant Arrangements and License Agreements

Sinovant License Agreement

In March 2018, the Company entered into the Sinovant License Agreement, with Sinovant Sciences, Ltd., or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the Sinovant License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, the Company’s wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the Sinovant Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, together the Territory.

Under the Sinovant License Agreement, Sinovant and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019. Additionally, in connection with the FDA approval for lefamulin the Company received a $5.0 million milestone payment in the third quarter of 2019. The remaining milestone payments of $86.5 million are tied to additional regulatory approvals and annual sales targets. The Company will also be eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Territory. In December 2020, the Company announced the restructuring of its license agreement with Sinovant Sciences for XENLETA in the greater China region. The restructured agreement provides for additional manufacturing collaboration and regulatory support to be provided to Sinovant by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerates a portion of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020. The Company will recognize the $1.0 million payment received as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant. The future regulatory and commercial milestone payments will be recorded during the period the milestones become probable of achievement.

Except for the manufacturing collaboration and regulatory support discussed above, Sinovant will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing Sinovant Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sinovant Licensed Products in the Territory. The Company is obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sinovant a sufficient supply of lefamulin for Sinovant to manufacture finished drug products for development and commercialization of the Sinovant Licensed Products in the Territory.

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

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, the Company entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA. Under the Distribution Agreement, upon satisfaction of certain specified conditions, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient (marketed and sold by Supplier and MSD prior to the effective date of the Distribution Agreement under the trademark SIVEXTRO®) for injection, intravenous use and oral use, or the Products, in final packaged form labeled with the Company’s National Drug Code numbers in the United States and its territories, or the Territory. The Company expects to begin selling and reporting product revenue of its own brand of SIVEXTRO early in the second quarter of 2021. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. Under the Distribution Agreement and subject to the fulfillment of certain conditions, including the Company having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, the Company is granted the right by MSD initially to promote the Products in the Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the Territory, including the sole right and responsibility to fill orders with respect to the Products in the Territory. Subject to applicable law, the Company is entitled to determine the final selling prices of the Products charged by the Company to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. The Company is responsible for all costs related to the promotion, sale and distribution of the Products by the Company, as well as all costs required to meet the Company’s staffing obligations under the Distribution Agreement. The Company is obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the Territory. The Company has agreed to employ a sales force or retain the services of a contract sales organization to fulfill its obligations under the Distribution Agreement. In September 2020, the Company began a small and focused sales effort, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. The Company expanded this effort to 60 sales representatives in November 2020 and the Company may expand it further in 2021.

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020 the Company announced that WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with the Company to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program, or NPP, is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

17.  Commitments and Contingencies

Leases

The Company leases office spaces in King of Prussia, Pennsylvania, San Diego, California, Dublin, Ireland and laboratory and office space in Vienna, Austria under agreements previously classified as operating leases.

In October 2020, the Company provided a notice of termination of our lease of approximately 15,000 square feet of office space in King of Prussia, Pennsylvania. The Company is obligated to pay the rent in King of Prussia through April 2021. In February 2021, the Company signed a sublease for approximately 8,000 square feet of office space in Fort Washington, Pennsylvania which became effective on March 1, 2021 and continues through July 2023, subject to certain early termination terms.

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

In March 2019, the Company entered into a lease agreement for office space in Dublin, Ireland which has been extended in January 2021 and expires on September 30, 2022. The agreement can be automatically renewed by both parties equal to the current lease term but for no less than three months. The agreement provides for a monthly based fixed amount of 7,000 euros beginning on the commencement date which was in May 2019.

In addition to the monthly base amounts under the lease agreements, the Company is required to pay its proportionate share of real estate taxes and operating expenses during the lease term for the King of Prussia lease.

Lease expense was $1.4 million, $1.5 million and $1.4 million for the years ended December 31, 2018, 2019 and 2020, respectively.

As of December 31, 2020, the lease term of the King of Prussia operating leases was 0.3 years and the discount rate was 9.8%.

As of December 31, 2020, other information related to the operating leases were as follows:

Operating Cash Flow Supplemental Information:

	Years ended December 31,
(in thousands)	2019	2020
Cash paid for amounts included in the measurement of the operating lease liabilities	$515	$507
Right-of-use assets obtained in exchange for operating lease obligations	$1,647	$226

The following table sets forth by year the required future payments of operating lease liabilities:

(in thousands)	December 31, 2020
2021	$171
2022	—
2023	—
Total lease payments	171
Less imputed interest and amortization differences	(3)
Present value of operating lease liabilities	168

Future minimum contractual obligations and commitments at December 31, 2020 are as follows:

	Year ending December 31,
(in thousands)	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease obligations	$743	$743	$—	$—	$—	$—	$—
Other contractual commitments	58,166	14,059	12,569	12,838	9,350	9,350	—
Total	$58,909	$14,802	$12,569	$12,838	$9,350	$9,350	$—

In addition to the agreements described above, the Company has other contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of XENLETA and other research and development activities. The estimated payments to the service providers included in the table above are based on the achievement of milestones included within the agreements. Also, some of these contracts are subject to early termination clauses exercisable at the discretion of the Company.

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

On October 21, 2020, the parties mediated this case and reached a settlement. On January 28, 2021, the court preliminarily approved the settlement, subject to further consideration at the final approval hearing, which is scheduled to be held on May 14, 2021. The settlement will be covered in full by our directors’ and officers’ insurance.

The Company has no other contingent liabilities in respect of legal claims arising in the ordinary course of business.

18.  Subsequent Events

On March 1, 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company agreed to issue and sell in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to the Company from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and other estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, was exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.