Form 10-Q
period 2021-03-31
Nabriva Therapeutics plc
filed 2021-05-06
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes  ☐  No  ⌧

As of April 30, 2021, the registrant had 35,419,632 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to build, manage and maintain a sales force for the commercialization of XENLETA, SIVEXTRO and CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA and any other product candidates we may obtain;
●	our plans to pursue development of other product candidates including XENLETA for the treatment of infections in patients with cystic fibrosis;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;
●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of XENLETA, SIVEXTRO and/or CONTEPO, if approved;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;

●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or studies in different disease indications will be indicative of the results of ongoing or future trials;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	the availability of lefamulin in China and Canada;
●	our expectations regarding the ability of our customers to satisfy the demand for XENLETA with their existing inventory;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Zavante Therapeutics, Inc., or Zavante, which was completed on July 24, 2018, or the Acquisition, pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement, by and among Nabriva, Zuperbug Merger Sub I, Inc., or Merger Sub I, Zuperbug Merger Sub II, Inc., or Merger Sub II, Zavante and the Zavante stockholder representative, including the potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to milestone payments pursuant to the Merger Agreement and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of XENLETA for CABP, SIVEXTRO for acute bacterial skin and skin structure infections, CONTEPO for cUTI and our other product candidates;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada and the greater China region;
●	the future development or commercialization of XENLETA in the greater China region and Canada;
●	the potential benefits under our license agreements with Sinovant Sciences, Ltd., or the Sinovant License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
●	our future intellectual property position;
●	our ability to effectively manage our anticipated growth;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;

●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers, following the Acquisition;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between Zavante and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10-Q.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	December 31, 2020	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$41,359	$54,788
Restricted cash	231	230
Short-term investments	16	16
Accounts receivable, net and other receivables	3,909	4,206
Inventory	5,823	8,974
Prepaid expenses	5,880	10,225
Total current assets	57,218	78,439
Property, plant and equipment, net	768	521
Intangible assets, net	80	65
Other non-current assets	370	383
Total assets	$58,436	$79,408
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$2,041	$2,621
Accounts payable	2,889	3,636
Accrued expense and other current liabilities	12,844	11,292
Deferred revenue	750	750
Total current liabilities	18,524	18,299
Non-current liabilities
Long-term debt	5,686	5,177
Other non-current liabilities	1,091	941
Total non-current liabilities	6,777	6,118
Total liabilities	25,301	24,417
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 100,000,000 ordinary shares authorized at March 31, 2021; 21,078,781 and 35,412,821 issued and outstanding at December 31, 2020 and March 31, 2021, respectively	211	354
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at March 31, 2021; None issued and outstanding	—	—
Additional paid in capital	579,123	614,817
Accumulated other comprehensive income	27	27
Accumulated deficit	(546,226)	(560,207)
Total stockholders’ equity	33,135	54,991
Total liabilities and stockholders’ equity	$58,436	$79,408

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2020	2021
Revenues:
Product revenue, net	$156	$130
Collaboration revenue	145	2,002
Research premium and grant revenue	488	397
Total revenue	789	2,529
Operating expenses:
Cost of product sales	(8)	(62)
Research and development expenses	(4,944)	(3,868)
Selling, general and administrative expenses	(16,025)	(12,047)
Total operating expenses	(20,977)	(15,977)
Loss from operations	(20,188)	(13,448)
Other income (expense):
Other income (expense), net	798	(122)
Interest income	64	1
Interest expense	(1,024)	(222)
Loss on extinguishment of debt	(2,757)	—
Loss before income taxes	(23,107)	(13,791)
Income tax expense	(152)	(190)
Net loss	$(23,259)	$(13,981)

Loss per share
Basic and Diluted ($ per share)	$(2.46)	$(0.53)
Weighted average number of shares:
Basic and Diluted	9,459,515	26,413,590

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2020	9,455	$95	$517,894	$27	$(476,742)	$41,274
Issuance of ordinary shares	48	—	186	—	—	186
Shares issued in connection with the vesting of restricted share units	8	—	—		—	—
Equity transaction costs	—	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,752	—	—	1,752
Net loss	—	—	—	—	(23,259)	(23,259)
March 31, 2020	9,511	$95	$519,793	$27	$(500,001)	$19,914

				Accumulated

			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2021	21,079	$211	$579,123	$27	$(546,226)	$33,135
Issuance of common stock	14,294	143	37,097	—	—	37,240
Shares issued in connection with the vesting of restricted share units	40	—	1	—	—	1
Equity transaction costs	—	—	(2,325)	—	—	(2,325)
Stock-based compensation expense	—	—	921	—	—	921
Net loss	—	—	—	—	(13,981)	(13,981)
March 31, 2021	35,413	$354	$614,817	$27	$(560,207)	$54,991

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2021
Cash flows from operating activities
Net loss	$(23,259)	$(13,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	673	(2)
Non-cash interest income	15	—
Non-cash interest expense	1	(76)
Loss on extinguishment of debt	2,757	—
Depreciation and amortization expense	103	99
Amortization of right-of-use assets	15	169
Stock-based compensation	1,765	921
Other, net	(22)	20
Changes in operating assets and liabilities:
Increase/(decrease) in other non-current assets	—	(13)
Increase/(decrease) in accounts receivable, net and other receivables and prepaid expenses	(2,326)	(4,642)
Increase in inventory	(3,542)	(3,151)
Increase/(decrease) in accounts payable	(2,537)	734
Increase/(decrease) in accrued expenses and other liabilities	(1,784)	(1,482)
Increase/(decrease) in other non-current liabilities	54	(202)
Increase/(decrease) in income tax liabilities	(21)	(20)
Net cash used in operating activities	(28,108)	(21,626)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(72)	(119)
Changes in restricted cash	52	(1)
Net cash used in investing activities	(20)	(120)
Cash flows from financing activities
Proceeds from issuance of ordinary shares and warrants	—	25,462
Proceeds from at-the-market facility	154	11,830
Repayments of long-term borrowings	(30,000)	—
Equity transaction costs	(373)	(2,362)
Net cash provided by financing activities	(30,219)	34,930

Effects of exchange rate changes on the balance of cash held in foreign currencies	(682)	244
Net increase/(decrease) in cash, cash equivalents and restricted cash	(59,029)	13,428
Cash, cash equivalents, and restricted cash at beginning of period	86,411	41,590
Cash, cash equivalents and restricted cash at end of period	$27,382	$55,018
Supplemental disclosure of cash flow information:
Interest paid	$1,022	$122
Equity transaction costs included in accounts payable and accrued expenses	$217	$728
Proceeds from at-the-market facility in accounts receivable, net and other receivables	$164	$—

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

1.           Organization and Business Activities

Nabriva Therapeutics plc, or Nabriva Ireland, together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH, or Nabriva Austria, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Nabriva Therapeutics Ireland DAC, collectively, Nabriva, or the Company, is a biopharmaceutical company engaged in the commercialization and development of novel anti-infective agents to treat serious infections. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland. Throughout these notes to the consolidated financial statements, unless the context requires otherwise, all references to “Nabriva,” “the Company” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

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

In July 2018, the Company acquired Zavante Therapeutics Inc., or Zavante, a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection), and entered into an Agreement and Plan of Merger, or the Merger Agreement. CONTEPO is potentially a first-in-class epoxide antibiotic for IV administration in the United States. The Company is developing CONTEPO IV for cUTI and may potentially develop XENLETA and CONTEPO for additional indications. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with the Company’s NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. The Company resubmitted its NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. In June 2020, the FDA issued a second CRL on the NDA for CONTEPO. Although the Company’s European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at the Company’s manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions caused by the COVID-19 pandemic. In general, previously identified product quality and facility inspection related observations at the Company’s contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. The Company’s contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, the Company participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. On April 5, 2021, the FDA granted the Company’s request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, the Company is currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. CONTEPO has been granted Qualified Infectious Disease Product, or QIDP, and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, the Company cannot predict when the CONTEPO NDA will be resubmitted or when CONTEPO would receive marketing approval, if at all.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of March 31, 2021, the Company had cash and cash equivalents, restricted cash and short-term investments of $55.0 million.

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

Based on its current operating plans, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2021. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In June 2019, the Company entered into an Open Market Sale AgreementSM (the “Jefferies ATM Agreement”) with Jefferies, pursuant to which, from time to time, the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company also filed a prospectus supplement with the Securities and Exchange Commission in connection with the Offering under the

Company’s shelf Registration Statement on Form S-3 (File No. 333-219567), which became effective on August 10, 2017 and filed a new prospectus supplement with the Securities and Exchange Commission in connection with the Offering under the Company’s shelf Registration Statement on Form S-3 (File No. 333-223739), which became effective on April 27, 2018.

As of March 31, 2021, the Company has issued and sold an aggregate of 5,925,699 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $33.7 million and net proceeds of $31.9 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2021 and through the date of this filing, the Company has not sold any shares under the Jefferies ATM Agreement. On May 6, 2021, the Company entered into an Open Market Sale AgreementSM, or the “New Sale Agreement," with Jefferies, as agent, pursuant to which the Company may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies (see Note 13).

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

2.            Summary of Significant Accounting Policies

Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or US GAAP for interim financial information, and US Securities and Exchange Commission, or SEC, regulations for quarterly reporting. The unaudited consolidated financial statements include the accounts of Nabriva Therapeutics plc and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial information as of March 31, 2021 and for the three months ended March 31, 2020 and 2021 are unaudited. The December 31, 2020 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021 and results of operations for the three months ended March 31, 2020 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2020 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2021.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the three months ended March 31, 2021.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and would record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. As of March 31, 2021, the Company has a $0.7 million non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA product sales. Inventory reported at December 31, 2020 and March 31, 2021 consisted of the following:

	As of	As of
	December 31,	March 31,
(in thousands)	2020	2021
Raw materials	$952	$1,362
Work in process	4,608	7,358
Finished goods	263	254
Total Inventory	$5,823	$8,974

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
March 31, 2021
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short term investments:
Term deposits	16	—	—	16
Total Assets	$8,066	$—	$—	$8,066

There were no transfers between Level 1 and 2 in the three months ended March 31, 2021 or the year ended December 31, 2020. There were no changes in valuation techniques during the three months ended March 31, 2021.

As of March 31, 2021, and December 31, 2020, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

	December 31,	March 31,
(in thousands)	2020	2021
Research and development related costs	$1,055	$1,143
Payroll and related costs	4,049	2,752
Accounting, tax and audit services	470	549
Manufacturing and inventory	4,779	4,912
Accrued gross to net	662	697
Other	1,829	1,239
Total other current liabilities	$12,844	$11,292

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

On March 11, 2020, the Company entered into an amendment (the “Amendment”), to its Loan Agreement with Hercules. Pursuant to the Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement (the “Prepayment”). The Company determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million (the “Liquidity Requirement”). Under the Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement. The Company was in compliance with all of its Loan Agreement covenants at March 31, 2021.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Amendment, the Company recognized a non-cash $2.7 million loss on the extinguishment of debt during the three months ended March 31. 2020 which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at March 31, 2021 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2020 and March 31, 2021 consisted of the following:

	As of	As of
	December 31,	March 31,
(in thousands)	2020	2021
Term loan payable	$5,000	$5,000
End of term fee	2,048	2,118
Unamortized debt issuance costs	(206)	(183)
Carrying value of term loan	6,842	6,935
Other long-term debt	885	863
Less: Amounts due within one year	(2,041)	(2,621)
Total long-term debt	$5,686	$5,177

Maturities of long-term debt including the end of term fee as of March 31, 2021 were as follows:

(in thousands)
2021	$1,156
2022	$3,356
2023	$4,084

7.           Revenue

	Three Months Ended
	March 31,
(in thousands)	2020	2021
Product revenue, net	$156	$130
Collaboration revenues	145	2,002
Research premium	290	302
Government grants	198	95
Total	$789	$2,529

Collaboration revenues for the three months ended March 31, 2021 include $0.7 million related to the restructured license agreement with Sinovant Sciences, Ltd., or Sinovant, which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant, as well as $1.0 million of the Company’s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. (see Note 11).

The Company sells its products to pharmaceutical wholesalers/distributors (i.e., the Company’s customers). The Company’s wholesalers/distributors in turn sell the Company’s products directly to clinics, hospitals, and private practices. Revenue from the Company’s product sales is recognized as physical delivery of product occurs (when the Company’s customer obtains control of the product), in return for agreed-upon consideration.

For the three months ended March 31, 2020 and 2021 product revenues, gross were $249 thousand and $190 thousand, respectively. The Company´s product revenues, gross (i.e., delivered units multiplied by the contractual price per unit) are reduced by the corresponding gross-to-net, or GTN, estimates, resulting in the Company´s reported “product revenues, net” in the accompanying consolidated statements of operations. These GTN estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

The following tables summarizes gross-to-net (“GTN”) adjustments for the periods presented:

	Three months ended March 31,
(in thousands)	2020	2021
Product revenue, gross	$249	$190
GTN accruals
Chargebacks and cash discounts	8	6
Medicaid and Medicare rebates	28	15
Other returns, rebates, discounts and adjustments	57	39
Total GTN accruals	(93)	(60)
Product revenue, net	$156	$130

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

The following table summarizes information regarding the Company’s stock option awards under the SOP 2015 for the three months ended March 31, 2021:

		Weighted
		average
		exercise	Aggregate
		price in	intrinsic
SOP 2015	Options	$ per share	value
Outstanding as of January 1, 2021	202,374	82.71
Granted	—	—
Exercised	—	—
Forfeited	(12,644)	103.99
Outstanding as of March 31, 2021	189,730	81.29	$—
Vested and exercisable as of March 31, 2021	188,632	81.19	$—

Stock-based compensation expense under the SOP 2015 was $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2021, respectively.

The weighted average remaining contractual life of the options as of March 31, 2021 is 5.2 years.

As of March 31, 2021, there was $42 thousand of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 0.2 years.

2017 Share Incentive Plan

On July 26, 2017, the Company’s board of directors adopted the 2017 Share Incentive Plan, or the 2017 Plan, and the shareholders approved the 2017 Plan at the Company’s Extraordinary General Meeting of Shareholders on September 15, 2017. Following shareholder approval of the 2017 Plan, the Company ceased making awards under the SOP 2015. The 2017 Plan permitted the award of share options (both incentive and nonstatutory options), share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, and other share-based awards to the Company’s employees, officers, directors, consultants and advisers. The 2017 Plan is administered by the Company’s board of directors. With the approval of the 2020 Share Incentive Plan, there were no further options are available for grant under the 2017 Plan.

The following table summarizes information regarding the Company’s stock option awards under the 2017 Plan for the three months ended March 31, 2021:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2017 Plan	Options	per share	value
Outstanding as of January 1, 2021	442,844	30.89
Granted	—	—
Exercised	—	—
Forfeited	(42,510)	34.80
Outstanding as of March 31, 2021	400,334	30.47	$—
Vested and exercisable as of March 31, 2021	253,562	35.81	$—

Stock-based compensation expense for stock option awards under the 2017 Plan was $0.6 million and $0.3 million for the three months ended March 31, 2020 and 2021, respectively.

The weighted average remaining contractual life of the options as of March 31, 2021 is 7.9 years.

As of March 31, 2021, there was $1.8 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 0.8 years.

Restricted Share Units (“RSUs”)

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

The following table summarizes information regarding the Company´s RSU awards under the 2017 Plan for the three months ended March 31, 2021:

		Weighted
		average fair
2017 Plan	RSUs	value in $ per share
Outstanding as of January 1, 2021	151,269	14.56
Granted	—	—
Vested and issued	(35,770)	13.91
Forfeited	(21,132)	14.81
Outstanding as of March 31, 2021	94,367	14.68

Stock-based compensation expense for RSUs granted under the 2017 Plan was $0.6 million and $0.2 million for the three months ended March 31, 2020 and 2021, respectively.

The Company has total unrecognized compensation costs of $0.6 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.1 years. The fair value of RSU’s that vested during the quarter ended March 31, 2021 was $0.6 million.

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

The following table summarizes information regarding the Company’s stock option awards under the 2019 Inducement Plan for the three months ended March 31, 2021:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2019 Inducement Plan	Options	per share	value
Outstanding as of January 1, 2021	25,815	19.04
Granted	—	—
Exercised	—	—
Forfeited	(1,785)	29.90
Outstanding as of March 31, 2021	24,030	18.23	$—
Vested and exercisable as of March 31, 2021	9,351	20.58	$—

Stock-based compensation expense under the 2019 Inducement Plan was $40 thousand and $16 thousand for the three months ended March 31, 2020 and 2021, respectively.

The weighted average remaining contractual life of the options as of March 31, 2021 is 8.5 years.

As of March 31, 2021, there was $0.1 million of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 1.1 years.

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

Stock-based compensation expense for the inducement awards granted outside of the 2019 Inducement Plan was $0.1 million for the three months ended March 31, 2021, compared to $0.1 million for the three months ended March 31, 2020. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model. No expense has been recognized to date on the performance based RSUs as it was determined that approval of CONTEPO is not probable since it is outside of the Company’s control.

The weighted average remaining contractual life of the options as of March 31, 2021 is 7.3 years.

As of March 31, 2021, there was $0.6 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 0.7 years.

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

At March 31, 2021, 811,381 ordinary shares were available for future issuance under the 2020 Plan.

The following table summarizes information regarding the Company’s stock option awards under the 2020 Plan for the three months ended March 31, 2021:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2020 Plan	Options	per share	value
Outstanding as of January 1, 2021	296,805	10.18
Granted	—	—
Exercised	—	—
Forfeited	(80,201)	8.55
Outstanding as of March 31, 2021	216,604	10.55	$—
Vested and exercisable as of March 31, 2021	—	—	$—

Stock-based compensation expense for stock option awards under the 2020 Plan was $0.1 million for the three months ended March 31, 2021.

The weighted average remaining contractual life of the options as of March 31, 2021 is 9.4 years.

As of March 31, 2021, there was $0.8 million of total unrecognized compensation expense related to unvested options granted under the 2020 Plan, which will be recognized over the weighted-average remaining vesting period of 1.5 years.

Restricted Share Units (“RSUs”)

During 2020, the Company granted 45,977 RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022, with a grant date fair value of $7.88 per share. Also during 2020, the Company granted 43,125 RSUs to certain employees with a grant date fair value of $5.30 per share, where vesting of the RSUs was subject to individual performance goals. During the three months ended March 31, 2021, the Company granted 341,935 RSUs to certain employees that vest in annual increments beginning January 2022 and ending in January 2025. Additionally, the Company granted 7,000 RSUs to our former CFO, which vest as to 50% of the shares underlying the RSUs each year over the term of the consulting agreement. For the three months ended March 31, 2021, stock-based compensation expense of $0.1 million was recognized for these RSUs. As of March 31, 2021, there was $1.1 million of unrecognized compensation expense related to unvested RSUs, which will be recognized over the weighted-average remaining vesting period of 1.0 years.

2021 Inducement Share Incentive Plan

On December 9, 2020, the Company´s board of directors adopted without stockholder approval the 2021 Inducement Share Incentive Plan (the “2021 Inducement Plan”) and, subject to the adjustment provisions of the 2021 Inducement Plan, reserved 200,000 ordinary shares for issuance pursuant to equity awards granted under the 2021 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2021 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the company (or following such individuals’ bona fide period of non-employment with the company), as an inducement material to the individuals’ entry into employment with the company.

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

The following table summarizes information regarding the Company’s stock option awards under the 2021 Inducement Plan for the three months ended March 31, 2021:

Weighted
average
		exercise	Aggregate
		price in $	intrinsic
2021 Inducement Plan	Options	per share	value
Outstanding as of January 1, 2021	—	—
Granted	106,000	1.66
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2021	106,000	1.66	$—
Vested and exercisable as of March 31, 2021	—	—	$—

There was no stock compensation expense recognized for the 2021 Inducement Plan during the three months ended March 31, 2021. The options granted in the three months ended March 31, 2021 had a grant date fair value of $1.10 per share based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	75.3%
Expected term of options (in years)	6.1
Risk-free interest rate	1.16%
Dividend yield	—

At March 31, 2021, 94,000 ordinary shares were available for future issuance under the 2021 Inducement Plan.

As of March 31, 2021, there was $0.1 million of total unrecognized compensation expense related to unvested options granted under the 2021 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 4.0 years.

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan, or the 2018 ESPP. The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 50,000 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The ESPP Share Pool available as of December 31, 2020, represented less than 0.1% of the total number of shares of ordinary shares outstanding as of December 31, 2020. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the lower of the closing share price at the beginning and end of the six-month offering periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year. As of the date of this Quarterly Report on Form 10-Q, the Company has suspended the 2018 ESPP until further notice.

9.           Income Tax Expense

For the three months ended March 31, 2021 the Company recorded a tax provision of $190 thousand, compared to a tax provision of $152 thousand for the corresponding period in the prior year.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at March 31, 2021 and December 31, 2020.

10.         Earnings (Loss) per Share

Basic and diluted loss per share

For the three months ended March 31, 2020 and 2021, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2021
Net loss for the period	$(23,259)	$(13,981)
Weighted average number of shares outstanding	9,459,515	26,413,590
Basic and diluted loss per share	$(2.46)	$(0.53)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended
	March 31,
	2020	2021
Stock option awards	1,122,715	1,021,698
Restricted share units	228,702	502,680
Warrants	1,379,310	10,619,347

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

Under the Sinovant License Agreement, Sinovant and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. The Company received a non-refundable $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and will be eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019. Additionally, in connection with the FDA approval for lefamulin the Company received a $5.0 million milestone payment in the third quarter of 2019. The remaining milestone payments of $86.5 million are tied to additional regulatory approvals and annual sales targets. The Company will also be eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Territory. In December 2020, the Company announced the restructuring of its license agreement with Sinovant for XENLETA in the greater China region. The restructured agreement provides for additional manufacturing collaboration and regulatory support to be provided to Sinovant by the

Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerates $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. As of March 31, 2021, management determined that the remaining $1.0 million milestone payment was probable of achieving and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant, which was $0.7 million during the three months ended March 31, 2021, based on the proportional performance of the underlying performance obligation. The future regulatory and commercial milestone payments under the agreement will be recorded during the period the milestones become probable of achievement.

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

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize the Licensed Products in Canada in all uses in humans in CABP and in any other indication for which the Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC will establish a joint development committee (the “Sunovion JDC”), to review and oversee regulatory approval and commercialization plans in the Territory. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory. On November 7, 2019, the Company, through Sunovion, submitted a NDS. Health Canada determined there was a screening deficiency in December 2019 and a response from the Company/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. The NDS approval occurred on July 10, 2020.

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

On September 23, 2019, plaintiff filed an amended complaint, adding the Company's former Chief Financial Officer and Chief Medical Officer as defendants; the amended complaint purports to be brought on behalf of shareholders who purchased the Company's securities between January 4, 2019 through April 30, 2019, and otherwise includes allegations similar to those made in the original complaints and seeks similar relief. The Company's pre-motion letter to dismiss the amended complaint was due to plaintiff on October 21, 2019, and plaintiff responded to the Company via a letter on November 4, 2019. On November 18, 2019, the Company filed a pre-motion letter to dismiss with the Court, seeking leave to move to dismiss and setting forth why a motion to dismiss is warranted. On April 28, 2020, the Court dismissed the amended complaint without prejudice and granted plaintiff twenty days to show cause why the lawsuit should not be dismissed with prejudice. On May 8, 2020, the Court granted plaintiff a 21-day extension to show cause. On June 8, 2020, plaintiff filed a letter application to the court seeking leave to file a proposed second amended complaint, and on June 23, 2020, the court directed plaintiff to file the proposed second amended complaint. Plaintiff did so on June 24, 2020. The Company filed an answer to the second amended complaint on July 8, 2020.

On October 21, 2020, the parties mediated this case and reached a settlement. On January 28, 2021, the court preliminarily approved the settlement, subject to further consideration at the final approval hearing, which is scheduled to be held on May 14, 2021. The settlement will be covered in full by the Company’s directors’ and officers’ insurance.

Other Commitments and Contingencies

The Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the three months ended March 31, 2021, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations relating to contract research organizations and contract manufacturing organizations.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

13.         Subsequent Events

On May 6, 2021, the Company entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market, the existing trading market for the ordinary shares.

Upon entry into the New Sale Agreement, the Company’s existing Jefferies ATM Agreement was terminated. The Company did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, the Company had sold an aggregate of 5,925,699 of its ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to the Company of $31.9 million, after deducting commissions and offering expenses payable by the Company. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

On April 15, 2021, the Company announced that it has begun exclusive distribution of SIVEXTRO® (tedizolid phosphate) in the United States. SIVEXTRO is now listed in the National Drug Code (NDC) Directory under the Nabriva label. Since April 12, 2021, Nabriva has been marketing and distributing SIVEXTRO in the United States and certain of its territories as part of an exclusive agreement signed in July 2020 with subsidiaries of Merck & Co. Inc. As a result, Nabriva will recognize 100% of net product sales of SIVEXTRO and related cost of product sales in its results of operations beginning on April 12, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 11, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. These risks and uncertainties include risks relating to the impact of the COVID-19 pandemic on our business. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, XENLETA and SIVEXTRO, as well as one development product candidate, CONTEPO. In August 2019, our first product was approved by the U.S. Food and Drug Administration, or FDA, and we made it available in the United States in September 2019 under the brand name XENLETA. XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team. It inhibits the synthesis of bacterial protein, that is required for bacteria to grow, by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe that XENLETA is well-positioned for use as a first-line monotherapy for the treatment of CABP due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and intravenous, or IV, formulations and a generally well-tolerated safety profile. We believe XENLETA represents a potentially important new treatment option for the five million adults in the United States diagnosed with CABP each year.

We began to market SIVEXTRO in the United States in September 2020 after entering into a Sales Promotion and Distribution Agreement with subsidiaries of Merck in July 2020. SIVEXTRO is approved for treatment of acute bacterial skin and skin structure infections, or ABSSSI, caused by certain susceptible Gram-positive microorganisms. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and patients 12 years of age and older for the treatment of ABSSSI caused by susceptible isolates of the following Gram-positive microorganisms: Staphylococcus aureus, including methicillin-resistant, or MRSA, and methicillin-susceptible, or MSSA, isolates, Streptococcus pyogenes, Streptococcus agalactiae, Streptococcus anginosus group (including Streptococcus anginosus, Streptococcus intermedius and Streptococcus constellatus), and Enterococcus faecalis. SIVEXTRO is now listed in the National Drug Code (NDC) Directory under our label and as of April 12, 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories, as a result we will recognize 100% of net product sales of SIVEXTRO and related cost of product sales in our results of operations.

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

We submitted a new drug application, or NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. The FDA has granted fast track designation to CONTEPO under the Generating Antibiotics Incentives Now Act, or the GAIN Act. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with our NDA for CONTEPO for the treatment of cUTI, including AP, stating that is was unable to approve the application in its current form. Specifically, the CRL requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer. We held a “Type A” meeting with the FDA in July 2019 to discuss its findings and resubmitted our NDA seeking marketing approval for CONTEPO in December 2019. In June 2020, the FDA issued a second CRL. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the second CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. In general, previously identified product quality and facility inspection related observations at our contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA has accepted the Company’s request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, the Company is currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. CONTEPO has been granted Qualified Infectious Disease Product (QIDP) and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, we cannot predict when the CONTEPO NDA will be resubmitted, or when CONTEPO would receive marketing approval, if at all.

Since inception, we have incurred significant operating losses. As of March 31, 2021 we had an accumulated deficit of $560.2 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

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

In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The impact of the COVID-

19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2021. While we have used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our product sales for XENLETA and SIVEXTRO, on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. According to the Centers for Disease Control and Prevention, or CDC, there have been lower incidences of influenza-like illness cases within the United States from a median of 49,696 per week during the period of September 2019 through February 2020, to 19,537 during the period of March through May 2020, which are largely responsible for the seasonality observed with community-acquired bacterial pneumonia and which lead to the decrease in bacterial respiratory tract infection rates, indicated by the decrease in the number of physician office visits, hospitalizations and antibiotic prescriptions. Data from clinical laboratories in the United States indicated a 61% decrease in the number of specimens submitted and a 98% decrease in influenza activity as measured by percentage of submitted specimens testing positive. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, such as a lengthy or severe recession or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 outbreak and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

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

CONTEPO (fosfomycin for injection) is a potentially first-in-class epoxide IV antibiotic in the United States with a broad spectrum of bactericidal Gram-negative and Gram-positive activity, including activity against many contemporary multi-drug resistant, or MDR, strains that threaten hospitalized patients. IV fosfomycin has an extensive commercial history in markets outside the United States, where it has been used broadly for over 45 years to treat a variety of indications, including cUTIs, bacteremia, pneumonia and skin infections. CONTEPO inhibits the bacteria’s ability to form a cell wall, which is critical for the cell’s survival and growth. It works at an earlier and different stage of cell wall synthesis than other injectable antibiotics, differentiating its mechanism of action from approved injectable antibiotics. CONTEPO utilizes a dosing approach developed for the United States that is designed to optimize the product candidate’s pharmacokinetics and pharmacodynamics in order to improve treatment outcomes. The CONTEPO development program has focused on obtaining marketing approval in the United States for the treatment of cUTIs, including AP.

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

Under the Sinovant License Agreement, Sinovant and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Sinovant Territory. We received a $5.0 million upfront payment pursuant to the terms of the Sinovant License Agreement and were initially eligible for up to an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any Sinovant Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The first milestone was a $1.5 million payment for the submission of a Clinical Trial Application, or CTA, by Sinovant to the Chinese Food and Drug Administration that was received in February 2019. We received an additional $5.0 million milestone payment from Sinovant in the third quarter of 2019 due to the receipt of approval for XENLETA from the FDA in August 2019. The remaining milestone payments of up to $86.5 million are tied to additional regulatory approvals and annual sales targets. In addition, we are eligible to receive low double-digit royalties on sales, if any, of Sinovant Licensed Products in the Sinovant Territory. In December 2020, we announced the restructuring of our license agreement with Sinovant for XENLETA in the greater China region. The restructured agreement provides for additional manufacturing collaboration and regulatory support to be provided to Sinovant by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerates $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. As of March 31, 2021, management determined that the remaining $1.0 million milestone payment was probable of achieving and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant, which was $0.7 million during the three months ended March 31, 2021, based on the proportional performance of the underlying performance obligation. The future regulatory and commercial milestone payments under the agreement will be recorded during the period the milestones become probable of achievement.

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

In recognition of the rising rates of bacterial resistance in China and because CABP is commonly associated with acute respiratory viruses infections, including influenza and coronavirus, and based on XENLETA’s robust safety and efficacy data in the treatment of patients with CABP generated globally and in China, Sinovant is in active discussions with China’s National Medical Products Administration to expedite development activities and regulatory filings for lefamulin in mainland China. Despite the serious measures taken to control COVID-19, which significantly impacted the treatment of bacterial pneumonia patients, enrollment in a pivotal trial in China was completed in early February 2021. The filing by Sinovant for regulatory approval in China is expected to occur in the second half of 2021.

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

Sales Promotion and Distribution Agreement with Merck & Co., Inc.

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck &

Co., Inc. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed us as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the Territory. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. On April 12, 2021, in accordance with the terms of the Distribution Agreement, we began exclusive distribution of SIVEXTRO under our National Drug Code, or NDC, and we will recognize 100% of net product sales of SIVEXTRO in our results of operations.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including us having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right by MSD initially to promote the Products in the Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the Territory, including the sole right and responsibility to fill orders with respect to the Products in the Territory. Subject to applicable law, we are entitled to determine the final selling prices of the Products charged by us to our customers at our sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. We are responsible for all costs related to the promotion, sale and distribution of the Products by us, as well as all costs required to meet our staffing obligations under the Distribution Agreement. We are obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the Territory. We have agreed to employ a sales force or retain the services of a contract sales organization to fulfill our obligations under the Distribution Agreement. In September 2020, we began a small and focused sales effort, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. To date, we have satisfied our requirements under the Distribution Agreement.

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

Financial Operations Overview

Revenue

In September 2019 we had our commercial launch of XENLETA. For the three months ended March 31, 2021, we recorded $0.2 million of product revenue, gross and $130 thousand of product revenues, net of gross-to-net accruals and adjustments for returns. Collaboration revenues for the three months ended March 31, 2021 include $0.7 million related to the restructured license agreement with Sinovant, which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant, as well as $1.0 million of our share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. which commenced at the end of September 2020. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA and SIVEXTRO. Our distribution partners continue to primarily utilize their existing inventory to satisfy product demand for XENLETA which in turn impacted sales in the first quarter of 2021. Additionally, any legacy National Drug Code, or NDC, labeled SIVEXTRO product still available in the distribution channel, could potentially impact our net product revenue in the second quarter of 2021. In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations have suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. According to the Centers for Disease Control and Prevention, or CDC, there have been lower incidences of influenza-like illness cases within the United States from a median of 49,696 per week during the period of September 2019 through February 2020, to 19,537 during the period of March through May 2020, which are largely responsible for the seasonality observed with community-acquired bacterial pneumonia and which lead to the decrease in bacterial respiratory tract infection rates, indicated by the decrease in the number of physician office visits, hospitalizations and antibiotic prescriptions. Data from clinical laboratories in the United States indicated a 61% decrease in the number of specimens submitted and a 98% decrease in influenza activity as measured by percentage of submitted specimens testing positive. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

Our revenues for the three months ended March 31, 2021 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates, which are more fully described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Research and Development Expenses

Research and development expenses represented 23.6% and 24.2% of our total operating expenses for the three months ended March 31, 2020 and 2021, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Three Months Ended March 31,
(in thousands)	2020	2021
Direct Costs
XENLETA	$822	$513
CONTEPO	291	129
Other programs and initiatives	268	358
Indirect Costs	3,563	2,868
Total	$4,944	$3,868

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 76.4% and 75.4% of our total operating expenses for the three months ended March 31, 2020 and 2021, respectively.

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

We expect selling, general and administrative expenses to increase in 2021 compared to 2020 primarily due to incurring a full year of expense for a commercial sales effort for the commercialization of XENLETA and SIVEXTRO.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2021

	Three Months Ended March 31,
(in thousands)	2020	2021	Change
Consolidated Operations Data:
Product revenue, net	$156	$130	$(26)
Collaboration revenue	145	2,002	1,857
Research premium and grant revenue	488	397	(91)
Total revenue	789	2,529	1,740
Costs and Expenses:
Cost of product sales	(8)	(62)	(54)
Research and development expenses	(4,944)	(3,868)	1,076
Selling, general and administrative expenses	(16,025)	(12,047)	3,978
Total operating expenses	(20,977)	(15,977)	5,000
Loss from operations	(20,188)	(13,448)	4,974
Other income (expense):
Other income (expense), net	798	(122)	(920)
Interest income (expense), net	(960)	(221)	739
Loss on extinguishment of debt	(2,757)	—	2,757
Loss before income taxes	(23,107)	(13,791)	7,550
Income tax expense	(152)	(190)	(38)
Net loss	$(23,259)	$(13,981)	$7,512

Revenues

Revenues increased by $1.7 million from $0.8 million for the three months ended March 31, 2020 to $2.5 million for the three months ended March 31, 2021, primarily due to an increase of $1.9 million of collaboration revenues for the three months ended March 31, 2021 which includes $0.7 million related to the restructured license agreement with Sinovant, which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant, as well as $1.0 million of our share of revenues associated with the SIVEXTRO distribution agreement.

Cost of Product Sales

Cost of product sales primarily represents direct and indirect manufacturing costs of our XENLETA product. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. For the three months ended March 31, 2021, changes to our non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA sales were immaterial.

Research and Development Expenses

Research and development expenses decreased by $1.1 million from $4.9 million for the three months ended March 31, 2020 to $3.9 million for the three months ended March 31, 2021. The decrease was primarily due to a $0.3 million decrease in stock-based compensation expense, a $0.6 million decrease in staff costs, a $0.2 million decrease in research materials and purchased services, and a $0.1 million decrease in travel costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased by $4.0 million from $16.0 million for the three months ended March 31, 2020 to $12.0 million for the three months ended March 31, 2021. The decrease was primarily due to a $4.8 million decrease in staff costs due to the reduction of headcount, a $0.6 million decrease in stock-based compensation expense, a $0.7 million decrease in travel costs, a $0.5 million decrease in professional fees partly offset by a $2.5 million increase in advisory and external consultancy expenses primarily related to commercialization activities and professional service fees.

Other Income (Expense), net

Other income (expense), net, increased by $0.9 million for the three months ended March 31, 2021 primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.7 million due the repayment of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Loss on Extinguishment of Debt

In connection with the third amendment to our Loan Agreement with Hercules, we recognized a non-cash $2.8 million loss on the extinguishment of debt during the three months ended March 31, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt.

Income Tax Expense

Our income tax expense was $0.2 million for both the three months ended March 31, 2020 and 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements. As of March 31, 2021, we had cash and cash equivalents, restricted cash and short-term investments of $55.0 million.

In March 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, was exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.

In December 2020, we completed a registered public offering in which we sold 6,000,000 ordinary shares at a public offering price of $2.50. The proceeds to us from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and offering expenses.

In June 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we offered and sold ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of March 31, 2021, we sold and issued an aggregate of 5,925,699 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $33.7 million and net proceeds of $31.9 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2021 and through the date of this filing we did not sell any shares under the Jefferies ATM Agreement.

In May 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, the Company’s existing Jefferies ATM Agreement was terminated. The ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its termination.

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

As of March 31, 2021, we had cash and cash equivalents, restricted cash and short-term investments of $55.0 million.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2021:

	Three Months Ended March 31,
(in thousands)	2020	2021
Net cash (used in) provided by:
Operating activities	$(28,108)	$(21,626)
Investing activities	(20)	(120)
Financing activities	(30,219)	34,930
Effects of foreign currency translation on cash	(682)	244
Net (decrease) increase in cash, cash equivalents and restricted cash	$(59,029)	$13,428

Operating Activities

Cash flow used in operating activities decreased by $6.5 million from $28.1 million for the three months ended March 31, 2020 to $21.6 million for the three months ended March 31, 2021 primarily due to due to a $5.1 million decrease in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods and lower working capital of $1.4 million primarily due to decreases in accrued expenses and other current liabilities.

Investing Activities

Cash flow used in investing activities for the purchase of property and equipment was $0.1 million for the three months ended March 31, 2021.

Financing Activities

Cash flow generated from financing activities for the three months ended March 31, 2021 was $34.9 million from our March 2021 financing, as well as our ATM Agreement.

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

As described above, on March 11, 2020, we entered into an Amendment to our Loan Agreement with Hercules. Pursuant to the Amendment, we repaid to Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Based on our current operating plans, we expect that our existing cash resources as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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

Capital Expenditures

Capital expenditures were $72 thousand and $119 thousand for the three months ended March 31, 2020 and 2021, respectively.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $14.0 million for the three months ended March 31, 2021, $69.5 million for the year ended December 31, 2020 and $82.8 million for the year ended

December 31, 2019. As of March 31, 2021, we had an accumulated deficit of $560.2 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA, the promotion and distribution efforts for SIVEXTRO, and, if it receives marketing approval, the commercialization of CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. On April 5, 2021, the FDA granted our request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, we are currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

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

On March 11, 2020, we entered into an amendment, or the Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash resources as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the fourth quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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

In June 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which, from time to time, we offered and sold ordinary shares for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of March 31, 2021, we sold and issued an aggregate of 5,925,699 ordinary shares pursuant to the Jefferies ATM Agreement and received gross proceeds of $33.7 million and net proceeds of $31.9 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2021 and through the date of this filing we did not sell any shares under the Jefferies ATM Agreement.

On May 6, 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, the Company’s existing Jefferies ATM Agreement was terminated. If a large number of our ordinary shares is sold in the public market under the New Sale Agreement or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

On December 20, 2019, we sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares.

Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of March 31, 2021, there were 1,379,310 warrants outstanding from the offering, where each warrant has an exercise price of $19.00 per share and will expire on the date that is three years and six months after the initial issuance date.

On May 29, 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which we issued and sold in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share we issued and sold together with an accompanying warrant at a combined price of $9.1686. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the issuance date. As of March 31, 2021, there were 4,059,532 warrants outstanding at an exercise price of $7.92 per share.

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

In addition, in connection with the closing of the Acquisition, we issued 733,690 of our ordinary shares to former Zavante stockholders as initial upfront consideration and following the one year anniversary of the closing of the Acquisition on July 25, 2019, we issued an additional 81,518 ordinary shares to the former Zavante stockholders that had been subject to reduction in respect of certain indemnification and other obligations pursuant to the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones. The issuance of our ordinary shares to satisfy the milestone payments will cause dilution to our security holders, and the sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our share price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $1.3 million for the year ended December 31, 2019 and $2.4 million for the year ended December 31, 2018. We have not received any research premium for our qualified 2020 and 2021 expenditures as of March 31, 2021. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. On April 5, 2021, the FDA granted our request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, we are currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

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

Another third-party manufacturer synthesizes XENLETA starting from pleuromutilin and a readily accessible chiral building block and provides our supply of the active pharmaceutical ingredient, or API. We have initiated engagement with a potential secondary supplier to synthesize XENLETA, with a preliminary technology transfer and pilot scale manufacture. However, our current operating plans do not include completing technology transfer, scale-up and validation of this potential secondary supplier until they have demonstrated that they can successfully manufacture the API at pilot scale and until we obtain additional funding. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of XENLETA. We have entered into commercial supply agreements with these same manufacturers to support the commercialization of XENLETA in the United States and, if approved outside of the United States, to support future demand outside of the United States. We also entered into a long-term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of XENLETA API and a commercial packaging and supply agreement with Sharp Corporation for the secondary packaging of XENLETA for distribution in the United States.

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

In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. On April 5, 2021, the FDA granted our request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, we are currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If these manufacturing issues are not resolved to the FDA’s satisfaction, or if we or any of our third-party manufacturers, or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports, or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or fail to obtain regulatory approval of our product candidates, including CONTEPO.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology, including interference, derivation, inter partes review or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and proceedings may increase as our product candidates approach commercialization, and as we gain greater visibility as a public company with commercial products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our products and product candidates. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing XENLETA®, CONTEPO™ or SIVEXTRO® Thus, we do not know with certainty whether XENLETA, CONTEPO, SIVEXTRO or any other product candidate, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

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

All of these factors could decrease or delay the expected accretive effect of the Acquisition and negatively impact our share price. As a result, it cannot be assured that the Acquisition will result in the full realization of the benefits anticipated from the Acquisition or in the anticipated time frames or at all.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize XENLETA, SIVEXTRO or, if approved, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer, Chief Medical Officer and former Chief Financial Officer have been named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. See “—Risks Related to Our Financial Position and Need for Additional Capital— We and our Chief Executive Officer, Chief Medical Officer and former Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.”.

The number of shares of ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 5,180,505 ordinary shares at an exercise price of $2.39 per share. As part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 4,144,537 ordinary shares at an exercise price of $7.92 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 1,379,310 ordinary shares at an exercise price of $19.00 per share. As of the date of this Quarterly Report on Form 10-Q, there were 10,619,347 warrants outstanding from the three offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was June 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants was immediately exercisable and will expire on the two-year anniversary of the date of issuance. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 35,412,821 ordinary shares outstanding as of March

31, 2021. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of March 31, 2021, an aggregate of 508,211 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019 we entered into the Jefferies ATM Agreement with Jefferies, as agent, pursuant to which we offered and sold ordinary shares for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies under an “at-the-market” offering program. As of the date of this Quarterly Report on Form 10-Q, we have issued and sold an aggregate of 5,925,699 shares under the Jefferies ATM Agreement, for gross proceeds of $33.7 million, and net proceeds of $31.9 million, after deducting commissions and offering costs.

On May 6, 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, the Company’s existing Jefferies ATM Agreement was terminated. If a large number of our ordinary shares is sold in the public market under the New Sale Agreement or if we make additional sales under our “at-the-market” offering program, the sales could cause dilution to our security holders, reduce the trading price of our ordinary shares and impede our ability to raise future capital.

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 5,180,505 ordinary shares at an exercise price of $2.39 per share. As part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 4,144,537 ordinary shares at an exercise price of $7.92 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 1,379,310 shares of ordinary shares at an exercise price of $19.00 per share. As of the date of this Quarterly Report on Form 10-Q, there were 10,619,347 warrants outstanding from the three offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants was immediately exercisable and will expire on the two-year anniversary of the date of issuance. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly.

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

The sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our share price. Such a decline will adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

We are incorporated under the laws of Ireland, and our registered offices and a substantial portion of our assets are located outside of the United States. As a result, it may not be possible to effect service of process on our directors, executive officers, or us in the United States or to enforce judgments obtained in courts in the United States against such persons or us based on civil liability provisions of the securities laws of the United States.

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

Under the Irish Takeover Rules, if an acquisition of ordinary shares were to increase the aggregate holding of the acquirer and its concert parties to ordinary shares that represent 30% or more of the voting rights of a company, the acquirer and, in certain circumstances, its concert parties would be required (except with the consent of the Irish Takeover Panel) to make an offer for our outstanding ordinary shares at a price not less than the highest price paid for the ordinary shares by the acquirer or its concert parties during the previous 12 months. This requirement would also be triggered by an acquisition of ordinary shares by a person holding (together with its concert parties) ordinary shares that represent between 30% and 50% of the voting rights in the company if the effect of such acquisition were to increase that person’s percentage of the voting rights by 0.05% within a 12-month period. The Irish Takeover Rules could therefore discourage an investor from acquiring 30% or more of our outstanding ordinary shares, unless such investor was prepared to make a bid to acquire all outstanding ordinary shares.

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

Our business and operations could be negatively affected if we become subject to shareholder activism, which could cause us to incur significant expense, hinder execution of our business strategy and impact our share price.

Shareholder activism, which takes many forms and arises in a variety of situations, has been increasingly prevalent. If we become the subject of certain forms of shareholder activism, such as proxy contests, the attention of our management and our board of directors may be diverted from execution of our business strategy. Such shareholder activism could give rise to perceived uncertainties as to our future strategy, adversely affect our relationships with business partners and make it more difficult to attract and retain qualified personnel. Also, we may incur substantial costs, including significant legal fees and other expenses, related to activist shareholder matters. Our share price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended March 31, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Consulting Agreement with Jennifer Schranz

On May 3, 2021, we entered into a two-year consulting agreement with Jennifer Schranz, our former chief medical officer. Pursuant to the consulting agreement, Dr. Schranz has agreed to provide expert scientific advisory services to us in connection with the advancement of our pipeline programs and product candidates in consideration for our agreement to forego the repayment of any and all amounts owed by Dr. Schranz to us pursuant her retention agreement following her resignation from the company on March 19, 2021. In addition, Dr. Schranz is entitled to receive an award of 7,000 RSUs as of the date of the consulting agreement, which vests as to 50% of the shares underlying the RSUs on each annual anniversary of the consulting agreement over two years.

Open Market Sale AgreementSM with Jefferies LLC

On May 6, 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million from time to time through Jefferies. The ordinary shares to be sold under the New Sale Agreement, if any, may be issued and sold pursuant to our shelf Registration Statement on Form S-3 (File No. 333-248530), which became effective on September 11, 2020, or the Registration Statement, and a prospectus supplement that we expect to file with the Securities and Exchange Commission.

Once the prospectus supplement has been filed, upon delivery of an issuance notice and subject to the terms and conditions of the New Sale Agreement, Jefferies may sell such shares by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made directly on or through The Nasdaq Global Select Market, the existing trading market for the ordinary shares.

We or Jefferies may suspend or terminate the offering of our shares upon notice to the other party, subject to certain conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We have agreed to pay Jefferies commissions for its services of acting as agent of up to 3.0% of the gross proceeds from the sale of our ordinary shares pursuant to the New Sale Agreement. We have also agreed to provide Jefferies with customary indemnification and contribution rights.

A copy of the New Sale Agreement is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the material terms of the New Sale Agreement does not purport to be complete and is qualified in its entirety by reference to such exhibit. A&L Goodbody, our Irish legal counsel, has issued a legal opinion relating to the ordinary shares that may be issued and sold under the New Sale Agreement. A copy of such legal opinion, including the consent included therein, is attached as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.

Upon entry into the New Sale Agreement, our existing Open Market Sale AgreementSM with Jefferies, dated June 25, 2019, or the Prior Jefferies ATM Agreement, was terminated. We did not incur any termination penalties as a result of the termination of the Prior Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 ordinary shares pursuant to the Prior Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The ordinary shares that had been available for sale pursuant to the Prior Jefferies ATM Agreement remained unsold at the time of its termination, and no further sales of ordinary shares will be made pursuant to the Prior Jefferies ATM Agreement.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
5.1	Opinion of A&L Goodbody					X
10.1	Consulting Agreement, dated May 3, 2021, by and between Nabriva Therapeutics US, Inc. and Jennifer Schranz					X
10.2	Open Market Sale AgreementSM, dated May 6, 2021, by and between Nabriva Therapeutics plc and Jefferies LLC					X
10.3	Form of Share Option Agreement under the 2020 Share Incentive Plan, as amended					X
10.4	Form of Restricted Share Unit Agreement under the 2020 Share Incentive Plan, as amended (Share Withholding)					X
10.5	Form of Restricted Share Unit Agreement under the 2020 Share Incentive Plan, as amended (Automatic Sale)					X
10.6	Form of Share Option Agreement under the 2021 Inducement Share Incentive Plan					X
23.1	Consent of A&L Goodbody (contained in Exhibit 5.1)					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2020 and 2021, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2021, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the three months and ended March 31, 2020 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: May 6, 2021
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Daniel Dolan
Daniel Dolan
Chief Financial Officer
(Principal Financial and Accounting Officer)