Form 10-Q
period 2021-06-30
Nabriva Therapeutics plc
filed 2021-08-05
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 49,738,883 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to build, manage and maintain a sales force for the commercialization of XENLETA, SIVEXTRO and CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA and any other product candidates we may obtain;
●	our plans to pursue development of other product candidates including XENLETA for the treatment of infections in patients with cystic fibrosis;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;
●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of XENLETA, SIVEXTRO and/or CONTEPO, if approved;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;

●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or studies in different disease indications will be indicative of the results of ongoing or future trials;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	the availability of lefamulin in China and Canada;
●	our expectations regarding the ability of our customers to satisfy the demand for XENLETA with their existing inventory;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Zavante Therapeutics, Inc., or Zavante, which was completed on July 24, 2018, or the Acquisition, pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement, by and among Nabriva, Zuperbug Merger Sub I, Inc., or Merger Sub I, Zuperbug Merger Sub II, Inc., or Merger Sub II, Zavante and the Zavante stockholder representative, including the potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to milestone payments pursuant to the Merger Agreement and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of XENLETA for CABP, SIVEXTRO for acute bacterial skin and skin structure infections, CONTEPO for cUTI and our other product candidates;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada and the greater China region;
●	the future development or commercialization of XENLETA in the greater China region and Canada;
●	the potential benefits under our license agreements with Sumitomo Pharmaceuticals (Suzhou), or the China Region License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
●	our future intellectual property position;
●	our ability to effectively manage our anticipated growth;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;

●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers, following the Acquisition;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between Zavante and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10-Q.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	December 31, 2020	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$41,359	$61,140
Restricted cash	231	180
Short-term investments	16	16
Accounts receivable, net and other receivables	3,909	11,576
Inventory	5,823	10,113
Prepaid expenses	5,880	11,595
Total current assets	57,218	94,620
Property, plant and equipment, net	768	355
Intangible assets, net	80	54
Other non-current assets	370	380
Total assets	$58,436	$95,409
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$2,041	$1,823
Accounts payable	2,889	1,582
Accrued expense and other current liabilities	12,844	15,243
Deferred revenue	750	563
Total current liabilities	18,524	19,211
Non-current liabilities
Long-term debt	5,686	6,046
Other non-current liabilities	1,091	951
Total non-current liabilities	6,777	6,997
Total liabilities	25,301	26,208
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Ordinary shares, nominal value $0.01, 100,000,000 ordinary shares authorized at June 30, 2021; 21,078,781 and 49,737,552 issued and outstanding at December 31, 2020 and June 30, 2021, respectively	211	497
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at June 30, 2021; None issued and outstanding	—	—
Additional paid in capital	579,123	640,638
Accumulated other comprehensive income	27	27
Accumulated deficit	(546,226)	(571,961)
Total stockholders’ equity	33,135	69,201
Total liabilities and stockholders’ equity	$58,436	$95,409

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2020	2021	2020	2021
Revenues:
Product revenue, net	$(48)	$6,940	$108	$7,070
Collaboration revenue	7	813	152	2,815
Research premium and grant revenue	528	490	1,016	887
Total revenue	487	8,243	1,276	10,772
Operating expenses:
Cost of product sales	(368)	(3,621)	(376)	(3,683)
Research and development expenses	(3,831)	(3,150)	(8,775)	(7,018)
Selling, general and administrative expenses	(10,741)	(12,854)	(26,766)	(24,901)
Total operating expenses	(14,940)	(19,625)	(35,917)	(35,602)
Loss from operations	(14,453)	(11,382)	(34,641)	(24,830)
Other income (expense):
Other income (expense), net	(634)	470	164	348
Interest income	16	5	80	6
Interest expense	(251)	(241)	(1,275)	(463)
Loss on extinguishment of debt	—	—	(2,757)	—
Loss before income taxes	(15,322)	(11,148)	(38,429)	(24,939)
Income tax expense	(119)	(606)	(271)	(796)
Net loss	$(15,441)	$(11,754)	$(38,700)	$(25,735)

Loss per share
Basic and Diluted ($ per share)	$(1.37)	$(0.29)	$(3.73)	$(0.77)
Weighted average number of shares:
Basic and Diluted	11,277,825	40,573,848	10,368,670	33,532,837

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2020	9,455	$95	$517,894	$27	$(476,742)	$41,274
Issuance of ordinary shares	48	—	186	—	—	186
Shares issued in connection with the vesting of restricted share units	8	—	—		—	—
Equity transaction costs	—	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,752	—	—	1,752
Net loss	—	—	—	—	(23,259)	(23,259)
March 31, 2020	9,511	95	519,793	27	(500,001)	19,914
Issuance of ordinary shares and warrants	4,758	48	41,319	—	—	41,367
Shares issued in connection with the vesting of restricted stock units	19	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	9	—	43	—	—	43
Equity transaction costs	—	—	(2,709)	—	—	(2,709)
Stock-based compensation expense	—	—	1,287	—	—	1,287
Net loss	—	—	—	—	(15,441)	(15,441)
June 30, 2020	14,297	$143	$559,733	$27	$(515,442)	$44,461

				Accumulated
			Additional	other		Total
	Ordinary Shares		paid in	comprehensive	Accumulated	Stockholders'
(in thousands)	Number of Shares	Amount	capital	income	deficit	Equity
January 1, 2021	21,079	$211	$579,123	$27	$(546,226)	$33,135
Issuance of ordinary shares	14,294	143	37,097	—	—	37,240
Shares issued in connection with the vesting of restricted share units	40	—	1	—	—	1
Equity transaction costs	—	—	(2,325)	—	—	(2,325)
Stock-based compensation expense	—	—	921	—	—	921
Net loss	—	—	—	—	(13,981)	(13,981)
March 31, 2021	35,413	354	614,817	27	(560,207)	54,991
Issuance of ordinary shares	14,313	142	25,997	—	—	26,139
Shares issued in connection with the vesting of restricted stock units	12	1	(1)	—	—	—
Equity transaction costs	—	—	(992)	—	—	(992)
Stock-based compensation expense	—	—	817	—	—	817
Net loss	—	—	—	—	(11,754)	(11,754)
June 30, 2021	49,738	$497	$640,638	$27	$(571,961)	$69,201

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2021
Cash flows from operating activities
Net loss	$(38,700)	$(25,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	(15)	73
Non-cash interest income	3	—
Non-cash interest expense	218	249
Loss on extinguishment of debt	2,757	—
Depreciation and amortization expense	209	188
Amortization of right-of-use assets	171	281
Stock-based compensation	3,103	1,738
Other, net	39	16
Changes in operating assets and liabilities:
Increase/(decrease) in other non-current assets	10	(10)
Increase in accounts receivable, net and other receivables and prepaid expenses	(3,247)	(13,382)
Increase in inventory	(4,514)	(4,290)
Decrease in accounts payable	(1,950)	(1,249)
Increase/(decrease) in accrued expenses and other liabilities	(3,427)	1,630
Decrease in deferred revenue	—	(187)
Increase/(decrease) in other non-current liabilities	4	(192)
Decrease in income tax liabilities	(33)	670
Net cash used in operating activities	(45,372)	(40,200)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(85)	(18)
Changes in restricted cash	(163)	(51)
Net cash used in investing activities	(248)	(69)
Cash flows from financing activities
Proceeds from issuance of ordinary shares and warrants	38,414	25,462
Proceeds from at-the-market facility	3,688	37,970
Proceeds from employee stock purchase plan	43	—
Repayments of long-term borrowings	(30,000)	—
Equity transaction costs	(2,977)	(3,276)
Net cash provided by financing activities	9,168	60,156

Effects of exchange rate changes on the balance of cash held in foreign currencies	(70)	(157)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(36,522)	19,730
Cash, cash equivalents, and restricted cash at beginning of period	86,411	41,590
Cash, cash equivalents and restricted cash at end of period	$49,889	$61,320
Supplemental disclosure of cash flow information:
Interest paid	$1,147	$248
Equity transaction costs included in accounts payable and accrued expenses	$319	$806

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

In May 2021, the Company and Sumitomo Pharmaceuticals (Suzhou) announced positive topline results from Sumitomo Pharmaceuticals (Suzhou)’s Phase 3 clinical trial of lefamulin in Chinese adults with community-acquired bacterial pneumonia, or CABP. Sumitomo Pharmaceuticals (Suzhou)’s multi-center, randomized, double-blind trial was designed to evaluate the safety and efficacy of intravenous, or IV, to oral lefamulin compared to IV/oral moxifloxacin in 125 subjects with CABP. The results were similar to those observed in the global Phase 3 LEAP 1 and LEAP 2 clinical trials of lefamulin conducted by the Company. Consistent with previously reported clinical trial results, lefamulin was observed to be generally well-tolerated, with an overall rate of treatment-emergent adverse events, or TEAEs, comparable to that of moxifloxacin. The vast majority of TEAEs in both treatment arms were mild-to-moderate in severity, with serious adverse events occurring in 4% of lefamulin-treated patients and 10% of moxifloxacin-treated patients. TEAEs leading to discontinuation were uncommon and observed in just 5% of subjects in both treatment arms.

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

In September 2019, the Company announced that the oral and IV formulations of XENLETA (lefamulin) are available in the United States for the treatment of CABP, through major specialty distributors. This followed the approval by the FDA of the Company’s New Drug Application, or NDA, for XENLETA on August 19, 2019 for the treatment of adults with CABP. XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

In July 2018, the Company acquired Zavante Therapeutics Inc., or Zavante, a biopharmaceutical company focused on developing CONTEPO (fosfomycin for injection), and entered into an Agreement and Plan of Merger, or the Merger Agreement. CONTEPO is potentially a first-in-class epoxide antibiotic for IV administration in the United States. The Company is developing CONTEPO IV for cUTI and may potentially develop XENLETA and CONTEPO for additional indications. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with the Company’s NDA for CONTEPO for the treatment of cUTIs, including acute pyelonephritis, stating that it was unable to approve the application in its current form. The CRL requests that issues related to facility inspections and manufacturing deficiencies at Nabriva’s active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. The Company requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of Nabriva's contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. The Company resubmitted its NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. In June 2020, the FDA issued a second CRL on the NDA for CONTEPO. Although the Company’s European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at the Company’s manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions caused by the COVID-19 pandemic. In general, previously identified product quality and facility inspection related observations at the Company’s contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. The Company’s contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, the Company participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. On April 5, 2021, the FDA granted the Company’s request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, the Company is currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed the Company that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes pre-approval inspections, will continue to be prioritized going forward. CONTEPO has been granted Qualified Infectious Disease Product, or QIDP, and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, the Company cannot predict when the CONTEPO NDA will be resubmitted or when CONTEPO would receive marketing approval, if at all.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of June 30, 2021, the Company had cash and cash equivalents, restricted cash and short-term investments of $61.3 million.

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

In April 2020, the Company announced a restructuring of its hospital-based commercial sales force and transition to a community-based sales effort. The restructuring reduced costs to align with the capabilities of the Company’s sales effort with its strategic re-focus on making sales of XENLETA to community health care professionals. The termination of the sales force was timed, in part, to coincide with operational changes that were implemented by the Company in response to the outbreak of the novel coronavirus, SARS-CoV-2, causing the disease referred to as “COVID-19”. In response to the COVID-19 pandemic, the Company closed its administrative offices and shifted to a remote working business model. The Company implemented a work-from-home policy for all of its employees. The commercial and medical organizations suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The Company has secured a new virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace its hospital-based sale force. In September 2020, the Company began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives. The Company expanded this effort to 60 sales representatives in November 2020 and the Company may expand it further in 2021.

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

Based on its current operating plans, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements substantially through the first quarter of 2022. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

In June 2019, the Company entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies, pursuant to which, from time to time, the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

In May 2021, the Company entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, the Company’s existing Jefferies ATM Agreement was terminated. The Company did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, the Company had sold an aggregate of 5,925,699 of its ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to the Company of $31.9 million, after deducting commissions and offering expenses payable by the Company. The $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of June 30, 2021, the Company has issued and sold an aggregate of 14,318,074 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $26.1 million and net proceeds of $25.1 million, after deducting commissions to Jefferies and other offering expenses. From July 1, 2021 and through the date of this filing, the Company did not sell any shares under the New Sale Agreement.

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

2.            Summary of Significant Accounting Policies

Basis of Preparation

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or US GAAP, for interim financial information, and US Securities and Exchange Commission, or SEC, regulations for quarterly reporting. The unaudited consolidated financial statements include the accounts of Nabriva Therapeutics plc and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial information as of June 30, 2021 and for the three and six months ended June 30, 2020 and 2021 are unaudited. The December 31, 2020 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021 and results of operations for the three and six months ended June 30, 2020 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2020 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2021.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the six months ended June 30, 2021.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and would record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. As of June 30, 2021, the Company had a $0.9 million non-cash reserve for excess and obsolete finished goods inventory due to the uncertainty of commercial activities underlying XENLETA product sales. Inventory reported at December 31, 2020 and June 30, 2021 consisted of the following:

	As of	As of
	December 31,	June 30,
(in thousands)	2020	2021
Raw materials	$952	$1,379
Work in process	4,608	7,014
Finished goods	263	1,721
Total Inventory	$5,823	$10,113

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
June 30, 2021
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short term investments:
Term deposits	16	—	—	16
Total Assets	$8,066	$—	$—	$8,066

There were no transfers between Level 1 and 2 in the six months ended June 30, 2021 or the year ended December 31, 2020. There were no changes in valuation techniques during the six months ended June 30, 2021.

As of June 30, 2021, and December 31, 2020, the Company did not hold any financial instruments as liabilities that were held at fair value. Other receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

	December 31,	June 30,
(in thousands)	2020	2021
Research and development related costs	$1,055	$814
Payroll and related costs	4,049	3,747
Accounting, tax and audit services	470	500
Manufacturing and inventory	4,779	4,435
Accrued gross to net	662	3,482
Other	1,829	2,265
Total other current liabilities	$12,844	$15,243

6.           Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc., or Hercules, pursuant to which a term loan of up to an aggregate principal amount of $75.0 million was available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $5.0 million became available upon the approval by the FDA of the NDA for XENLETA, which was drawn down. The other tranches are no longer available as their contingencies were not achieved. The Company may request a term loan advance of $5.0 million (“the Tranche Advance”) prior to December 31, 2021 subject to Hercules’s sole discretion.

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

On March 11, 2020, the Company entered into an amendment, or the Third Amendment, to its Loan Agreement with Hercules. Pursuant to the Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, or the Prepayment. The Company determined to enter into the Third Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, or the Liquidity Requirement. Under the Third Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement.

On June 2, 2021, the Company entered into a further amendment, or the Fourth Amendment, to its Loan and Security Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which the Company must commence repaying principal under the Loan Agreement was extended to April 1, 2022, or the Amortization Date, which date may be extended until July 1, 2022, subject to the receipt by the Company of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance may be requested by the Company under the Loan Agreement, was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time the Company has recognized $15.0 million of net product revenue during the applicable trailing three months.

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted Hercules a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; and add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. The Company was in compliance with all of its Loan Agreement covenants at June 30, 2021.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Third Amendment, the Company recognized a non-cash $2.7 million loss on the extinguishment of debt during the three months ended March 31, 2020 which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at June 30, 2021 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2020 and June 30, 2021 consisted of the following:

	As of	As of
	December 31,	June 30,
(in thousands)	2020	2021
Term loan payable	$5,000	$5,000
End of term fee	2,048	2,188
Unamortized debt issuance costs	(206)	(193)
Carrying value of term loan	6,842	6,995
Other long-term debt	885	874
Less: Amounts due within one year	(2,041)	(1,823)
Total long-term debt	$5,686	$6,046

Maturities of long-term debt including the end of term fee as of June 30, 2021 were as follows:

(in thousands)
2021	$—
2022	$3,795
2023	$4,811

7.           Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2021	2020	2021
Product revenue, net	$(48)	$6,940	$108	$7,070
Collaboration revenues	7	813	152	2,815
Research premium	301	490	591	792
Government grants	227	—	425	95
Total	$487	$8,243	$1,276	$10,772

Collaboration revenues for the six months ended June 30, 2021 include $1.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou), as well as $1.2 million of the Company’s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. through April 11, 2021 (see Note 11).

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

For the six months ended June 30, 2020 and 2021 XENLETA product revenues, gross were $398 thousand and $310 thousand, respectively, including revenues from the Company´s Named Patient Program of $17 thousand for the six months ended June 30, 2021. SIVEXTRO product revenues, gross were $10.3 million since the Company began exclusive distribution of SIVEXTRO under its own National Drug Code, or NDC, on April 12, 2021. The Company´s product revenues, gross (i.e., delivered units multiplied by the contractual price per unit) are reduced by the corresponding gross-to-net, or GTN, estimates, resulting in the Company´s reported “product revenues, net” in the accompanying consolidated statements of operations. These GTN estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

The following tables summarizes gross-to-net (“GTN”) adjustments for the periods presented:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2020	2021	2020	2021
Product revenue, gross
SIVEXTRO	$—	$10,287	$—	$10,287
XENLETA	149	120	398	310
Total product revenue, gross	149	10,407	398	10,597
GTN accruals
Chargebacks and cash discounts	(5)	(222)	(13)	(228)
Medicaid and Medicare rebates	(18)	(1,003)	(46)	(1,018)
Other returns, rebates, discounts and adjustments	(35)	(2,196)	(92)	(2,235)
Total GTN accruals	(58)	(3,421)	(151)	(3,481)
Product revenue	91	6,986	247	7,116
Adjustments to prior period accruals
Returns reserve (1)	(349)	(132)	(349)	(132)
GTN accrual adjustments	210	86	210	86
Product revenue, net	$(48)	$6,940	$108	$7,070

(1) For the three and six months ended June 30, 2020, the Company recorded a returns reserve adjustment for slow-moving inventory, representing 50% of XENLETA IV inventory held at its Specialty Distributors, as well as an adjustment for returns from a single mail order specialty pharmacy. For the three and six months ended June 30, 2021, the Company recorded a returns reserve adjustment for shelf life expiration of certain XENLETA products.

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

The following table summarizes information regarding the Company’s stock option awards under the SOP 2015 for the six months ended June 30, 2021:

		Weighted
		average
		exercise	Aggregate
		price in	intrinsic
SOP 2015	Options	$ per share	value
Outstanding as of January 1, 2021	202,374	82.71
Granted	—	—
Exercised	—	—
Forfeited	(32,824)	88.93
Outstanding as of June 30, 2021	169,550	81.51	$—
Vested and exercisable as of June 30, 2021	169,141	81.48	$—

Stock-based compensation expense under the SOP 2015 was $0.3 million and $0.6 million for the three and six months ended June 30, 2020 and $38 thousand and $169 thousand for the three and six months ended June 30, 2021, respectively.

The weighted average remaining contractual life of the options as of June 30, 2021 was 4.9 years.

As of June 30, 2021, there was $3 thousand of total unrecognized compensation expense, related to unvested options granted under the SOP 2015, which will be recognized over the weighted-average remaining vesting period of 0.1 years.

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

The following table summarizes information regarding the Company’s stock option awards under the 2017 Plan for the six months ended June 30, 2021:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2017 Plan	Options	per share	value
Outstanding as of January 1, 2021	442,844	30.89
Granted	—	—
Exercised	—	—
Forfeited	(101,204)	32.82
Outstanding as of June 30, 2021	341,640	30.31	$—
Vested and exercisable as of June 30, 2021	231,403	34.75	$—

Stock-based compensation expense for stock option awards under the 2017 Plan was $0.5 million and $1.1 million for the three and six months ended June 30, 2020 and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

The weighted average remaining contractual life of the options as of June 30, 2021 is 7.5 years.

As of June 30, 2021, there was $1.4 million of total unrecognized compensation expense, related to unvested options granted under the 2017 Plan, which will be recognized over the weighted-average remaining vesting period of 1.2 years.

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

During 2018, the Company granted RSUs to certain employees where vesting of the RSUs was subject to FDA approval of an NDA for XENLETA. Fifty percent (50%) of each RSU award vested upon FDA approval, and the remaining fifty percent (50%) vested on the one- year anniversary of such approval. In connection with the FDA approval that was received in August 2019, the Company started recognizing compensation expense, as there was no compensation expense recognized on these awards prior to the FDA approval as it was determined that approval was not probable since it was outside of the Company’s control. Also during 2018, the Company granted RSUs to certain employees that have vested in three six-month increments beginning in May 2019 and ending in May 2020. Lastly, the Company granted RSUs in 2018 to certain employees where vesting of the RSUs is subject to FDA approval of an NDA for CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval.

The following table summarizes information regarding the Company´s RSU awards under the 2017 Plan for the six months ended June 30, 2021:

		Weighted
		average fair
2017 Plan	RSUs	value in $ per share
Outstanding as of January 1, 2021	151,269	14.56
Granted	—	—
Vested and issued	(42,752)	13.98
Forfeited	(30,640)	13.62
Outstanding as of June 30, 2021	77,877	14.19

Stock-based compensation expense for RSUs granted under the 2017 Plan was $0.4 million and $1.0 million for the three and six months ended June 30, 2020 and $0.1 million and $0.3 million for the three and six months ended June 30, 2021, respectively.

The Company has total unrecognized compensation costs of $0.4 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 2.6 years. The fair value of RSU’s that vested during the six months ended June 30, 2021 was $0.2 million.

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

The following table summarizes information regarding the Company’s stock option awards under the 2019 Inducement Plan for the six months ended June 30, 2021:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2019 Inducement Plan	Options	per share	value
Outstanding as of January 1, 2021	25,815	19.04
Granted	—	—
Exercised	—	—
Forfeited	(13,053)	18.20
Outstanding as of June 30, 2021	12,762	19.90	$—
Vested and exercisable as of June 30, 2021	8,510	19.16	$—

Stock-based compensation expense under the 2019 Inducement Plan was less than $0.1 million for the three and six months ended June 30, 2020 and $7 thousand and $23 thousand for the three and six months ended June 30, 2021, respectively.

The weighted average remaining contractual life of the options as of June 30, 2021 was 8.2 years.

As of June 30, 2021, there was $53 thousand of total unrecognized compensation expense, related to unvested options granted under the 2019 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 2.0 years.

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

Stock-based compensation expense for the inducement awards granted outside of the 2019 Inducement Plan was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, and $0.1 million and $0.2 million for the three and six months ended June 30, 2021. The performance-based RSUs had a grant date fair value of $3.53 per share and the options had a grant date fair value of $2.05 per share based on a Black Scholes option pricing model. No expense has been recognized to date on the performance based RSUs as it was determined that approval of CONTEPO is not probable since it is outside of the Company’s control.

The weighted average remaining contractual life of the options as of June 30, 2021 was 7.1 years.

As of June 30, 2021, there was $0.5 million of total unrecognized compensation expense, related to unvested inducement award options granted, which will be recognized over the weighted-average remaining vesting period of 1.1 years.

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

At June 30, 2021, 657,575 ordinary shares were available for future issuance under the 2020 Plan.

The following table summarizes information regarding the Company’s stock option awards under the 2020 Plan for the six months ended June 30, 2021:

		Weighted
		average
		exercise	Aggregate
		price in $	intrinsic
2020 Plan	Options	per share	value
Outstanding as of January 1, 2021	296,805	10.18
Granted	21,000	1.39
Exercised	—	—
Forfeited	(107,325)	5.70
Outstanding as of June 30, 2021	210,480	9.87	$—
Vested and exercisable as of June 30, 2021	—	—	$—

Stock-based compensation expense for stock option awards under the 2020 Plan was $51 thousand and $65 thousand for the three and six months ended June 30, 2020 and $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively. The options granted in the six months ended June 30, 2021 had a weighted average grant date fair value of $0.90 per share based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	77.3%
Expected term of options (in years)	5.5
Range of risk-free interest rate	1.0%
Dividend yield	—

The weighted average remaining contractual life of the options as of June 30, 2021 was 7.9 years.

As of June 30, 2021, there was $0.6 million of total unrecognized compensation expense related to unvested options granted under the 2020 Plan, which will be recognized over the weighted-average remaining vesting period of 1.5 years.

Restricted Share Units (“RSUs”)

During 2020, the Company granted 45,977 RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022, with a grant date fair value of $7.88 per share. Also during 2020, the Company granted 43,125 RSUs to certain employees with a grant date fair value of $5.30 per share, where vesting of the RSUs was subject to individual performance goals. During the six months ended June 30, 2021, the Company granted 341,935 RSUs to certain employees that vest in annual increments beginning January 2022 and ending in January 2025. Additionally, the Company granted 7,000 RSUs to each our former CMO and former CFO, which vest as to 50% of the shares underlying the RSUs each year over the term of their respective consulting agreements. For the three and six months ended June 30, 2021, stock-based compensation expense of $0.2 million and $0.3 million was recognized for these RSUs, respectively. As of June 30, 2021, there was $1.3 million of unrecognized compensation expense related to unvested RSUs, which will be recognized over the weighted-average remaining vesting period of 2.0 years.

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

The following table summarizes information regarding the Company’s stock option awards under the 2021 Inducement Plan for the six months ended June 30, 2021:

Weighted
average
		exercise	Aggregate
		price in $	intrinsic
2021 Inducement Plan	Options	per share	value
Outstanding as of January 1, 2021	—	—
Granted	129,250	1.66
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2021	129,250	1.66	$—
Vested and exercisable as of June 30, 2021	—	—	$—

Stock-based compensation expense recognized for the 2021 Inducement Plan was $8 thousand for the three and six months ended June 30, 2021. The options granted in the six months ended June 30, 2021 had a weighted average grant date fair value of $1.09 per share based on a Black Scholes option pricing model using the following assumptions. The significant inputs into the model were as follows:

Input parameters
Expected volatility	75.3% - 76.3%
Expected term of options (in years)	6.1
Risk-free interest rate	1.02% - 1.16%
Dividend yield	—

At June 30, 2021, 70,750 ordinary shares were available for future issuance under the 2021 Inducement Plan.

The weighted average remaining contractual life of the options as of June 30, 2021 was 9.1 years.

As of June 30, 2021, there was $142 thousand of total unrecognized compensation expense related to unvested options granted under the 2021 Inducement Plan, which will be recognized over the weighted-average remaining vesting period of 4.0 years.

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

9.           Income Tax Expense

For the three and six months ended June 30, 2020 the Company recorded a tax expense of $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2021 the Company recorded a tax expense of $0.6 million and $0.8 million, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at June 30, 2021 and December 31, 2020.

10.         Earnings (Loss) per Share

Basic and diluted loss per share

For the three and six months ended June 30, 2020 and 2021, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2021	2020	2021
Net loss for the period	$(15,441)	$(11,754)	$(38,700)	$(25,735)
Weighted average number of shares outstanding	11,277,825	40,573,848	10,368,670	33,532,837
Basic and diluted loss per share	$(1.37)	$(0.29)	$(3.73)	$(0.77)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
Stock option awards	1,027,485	948,682	1,027,485	948,682
Restricted share units	189,398	741,484	189,398	741,484
Warrants	5,438,842	10,619,347	5,438,842	10,619,347

11.         Significant Arrangements and License Agreements

China Region License Agreement

In March 2018, the Company entered into the China Region License Agreement, with Sinovant Sciences, Ltd., or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the China Region License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, the Company’s wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the China Region Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, together the Territory. In May 2021, the Company entered into an assignment, assumption and novation agreement, or the Assignment Agreement, pursuant to which the Company consented to the assignment by Sinovant, an affiliate of Roivant Sciences, Ltd., of the China Region License Agreement to develop and commercialize lefamulin in the greater China region to Sumitomo Pharmaceuticals (Suzhou), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”). Pursuant to the Assignment Agreement, the Company agreed to release Sinovant and its affiliates from their obligations under the China Region License Agreement and consented to Sumitomo Pharmaceuticals (Suzhou)’s assumption of such obligations. In addition, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, has agreed to guarantee all of the obligations of Sumitomo Pharmaceuticals (Suzhou) under the China Region License Agreement.

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The Company has received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. The Company will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Territory. In December 2020, the Company announced the restructuring of its China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. As of June 30, 2021, management determined that the remaining $1.0 million milestone payment was probable of achieving and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, which was $1.3 million during the six months ended June 30, 2021, based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

Except for the manufacturing collaboration and regulatory support discussed above, Sumitomo Pharmaceuticals (Suzhou) will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing China Region Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize China Region Licensed Products in the Territory. The Company is obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sumitomo Pharmaceuticals (Suzhou) a sufficient supply of lefamulin for Sumitomo Pharmaceuticals (Suzhou) to manufacture finished drug products for development and commercialization of the China Region Licensed Products in the Territory.

Unless earlier terminated, the China Region License Agreement will expire upon the expiration of the last royalty term for the last China Region Licensed Product in the Territory, which the Company expects will occur in 2033. Following the expiration of the last royalty term, the license granted to Sumitomo Pharmaceuticals (Suzhou) will become non-exclusive, fully-paid, royalty-free and irrevocable. The China Region License Agreement may be terminated in its entirety by Sumitomo Pharmaceuticals (Suzhou) upon 180 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the China Region License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the China Region License Agreement under specified circumstances relating to the other party’s insolvency. The Company has the right to terminate the China Region License Agreement immediately if Sumitomo Pharmaceuticals (Suzhou) does not reach certain development milestones by certain specified dates (subject to specified cure periods). The China Region License Agreement contemplates that the Company will enter into ancillary agreements with Sumitomo Pharmaceuticals (Suzhou), including clinical and commercial supply agreements and a pharmacovigilance agreement.

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize the Licensed Products in Canada in all uses in humans in CABP and in any other indication for which the Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC established a joint development committee (the “Sunovion JDC”), to review and oversee regulatory approval and commercialization plans in the Territory. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Territory. On November 7, 2019, the Company, through Sunovion, submitted a NDS. Health Canada determined there was a screening deficiency in

December 2019 and a response from the Company/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. The NDS approval occurred on July 10, 2020.

The Company identified two performance obligations at inception: (1) the delivery of the exclusive license to Sunovion, which the Company has determined is a distinct license of functional intellectual property that Sunovion has obtained control of; and, (2) the participation in the Sunovion JDC. The $1.0 million non-refundable upfront payment was allocated entirely to the delivery of the license as the Sunovion JDC deliverable was deemed to be de minimis. With the NDS approval that occurred on July 10, 2020, the Company received a regulatory milestone payment of $0.5 million. Any future regulatory and commercial milestone payments under the Sunovion License Agreement will be recorded during the period the milestones become probable of achievement.

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, the Company entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck & Co., Inc., Kenilworth, NJ, USA. Under the Distribution Agreement, upon satisfaction of certain specified conditions, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient (marketed and sold by Supplier and MSD prior to the effective date of the Distribution Agreement under the trademark SIVEXTRO®) for injection, intravenous use and oral use, or the Products, in final packaged form labeled with the Company’s National Drug Code numbers in the United States and its territories, or the Territory. As of April 12, 2021, the Company began exclusive distribution of SIVEXTRO in the United States and certain of its territories. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. Under the Distribution Agreement and subject to the fulfillment of certain conditions, including the Company having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, the Company is granted the right by MSD initially to promote the Products in the Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the Territory, including the sole right and responsibility to fill orders with respect to the Products in the Territory. The Company has successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with the Company´s own Nabriva NDC beginning April 12, 2021. Subject to applicable law, the Company is entitled to determine the final selling prices of the Products charged by the Company to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. The Company is responsible for all costs related to the promotion, sale and distribution of the Products by the Company, as well as all costs required to meet the Company’s staffing obligations under the Distribution Agreement. The Company is obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the Territory. The Company has agreed to employ a sales force or retain the services of a contract sales organization to fulfill its obligations under the Distribution Agreement. In September 2020, the Company began a small and focused sales effort, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. The Company expanded this effort to 60 sales representatives in November 2020 and the Company may expand it further in 2021.

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

On October 21, 2020, the parties mediated this case and reached a settlement. On January 28, 2021, the court preliminarily approved the settlement. On May 14, 2021, the court issued an order and final judgment granting final approval of the settlement, plaintiff’s application for attorneys’ fees and reimbursement of litigation expenses, and a reimbursement award for the lead plaintiff, and closed the case. The settlement will be covered in full by the Company’s directors’ and officers’ insurance.

Other Commitments and Contingencies

The Company has other contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the three months ended June 30, 2021, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations relating to contract research organizations and contract manufacturing organizations.

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

13.         Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of June 30, 2021, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to, or disclosure in the financial statements, except as described below.

On August 4, 2021, our wholly-owned subsidiary, Nabriva Therapeutics Ireland DAC, entered into an amendment, or the First Amendment, to its API Supply Agreement, or the Hovione Supply Agreement, with Hovione Limited, or Hovione, which provides for the long-term commercial supply of the active pharmaceutical ingredients, or API, for XENLETA. Under the First Amendment, Hovione agreed to cancel our May 2021 purchase order for XENLETA API, which represented our minimum purchase requirement under the Hovione Supply Agreement. In addition, pursuant to the First Amendment, Hovione agreed to reduce our annual minimum purchase requirements for XENLETA API to no minimum purchase requirement in 2021, by 50% from 2022 to 2024 and by 25% in 2025, in consideration for cash payments from us totaling €3.2 million and the right to a low single-digit royalty on total net sales of XENLETA in the United States for a period commencing on August 4, 2021 and ending on November 22, 2030, or the Royalty Term, which royalty payments shall be no greater than an aggregate of €10.0 million. If the aggregate amount of royalties payments received by Hovione under the First Amendment is less than an aggregate of €4.0 million, we are obligated to pay Hovione the difference in a lump sum payment at the end of the Royalty Term. In addition, pursuant to the First Amendment, Hovione agreed to extend the duration of the Hovione Supply Agreement from November 22, 2025 to November 22, 2030 with annual minimum purchase requirements for 2026 to 2030 at the newly agreed annual minimum purchase amount for 2025. Pursuant to the First Amendment, upon the occurrence of certain events of insolvency for us, any unpaid minimum annual commitment amounts and royalty amounts under the agreement will become immediately due and payable.

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

We began to market SIVEXTRO in the United States in September 2020 after entering into a Sales Promotion and Distribution Agreement with subsidiaries of Merck in July 2020. SIVEXTRO is approved for treatment of acute bacterial skin and skin structure infections, or ABSSSI, caused by certain susceptible Gram-positive microorganisms. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and patients 12 years of age and older for the treatment of ABSSSI caused by susceptible isolates of the following Gram-positive microorganisms: Staphylococcus aureus, including methicillin-resistant, or MRSA, and methicillin-susceptible, or MSSA, isolates, Streptococcus pyogenes, Streptococcus agalactiae, Streptococcus anginosus group (including Streptococcus anginosus, Streptococcus intermedius and Streptococcus constellatus), and Enterococcus faecalis. SIVEXTRO is now listed in the National Drug Code (NDC) Directory under our label and as of April 12, 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. On and after April 12, 2021, we began to recognize 100% of net product sales of SIVEXTRO and related cost of product sales in our results of operations. We are also developing CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, in the United States.

We may potentially develop XENLETA and CONTEPO for additional indications. Both XENLETA formulations and CONTEPO were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the FDA. Incentives for QIDP status include an additional five years of exclusivity, in addition to any other exclusivity periods, as well as fast track and priority review status, for which both XENLETA formulations and CONTEPO are eligible.

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

We submitted a new drug application, or NDA, for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. The FDA has granted fast track designation to CONTEPO under the Generating Antibiotics Incentives Now Act, or the GAIN Act. In April 2019, the FDA issued a Complete Response Letter, or CRL, in connection with our NDA for CONTEPO for the treatment of cUTI, including AP, stating that is was unable to approve the application in its current form. Specifically, the CRL requested that we address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer. We held a “Type A” meeting with the FDA in July 2019 to discuss its findings and resubmitted our NDA seeking marketing approval for CONTEPO in December 2019. In June 2020, the FDA issued a second CRL. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the second CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. In general, previously identified product quality and facility inspection related observations at our contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA has accepted the Company’s request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, the Company is currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes pre-approval inspections, will continue to be prioritized going forward. CONTEPO has been granted Qualified Infectious Disease Product (QIDP) and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, we cannot predict when the CONTEPO NDA will be resubmitted, or when CONTEPO would receive marketing approval, if at all.

Since inception, we have incurred significant operating losses. As of June 30, 2021 we had an accumulated deficit of $572.0 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In light of the COVID-19 pandemic, a substantial decrease of non-COVID-19 respiratory infections, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, the timing and amount of sales of XENLETA, SIVEXTRO or any product candidates are uncertain. Based on our current forecasts and plans, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

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

Business Update Regarding COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak had an impact on the global economy, resulting in rapidly changing market and economic conditions. National and local governments around the world instituted certain measures, including travel bans, prohibitions on group events and gatherings, shutdowns of certain non-essential businesses, curfews, shelter-in-place orders and recommendations to practice social distancing. The COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the U.S. economy and financial markets.

The extent of the impact of COVID-19 on our business will depend on the length and severity of the pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on our business. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. The full impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the adoption of work-from-home policies, all of which have had, and we believe will continue to have, an impact on our consolidated results of operations, financial position and cash flows.

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

License Agreement with Sumitomo Pharmaceuticals (Suzhou)

In March 2018, we entered into the China Region License Agreement with Sinovant Sciences, Ltd., or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the China Region License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the China Region Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, together the Territory. In May 2021, we entered into an assignment, assumption and novation agreement, or the Assignment Agreement, with Roivant Sciences Ltd., Roivant China Holdings Ltd., Sinovant Sciences HK Limited, Sinovant, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, and Sumitomo Pharmaceuticals (Suzhou) Co., Ltd., or Sumitomo Pharmaceuticals (Suzhou), a wholly-owned subsidiary of Sumitomo, pursuant to which we consented to the assignment by Sinovant, an affiliate of Roivant Sciences, Ltd., of the China Region License Agreement to Sumitomo Pharmaceuticals (Suzhou). Pursuant to the Assignment Agreement, we agreed to release Sinovant and its affiliates from their obligations under the China Region License Agreement and consented to Sumitomo Pharmaceuticals (Suzhou)’s assumption of such obligations. In addition, Sumitomo has agreed to guarantee all of the obligations of Sumitomo Pharmaceuticals (Suzhou) under the China Region License Agreement. The Assignment Agreement is conditioned upon, and will be effective upon, the closing of the purchase by Sumitomo Pharmaceuticals (Suzhou) of Sinovant’s rights and obligations under the China Region License Agreement, which purchase is subject to certain conditions and is expected to close in the second calendar quarter of 2021.

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. We have received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. We will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Territory. In December 2020, we announced the restructuring of the China Region License Agreement. The restructured agreement provides for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by us that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to us that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. During the first quarter of 2021 management determined that the remaining $1.0 million milestone payment was probable of achieving and therefore we are recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, which was $1.3 million during the six months ended June 30, 2021, based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

Except for the manufacturing collaboration and regulatory support discussed above, Sumitomo Pharmaceuticals (Suzhou) will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing China Region Licensed Products in the Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize China Region Licensed Products in the Territory. We are obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sumitomo Pharmaceuticals (Suzhou) a sufficient supply of lefamulin for Sumitomo Pharmaceuticals (Suzhou) to manufacture finished drug products for development and commercialization of the China Region Licensed Products in the Territory.

Unless earlier terminated, the China Region License Agreement will expire upon the expiration of the last royalty term for the last China Region Licensed Product in the Territory, which we expect will occur in 2033. Following the expiration of the last royalty term, the license granted to Sumitomo Pharmaceuticals (Suzhou) will become non-exclusive, fully-paid, royalty-free and irrevocable. The China Region License Agreement may be terminated in its entirety by Sumitomo Pharmaceuticals (Suzhou) upon 180 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the China Region License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the China Region License Agreement under specified circumstances relating to the other party’s insolvency. We have the right to terminate the China Region License Agreement immediately if Sumitomo Pharmaceuticals (Suzhou) does not reach certain development milestones by certain specified dates (subject to specified cure periods). The China Region License Agreement contemplates that we will enter into ancillary agreements with Sumitomo Pharmaceuticals (Suzhou), including clinical and commercial supply agreements and a pharmacovigilance agreement.

In May 2021, we and Sumitomo Pharmaceuticals (Suzhou) announced positive topline results from Sumitomo Pharmaceuticals (Suzhou)’s Phase 3 clinical trial of lefamulin in Chinese adults with CABP. Sumitomo Pharmaceuticals (Suzhou)’s multi-center, randomized, double-blind trial was designed to evaluate the safety and efficacy of intravenous, or IV, to oral lefamulin compared to IV/oral moxifloxacin in 125 subjects with CABP. Subjects were randomized 2:1 to lefamulin and moxifloxacin and stratified by prior antibiotic exposure, pneumonia severity index, or PSI, risk class and renal impairment. Study drugs were dosed in double-dummy double-blinded fashion (lefamulin: 150 mg IV every 12 hours, 600 mg oral every 12 hours; moxifloxacin: 400 mg IV once daily, 400 mg oral once daily). Lefamulin met the primary endpoint of non-inferiority vs. moxifloxacin for Investigator Assessment of Clinical Response at Test of Cure, or IACR-TOC, in the modified intent to treat, or mITT, population, with success rates of 76.8% (n = 63/82) for lefamulin and 71.4% (n = 30/42) for moxifloxacin. This finding was consistent across subgroups. On the key secondary endpoint of IACR-TOC in the clinically evaluable population, success rates were 86.0% (n = 49/57) and 86.2% (n = 25/29) in the lefamulin and moxifloxacin arms, respectively. These results are similar to those observed in the global Phase 3 LEAP 1 and LEAP 2 clinical trials of lefamulin conducted by us. Consistent with previously reported clinical trial results, lefamulin was observed to be generally well-tolerated, with an overall rate of treatment-emergent adverse events, or TEAEs, comparable to that of moxifloxacin. The vast majority of TEAEs in both treatment arms were mild-to-moderate in severity, with serious adverse events occurring in 4% of lefamulin-treated patients and 10% of moxifloxacin-treated patients. TEAEs leading to discontinuation were uncommon and observed in just 5% of subjects in both treatment arms.

In recognition of the rising rates of bacterial resistance in China and because CABP is commonly associated with acute respiratory viruses infections, including influenza and coronavirus, and based on XENLETA’s robust safety and efficacy data in the treatment of patients with CABP generated globally and in China, Sumitomo Pharmaceuticals (Suzhou) is in active discussions with China’s National Medical Products Administration to expedite development activities and regulatory filings for lefamulin in mainland China. Despite the serious measures taken to control COVID-19, which significantly impacted the treatment of bacterial pneumonia patients, enrollment in a pivotal trial in China was completed in early February 2021. The filing by Sumitomo Pharmaceuticals (Suzhou) for regulatory approval in China is expected to occur in the second half of 2021. Based on our recent discussions with Sumitomo Pharmaceuticals (Suzhou), we believe that a marketing application for Lefamulin in China is on track to be filed by Sumitomo Pharmaceuticals (Suzhou) in the second half of 2021.

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

Sales Promotion and Distribution Agreement with Merck & Co., Inc.

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck & Co., Inc. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed us as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the Territory. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. On April 12, 2021, in accordance with the terms of the Distribution Agreement, we began exclusive distribution of SIVEXTRO under our National Drug Code, or NDC, and we recognize 100% of net product sales of SIVEXTRO in our results of operations.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including us having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right by MSD initially to promote the Products in the Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the Territory, including the sole right and responsibility to fill orders with respect to the Products in the Territory. We successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with our own Nabriva NDC beginning April 12, 2021. Subject to applicable law, we are entitled to determine the final selling prices of the Products charged by us to our customers at our sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. We are responsible for all costs related to the promotion, sale and distribution of the Products by us, as well as all costs required to meet our staffing obligations under the Distribution Agreement. We are obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the Territory. We have agreed to employ a sales force or retain the services of a contract sales organization to fulfill our obligations under the Distribution Agreement. In September 2020, we began a small and focused sales effort, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. To date, we have satisfied our requirements under the Distribution Agreement.

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

Financial Operations Overview

Revenue

In September 2019 we had our commercial launch of XENLETA and in April 2021 we began began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the six months ended June 30, 2021, we recorded $310 thousand of XENLETA and $10.3 million of SIVEXTRO product revenue, gross and $160 thousand of XENLETA and $6.9 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns. Collaboration revenues for the six months ended June 30, 2021 included $1.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou), as well as $1.2 million of our share of revenues through April 11, 2021 associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. which commenced at the end of September 2020. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA and SIVEXTRO. Our distribution partners continue to primarily utilize their existing inventory to satisfy product demand for XENLETA which in turn impacted sales in the first six months of 2021. Additionally, any legacy National Drug Code, or NDC, labeled SIVEXTRO product still available in the distribution channel, could potentially impact our net product revenue for SIVEXTRO in the short term. In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. According to the Centers for Disease Control and Prevention, or CDC, there have been lower incidences of influenza-like illness cases within the United States from a median of 49,696 per week during the period of September 2019 through February 2020, to 19,537 during the period of March through May 2020, which are largely responsible for the seasonality observed with community-acquired bacterial pneumonia and which lead to the decrease in bacterial respiratory tract infection rates, indicated by the decrease in the number of physician office visits, hospitalizations and antibiotic prescriptions. Data from clinical laboratories in the United States indicated a 61% decrease in the number of specimens submitted and a 98% decrease in influenza activity as measured by percentage of submitted specimens testing positive. In September 2020, we began a small and focused sales effort for SIVEXTRO and

XENLETA, by utilizing 15 sales representatives. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

Our revenues for the six months ended June 30, 2021 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates, which are more fully described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Research and Development Expenses

Research and development expenses represented 24.4% and 19.7% of our total operating expenses for the six months ended June 31, 2020 and 2021, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Six Months Ended June 30,
(in thousands)	2020	2021
Direct Costs
XENLETA	$1,199	$823
CONTEPO	496	206
Other programs and initiatives	641	708
Indirect Costs	6,439	5,281
Total	$8,775	$7,018

We expect to continue to incur research and development expenses in connection with required regulatory activities, our activities related to our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, and may incur costs related to the pursuit of the clinical development of lefamulin and CONTEPO for additional indications including the treatment of resistant bacterial infections in patients with cystic fibrosis and engagement in earlier stage research and development activities. We anticipate initiating a Phase 1 clinical trial of XENLETA for the treatment of resistant bacterial infections in patients with cystic fibrosis, or CF, before the end of 2021. Given the ongoing COVD-19 pandemic and the high risk it puts CF patients under, it is difficult to estimate recruitment timelines at this time. It is difficult to estimate the duration and completion costs of our research and development programs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 74.5% and 69.9% of our total operating expenses for the six months ended June 30, 2020 and 2021, respectively.

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

Cost of Product Sales

Cost of product sales represented 1.0% and 10.3% of our total operating expenses for the six months ended June 30, 2020 and 2021, respectively. Cost of product sales represents the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2021

	Three Months Ended June 30,
(in thousands)	2020	2021	Change
Consolidated Operations Data:
Product revenue, net	$(48)	$6,940	$6,988
Collaboration revenue	7	813	806
Research premium and grant revenue	528	490	(38)
Total revenue	487	8,243	7,756
Costs and Expenses:
Cost of product sales	(368)	(3,621)	(3,253)
Research and development expenses	(3,831)	(3,150)	681
Selling, general and administrative expenses	(10,741)	(12,854)	(2,113)
Total operating expenses	(14,940)	(19,625)	(4,685)
Loss from operations	(14,453)	(11,382)	3,071
Other income (expense):
Other income (expense), net	(634)	470	1,104
Interest income (expense), net	(235)	(236)	(1)
Loss before income taxes	(15,322)	(11,148)	4,174
Income tax benefit (expense)	(119)	(606)	(487)
Net loss	$(15,441)	$(11,754)	$3,687

Revenues

Revenues increased by $7.8 million from $0.5 million for the three months ended June 30, 2020 to $8.2 million for the three months ended June 30, 2021, primarily due to a $7.0 million increase in product revenue, net of which $6.9 million was driven by SIVEXTRO, an increase of $0.8 million in collaboration revenues for the three months ended June 30, 2021, which includes $0.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, as well as $0.2 million of our share of revenues through April 11, 2021 associated with the SIVEXTRO distribution agreement.

Cost of Product Sales

Cost of product sales increased by $3.3 million from $0.4 million for the three months ended June 30, 2020 to $3.6 million for the three months ended June 30, 2021. The increase was primarily due to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of product sales for XENLETA primarily represents direct and indirect manufacturing costs, while cost of product sales for SIVEXTRO represent the actual purchase cost for the finished product from Merck. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales for XENLETA will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. For the three months ended June 30, 2021, changes to our non-cash reserve for excess and obsolete finished goods inventory due to the uncertainty of commercial activities underlying XENLETA sales were $0.2 million.

Research and Development Expenses

Research and development expenses decreased by $0.7 million from $3.8 million for the three months ended June 30, 2020 to $3.2 million for the three months ended June 30, 2021. The decrease was primarily due to a $0.2 million decrease in stock-based compensation expense, a $0.4 million decrease in staff costs, and a $0.2 million decrease in research materials and purchased services, partly offset by a $0.1 million increase in consulting costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased by $2.1 million from $10.7 million for the three months ended June 30, 2020 to $12.9 million for the three months ended June 30, 2021. The increase was primarily due to a $4.4 million increase in advisory and external consultancy expenses primarily related to commercialization activities and professional service fees for the relaunch of XENLETA and SIVEXTRO, partly offset by a $1.1 million decrease in staff costs due to the reduction of headcount, a $0.3 million decrease in stock-based compensation expense, a $0.7 million decrease in legal fees and a $0.2 million decrease in infrastructure costs.

Other Income (Expense), net

Other income (expense), net, decreased by $1.1 million for the three months ended June 30, 2021 primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net was $0.2 million for both the three months ended June 30, 2020 and 2021.

Income Tax Expense

Our income tax expense increased by $0.5 million from $0.1 million for the three months ended June 30, 2020 to $0.6 million for the three months ended June 30, 2021, driven by gross profit from SIVEXTRO resulting in taxable U.S. income.

Comparison of Six Months Ended June 30, 2020 and 2021

	Six Months Ended June 30,
(in thousands)	2020	2021	Change
Consolidated Operations Data:
Product revenue, net	$108	$7,070	$6,962
Collaboration revenue	152	2,815	2,663
Research premium and grant revenue	1,016	887	(129)
Total revenue	1,276	10,772	9,496
Costs and Expenses:
Cost of product sales	(376)	(3,683)	(3,307)
Research and development expenses	(8,775)	(7,018)	1,757
Selling, general and administrative expenses	(26,766)	(24,901)	1,865
Total operating expenses	(35,917)	(35,602)	315
Loss from operations	(34,641)	(24,830)	9,811
Other income (expense):
Other income (expense), net	164	348	184
Interest income (expense), net	(1,195)	(457)	738
Loss on extinguishment of debt	(2,757)	—	2,757
Loss before income taxes	(38,429)	(24,939)	13,490
Income tax benefit (expense)	(271)	(796)	(525)
Net loss	$(38,700)	$(25,735)	$12,965

Revenues

Revenues increased by $9.5 million from $1.3 million for the six months ended June 30, 2020 to $10.8 million for the six months ended June 30, 2021, primarily due to a $7.0 million increase in product revenue, net of which $6.9 million was driven by SIVEXTRO, as well as an increase of $2.7 million of collaboration revenues for the six months ended June 30, 2021, which includes $1.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, as well as $1.2 million of our share of revenues associated with the SIVEXTRO distribution agreement.

Cost of Product Sales

Cost of product sales increased by $3.3 million from $0.4 million for the six months ended June 30, 2020 to $3.7 million for the six months ended June 30, 2021. The increase was primarily due to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of product sales for XENLETA primarily represents direct and indirect manufacturing costs, while cost of product sales for SIVEXTRO represent the actual purchase cost for the finished product from Merck. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of product sales for XENLETA will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. For the six months ended June 30, 2021, changes to our non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA sales were $0.2 million.

Research and Development Expenses

Research and development expenses decreased by $1.8 million from $8.8 million for the six months ended June 30, 2020 to $7.0 million for the six months ended June 30, 2021. The decrease was primarily due to a $0.5 million decrease in stock-based compensation expense, a $1.0 million decrease in staff costs and a $0.4 million decrease in research materials and purchased services.

Selling, General and Administrative Expenses

Selling, general and administrative expense decreased by $1.9 million from $26.8 million for the six months ended June 30, 2020 to $24.9 million for the six months ended June 30, 2021. The decrease was primarily due to a $5.9 million decrease in staff costs due to the reduction of headcount, a $0.9 million decrease in stock-based compensation expense, a $0.7 million decrease in travel costs, a $0.8 million decrease in legal fees, and a $0.4 million decrease in infrastructure costs, partly offset by a $6.9 million increase in advisory and external consultancy expenses primarily related to commercialization activities and professional service fees for the relaunch of XENLETA and SIVEXTRO.

Other Income (Expense), net

Other income (expense), net, decreased by $0.2 million for the six months ended June 30, 2021 primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.7 million due the repayment of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Loss on Extinguishment of Debt

In connection with the third amendment to our Loan Agreement with Hercules, we recognized a non-cash $2.8 million loss on the extinguishment of debt during the six months ended June 30, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt.

Income Tax Expense

Our income tax expense increased by $0.5 million from $0.3 million for the three months ended June 30, 2020 to $0.8 million for the three months ended June 30, 2021, driven by gross profit from SIVEXTRO resulting in taxable U.S. income.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements. As of June 30, 2021, we had cash and cash equivalents, restricted cash and short-term investments of $61.3 million.

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

In June 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

In May 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of its ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of June 30, 2021, we have issued and sold an aggregate of 14,318,074 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $26.1 million and net proceeds of $25.1 million, after deducting commissions to Jefferies and other offering expenses. From July 1, 2021 and through the date of this filing, we did not sell any shares under the New Sale Agreement.

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

As of June 30, 2021, we had cash and cash equivalents, restricted cash and short-term investments of $61.3 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2021:

	Six Months Ended June 30,
(in thousands)	2020	2021
Net cash (used in) provided by:
Operating activities	$(45,372)	$(40,200)
Investing activities	(248)	(69)
Financing activities	9,168	60,156
Effects of foreign currency translation on cash	(70)	(157)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,522)	$19,730

Operating Activities

Cash flow used in operating activities decreased by $5.2 million from $45.4 million for the six months ended June 30, 2020 to $40.2 million for the six months ended June 30, 2021 primarily due to due to a $9.0 million decrease in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods, offset by higher working capital of $3.8 million primarily due to decreases in accrued expenses and other current liabilities.

Investing Activities

Cash flow used in investing activities for the purchase of property and equipment was less than $0.1 million for the six months ended June 30, 2021.

Financing Activities

Cash flow generated from financing activities for the six months ended June 30, 2021 was $60.2 million from our March 2021 financing, as well as our New Sale Agreement. Cash flow generated from financing activities for the six months ended June 30, 2020 was $9.2 million, primarily from total net proceeds of approximately $39.1 million from the securities purchase agreement entered into in May 2020, as well as our Jefferies ATM Agreement, partly offset by the repayment of $30.0 million of long-term borrowings on our debt facility in the six months ended June 30, 2020.

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

As described above, on March 11, 2020, we entered into an Amendment to our Loan Agreement with Hercules. Pursuant to the Third Amendment, we repaid to Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance may be requested by us under the Loan Agreement was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. Based on our current operating plans, we expect that our existing cash resources as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements substantially through the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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

Capital Expenditures

Capital expenditures were $85 thousand and $18 thousand for the six months ended June 30, 2020 and 2021, respectively.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements substantially through the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 21, 2020, the parties mediated this case and reached a settlement. On January 28, 2021, the court preliminarily approved the settlement. On May 14, 2021, the court issued an order and final judgment granting final approval of the settlement, plaintiff’s application for attorneys’ fees and reimbursement of litigation expenses, and a reimbursement award for the lead plaintiff, and closed the case. The settlement will be covered in full by our directors’ and officers’ insurance.

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

Since inception, we have incurred significant operating losses. Our net losses were $25.7 million for the six months ended June 30, 2021, $69.5 million for the year ended December 31, 2020 and $82.8 million for the year ended December 31, 2019. As of June 30, 2021, we had an accumulated deficit of $572.0 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the Territory. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA, the promotion and distribution efforts for SIVEXTRO, and, if it receives marketing approval, the commercialization of CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. On April 5, 2021, the FDA granted our request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, we are currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes pre-approval inspections, will continue to be prioritized going forward. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expenses.

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

On March 11, 2020, we entered into an amendment, or the Third Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Third Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Third Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance may be requested by us under the Loan Agreement, was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash resources as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements substantially through the first quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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

In June 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

In May 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of its ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of June 30, 2021, we have issued and sold an aggregate of 14,318,074 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $26.1 million and net proceeds of $25.1 million, after deducting commissions to Jefferies and other offering expenses. From July 1, 2021 and through the date of this filing, we did not sell any shares under the New Sale Agreement.

On December 20, 2019, we sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of June 30, 2021, there were 1,379,310 warrants outstanding from the offering, where each warrant has an exercise price of $19.00 per share and will expire on the date that is three years and six months after the initial issuance date.

On May 29, 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which we issued and sold in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share we issued and sold together with an accompanying warrant at a combined price of $9.1686. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the issuance date. As of June 30, 2021, there were 4,059,532 warrants outstanding at an exercise price of $7.92 per share.

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

We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance may be requested by us under the Loan Agreement was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months.

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

On October 21, 2020, the parties mediated this case and reached a settlement. On January 28, 2021, the court preliminarily approved the settlement. On May 14, 2021, the court issued an order and final judgment granting final approval of the settlement, plaintiff’s application for attorneys’ fees and reimbursement of litigation expenses, and a reimbursement award for the lead plaintiff, and closed the case. The settlement will be covered in full by our directors’ and officers’ insurance.

We have relied on, and expect to continue to rely on, certain government grants and funding from the Austrian government. Should these funds cease to be available, or our eligibility be reduced, or if we are required to repay any of these funds, this could impact our ongoing need for funding and the timeframes within which we currently expect additional funding will be required.

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $1.3 million for the year ended December 31, 2019 and $2.4 million for the year ended December 31, 2018. We have not received any research premium for our qualified 2020 and 2021 expenditures as of June 30, 2021. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. The COVID-19 pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, business closures, school closures, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries including Ireland and Austria. The extent to which COVID-19 further impacts our operations or those of our third-party partners will depend on future developments, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on our business, which are highly uncertain and cannot be predicted with confidence.

Additionally, timely completion of clinical trials is dependent upon the availability of, for example, clinical trial sites, researchers and investigators, site monitors, screening of study subjects, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We are conducting a clinical trial that was delayed by COVID-19.

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

Additionally, certain of the activities of our former collaborator, Sinovant, were delayed in China. If these delays continue and impact Sinovant’s successor’s efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the China Region Licensed Products may be delayed. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates. In September 2020, we began a small and focused sales effort for SIVEXTRO and XENLETA, by utilizing 15 sales representatives in a virtual and in-person community-based sales effort with Amplity Health. We expanded this effort to 60 sales representatives in November 2020 and we may expand it further in 2021.

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

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. On April 5, 2021, the FDA granted our request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, we are currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes pre-approval inspections, will continue to be prioritized going forward. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

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

We participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the United States in order to obtain coverage for XENLETA and SIVEXTRO by certain government healthcare programs. These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

We do not own or operate manufacturing facilities for the production of XENLETA or CONTEPO that could be used in product candidate development, including clinical trial supply, or for commercial supply, or for the supply of any other compound that we are developing or evaluating in our research program. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities and facilities to manufacture any of our product candidates or products on a clinical or commercial scale. We currently rely on third parties for supply of XENLETA and CONTEPO, and our strategy is to outsource all manufacturing, packaging, testing, serialization and distribution of our product candidates and products to third parties. We also procure supply of SIVEXTRO from Merck & Co., Inc.

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

We may be unable to maintain our current arrangements for commercial supply, or conclude agreements for commercial supply with additional third-party manufacturers, or we may be unable to do so on acceptable terms. Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory compliance and quality assurance;
●	reliance on the third party for the timely supply of our products or product candidates;
●	an event at one of our manufacturers or suppliers causing an unforeseen disruption of the manufacture or supply of our products or product candidates;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or results in an interruption to the supply chain for our products.

Third-party manufacturers may not be able to comply with current good manufacturing practice, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products. Such failure could also result in the delay of our obtaining regulatory approval of our product candidates. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, SIVEXTRO, CONTEPO or any future product candidates.

In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA. On October 30, 2020, we participated in a Type A meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the CONTEPO NDA. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. On April 5, 2021, the FDA granted our request for an extension of the potential CONTEPO NDA resubmission until June 2022 and as a result, we are currently assessing the impact of the guidance and awaiting further clarity from the FDA before determining specific timing of the potential resubmission. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes pre-approval inspections, will continue to be prioritized going forward. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If these manufacturing issues are not resolved to the FDA’s satisfaction, or if we or any of our third-party manufacturers, or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports, or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or fail to obtain regulatory approval of our product candidates, including CONTEPO.

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

Our current and anticipated future dependence upon others for the manufacture of our product candidates and products may adversely affect our revenues and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis. In addition, slower than forecasted commercialization of our products in approved territories, or delayed introduction of our product in approved territories, or disruptions in the supply of our approved products may adversely affect our revenue and profit margins. Moreover, disruption in the supply of our approved product may impact the availability of our approved products at retail pharmacies and may adversely impact our reputation and the willingness of physicians to prescribe our products, which could materially harm our business, financial condition, results of operations and prospects. In addition, our failure or potential failure to comply with contractual minimum order commitments or minimum revenue commitments with our third party suppliers could impact the uninterrupted supply of our products and/or subject us to additional costs. For example, in August 2021, we entered into an amendment to our supply agreement for the API for XENLETA to reduce our minimum purchase obligations under the supply agreement in exchange for cash payments to the supplier and a royalty on net sales of XENLETA in the United States.

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

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including our engaging sufficient sales representatives, restrictions relating to travel and physician office access in the Territory due to COVID-19 having continued to decrease in a sufficient portion of the Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right to initially promote SIVEXTRO in the Territory and, upon satisfaction of additional conditions, including an increase in the number of our sales representatives, the right to exclusively distribute SIVEXTRO in the Territory, including the sole right and responsibility to fill orders with respect to SIVEXTRO in the Territory. We have successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with our own Nabriva NDC beginning April 12, 2021.

A subsidiary of Merck will sell, and we have agreed to purchase, SIVEXTRO at specified prices in such quantities as we may specify. Although we are entitled, subject to appliable law, to determine the final selling prices of SIVEXTRO in our sole discretion, subject to an overall annual limit on price increases, we may not be able to sell SIVEXTRO at prices high enough to recoup our investment in a sales force and other commercialization activities. In addition, we will rely on a subsidiary of Merck to supply SIVEXTRO to us, who in turn, relies on third party manufacturers for the production, packaging, and serialization of SIVEXTRO for our distribution. Relying on a third-party manufacturer subjects us to a number of additional risks, including the risk that we may not have sufficient supply of SIVEXTRO available for sale. See “Risk Factors—Risks Related to Our Dependence on Third Parties—Use of third parties to manufacture our product candidates or products may increase the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable quality or cost, which could delay, prevent or impair our development or commercialization efforts.”

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

We are commercializing XENLETA and expect to commercialize CONTEPO, if approved, in the United States with targeted sales and marketing efforts. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we are party to a a license agreement with Sumitomo Pharmaceuticals (Suzhou) Co., Ltd., or Sumitomo Pharmaceuticals (Suzhou), pursuant to which we granted Sumitomo Pharmaceuticals (Suzhou)certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and we have also entered into a license agreement with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

Our likely future collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under our license agreements with Sumitomo Pharmaceuticals (Suzhou) and Sunovion, we have, and under any such arrangements we enter into with any third parties in the future we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

For example, under our license agreement with Sumitomo Pharmaceuticals (Suzhou), if any court, tribunal or governmental agency in the People’s Republic of China, Hong Kong, Macau or Taiwan determines that the exclusive license granted to Sumitomo Pharmaceuticals (Suzhou) pursuant to the license agreement is not sufficiently exclusive such that Sumitomo Pharmaceuticals (Suzhou) does not have sufficient rights to enforce the licensed patent rights in such territories, we and our subsidiary, Nabriva Therapeutics GmbH, have agreed to take such commercially reasonable steps as Sumitomo Pharmaceuticals (Suzhou) reasonably requests to grant Sumitomo Pharmaceuticals (Suzhou) such rights. If a court in such jurisdictions were to determine that our license to Sumitomo Pharmaceuticals (Suzhou) was not sufficiently exclusive and that Sumitomo Pharmaceuticals (Suzhou) did not have the rights to enforce the licensed patent rights in the licensed territories, Sumitomo Pharmaceuticals (Suzhou) may require us to take such actions that it deems reasonable but that we do not and which may have a material adverse effect on our business, including requiring us to make changes to our organizational structure that may result in adverse tax and other consequences, or to conduct other activities that may cause us to incur significant expenses.

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

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our licensed and owned intellectual property both in the U.S. and abroad. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does. In addition, China and certain other developing countries, where we currently have a number of licensed patents and licensed patent applications, currently affords less protection to a company’s intellectual property than some other jurisdictions. Furthermore, certain developing countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third-party, which could materially diminish the value of those patents. In addition, many countries limit the enforceability of patents against government agencies or government contractors. This could also limit our potential revenue opportunities. As such, the lack of strong patent and other intellectual property protection in China and elsewhere may significantly increase our vulnerability regarding unauthorized disclosure or use of our intellectual property and undermine our competitive position. To date, we have not sought to enforce any issued patents in these foreign jurisdictions. Proceedings to enforce our future patent rights, if any, in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. We also may not pursue or obtain patent protection in all major markets or may not obtain protection that enables us to prevent the entry of third parties onto the market. Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our U.S. patents or pending U.S. patent applications, or that we were the first to file for patent protection of such inventions.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology, including interference, derivation, inter partes review or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and proceedings may increase as our product candidates approach commercialization, and as we gain greater visibility as a public company with commercial products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our products and product candidates. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing XENLETA®, CONTEPO™ or SIVEXTRO®. Thus, we do not know with certainty whether XENLETA, CONTEPO, SIVEXTRO or any other product candidate, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit.The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

We will incur significant liability if it is determined that we are promoting any “off-label” use of our products or any other product we may develop, acquire or in-license.

Physicians are permitted to prescribe drug products for uses that differ from those approved by the FDA or other applicable regulatory agencies.  Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies do restrict manufacturer communications regarding unapproved uses of an approved drug. Companies are not permitted to promote drugs for unapproved uses or in a manner that is inconsistent with the FDA-approved labeling. There are also restrictions about making comparative or superiority claims based on safety or efficacy that are not supported by substantial evidence. Accordingly, we may not promote any of our products in the United States for use in any indications other than the indication for which the product is approved.

Promoting a drug off-label is a violation of the FDCA and can give rise to liability under the federal False Claims Act, as well as under additional federal and state laws and insurance statutes. The FDA, the Department of Justice and other regulatory and enforcement authorities enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained, as well as the false advertising or misleading promotion of drugs. In addition, laws and regulations govern the distribution and tracing of prescription drugs and prescription drug samples, including the Prescription Drug Marketing Act of 1976 and the Drug Supply Chain Security

Act, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the United States federal level and set minimum standards for the regulation of drug distributors by the states. A company that is found to have improperly promoted off-label uses or to have otherwise engaged in false or misleading promotion or improper distribution of drugs will be subject to significant liability, potentially including civil and administrative remedies as well as criminal sanctions. It may also be subject to exclusion and debarment from federal healthcare reimbursement programs. As a result, if we are accused of, or found to have, improperly promoted off-label uses of our products, our business, financial condition and results of operations could be adversely affected.

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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On June 17, 2021, the Supreme Court rejected this challenge to the PPACA after finding that plaintiffs do not have standing to challenge the constitutionality of the statute. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. The Biden Administration has frozen certain of the previous administration’s measures to reform drug prices, pending further review. It remains to be seen how the Biden Administration will address this issue but, under Medicare Part D, the new administration may seek to establish a ceiling for the launch prices of all branded, biologic, and certain generic drugs by referencing the average price of these drugs in other developed countries. At the same time, the administration may seek to limit Medicare Part D and public option drug prices through a tax penalty on manufacturers for increases in the cost of drugs and biologics above the general inflation rate. The American Rescue Plan Act of 2021, comprehensive COVID-19 relief legislation recently enacted under the Biden administration, includes a number of healthcare-related provisions, such as support to rural health care providers, increased tax subsidies for health insurance purchased through insurance exchange marketplaces, financial incentives to states to expand Medicaid programs and elimination of the Medicaid drug rebate cap effective in 2024.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize XENLETA, SIVEXTRO or, if approved, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer, Chief Medical Officer and former Chief Financial Officer were named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. See “—Risks Related to Our Financial Position and Need for Additional Capital— We and our Chief Executive Officer, Chief Medical Officer and former Chief Financial Officer have been named as defendants in a lawsuit that could result in substantial costs and divert management’s attention.”.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 49,737,552 ordinary shares outstanding as of June 30, 2021. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of June 30, 2021, an aggregate of 471,032 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

On May 6, 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of its ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of June 30, 2021, we have issued and sold an aggregate of 14,318,074 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $26.1 million and net proceeds of $25.1 million, after deducting commissions to Jefferies and other offering expenses. From July 1, 2021 and through the date of this filing, we did not sell any shares under the New Sale Agreement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the six months ended June 30, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 4, 2021, our wholly-owned subsidiary, Nabriva Therapeutics Ireland DAC, entered into an amendment, or the First Amendment, to its API Supply Agreement, or the Hovione Supply Agreement, with Hovione Limited, or Hovione, which provides for the long-term commercial supply of the active pharmaceutical ingredients, or API, for XENLETA. Under the First Amendment, Hovione agreed to cancel our May 2021 purchase order for XENLETA API, which represented our minimum purchase requirement under the Hovione Supply Agreement. In addition, pursuant to the First Amendment, Hovione agreed to reduce our annual minimum purchase requirements for XENLETA API to no minimum purchase requirement in 2021, by 50% from 2022 to 2024 and by 25% in 2025, in consideration for cash payments from us totaling €3.2 million and the right to a low single-digit royalty on total net sales of XENLETA in the United States for a period commencing on August 4, 2021 and ending on November 22, 2030, or the Royalty Term, which royalty payments shall be no greater than an aggregate of €10.0 million. If the aggregate amount of royalties payments received by Hovione under the First Amendment is less than an aggregate of €4.0 million, we are obligated to pay Hovione the difference in a lump sum payment at the end of the Royalty Term. In addition, pursuant to the First Amendment, Hovione agreed to extend the duration of the Hovione Supply Agreement from November 22, 2025 to November 22, 2030 with annual minimum purchase requirements for 2026 to 2030 at the newly agreed annual minimum purchase amount for 2025. Pursuant to the First Amendment, upon the occurrence of certain events of insolvency for us, any unpaid minimum annual commitment amounts and royalty amounts under the agreement will become immediately due and payable.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment which is included as an Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Memorandum and Articles of Association of Nabriva Therapeutics plc					X
10.1*

Fourth Amendment to Loan and Security Agreement, dated as of June 2, 2021, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc

X
10.2

Assignment, Assumption and Novation agreement, by and among Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Roivant Sciences Ltd., Roivant China Holdings Ltd., Sinovant Sciences HK Limited, Sinovant Sciences Co., Ltd., Sumitomo Dainippon Pharma Co., Ltd. and Sumitomo Pharmaceuticals (Suzhou) Co., Ltd.

X
10.3*

First Amendment to Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.

X
10.4*

Second Amendment to Sales Promotion and Distribution Agreement, dated as of April 12, 2021, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.

X
10.5*	First Amendment to API Supply Agreement, dated August 4, 2021, by and between Nabriva Therapeutics Ireland Designated Activity Company and Hovione Limited					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and June 30, 2021, (ii) Consolidated Statements of Operations for the six

X

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith

months ended June 30, 2020 and 2021, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2021, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the six months and ended June 30, 2020 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

*Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: August 5, 2021
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Daniel Dolan
Daniel Dolan
Chief Financial Officer
(Principal Financial and Accounting Officer)