Form 10-Q
period 2021-09-30
Nabriva Therapeutics plc
filed 2021-11-09
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 54,316,604 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “around,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of XENLETA, SIVEXTRO and/or CONTEPO, if approved;
●	our ability to build, manage and maintain a sales force for the commercialization of XENLETA, SIVEXTRO and CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA and any other product candidates we may obtain;
●	our plans to pursue development of other product candidates including XENLETA for the treatment of infections in patients with cystic fibrosis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;
●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;

●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or studies in different disease indications will be indicative of the results of ongoing or future trials;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	the availability, future development and commercialization of XENLETA in the greater China region and Canada;
●	our expectations with respect to the potential financial impact, synergies, growth prospects and benefits of our acquisition of Zavante Therapeutics, Inc., or Zavante, which was completed on July 24, 2018, or the Acquisition, pursuant to the Agreement and Plan of Merger dated July 23, 2018, or the Merger Agreement, by and among Nabriva, Zuperbug Merger Sub I, Inc., or Merger Sub I, Zuperbug Merger Sub II, Inc., or Merger Sub II, Zavante and the Zavante stockholder representative, including the potential realization of the expected benefits from the Acquisition;
●	our expectations with respect to milestone payments pursuant to the Merger Agreement and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for XENLETA, SIVEXTRO, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of XENLETA for CABP, SIVEXTRO for acute bacterial skin and skin structure infections, CONTEPO for cUTI and our other product candidates;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada and the greater China region;
●	the potential benefits under our license agreements with Sumitomo Pharmaceuticals (Suzhou), or the China Region License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
●	our future intellectual property position;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;

●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers, following the Acquisition;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between Zavante and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10-Q.

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

Throughout this Form 10-Q, unless the context requires otherwise, all references to “Nabriva,” “the Company,” “we,” “our,” “us” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$51,995	$41,359
Restricted cash	179	231
Short-term investments	16	16
Accounts receivable, net and other receivables	15,032	3,909
Inventory	15,581	5,823
Prepaid expenses	5,609	5,880
Total current assets	88,412	57,218
Property, plant and equipment, net	289	768
Intangible assets, net	41	80
Other non-current assets	380	370
Total assets	$89,122	$58,436
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$2,780	$2,041
Accounts payable	1,476	2,889
Accrued expense and other current liabilities	15,094	12,844
Deferred revenue	375	750
Total current liabilities	19,725	18,524
Non-current liabilities:
Long-term debt	5,169	5,686
Other non-current liabilities	938	1,091
Total non-current liabilities	6,107	6,777
Total liabilities	25,832	25,301
Commitments and contingencies (Note 12)
Stockholders’ equity:
Ordinary shares, nominal value $0.01, 100,000,000 ordinary shares authorized at September 30, 2021; 54,315,492 and 21,078,781 issued and outstanding at September 30, 2021 and December 31, 2021, respectively	543	211
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at September 30, 2021; None issued and outstanding	—	—
Additional paid in capital	645,333	579,123
Accumulated other comprehensive income	27	27
Accumulated deficit	(582,613)	(546,226)
Total stockholders’ equity	63,290	33,135
Total liabilities and stockholders’ equity	$89,122	$58,436

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues:
Product revenue, net	$7,858	$(47)	$14,928	$61
Collaboration revenue	562	616	3,377	768
Research premium and grant revenue	442	722	1,329	1,738
Total revenue	8,862	1,291	19,634	2,567
Operating expenses:
Cost of revenues	(4,199)	(25)	(7,882)	(401)
Research and development expenses	(3,221)	(3,486)	(10,239)	(12,261)
Selling, general and administrative expenses	(12,256)	(10,997)	(37,157)	(37,763)
Total operating expenses	(19,676)	(14,508)	(55,278)	(50,425)
Loss from operations	(10,814)	(13,217)	(35,644)	(47,858)
Other income (expense):
Other income (expense), net	131	450	479	614
Interest income (expense), net	(221)	(256)	(678)	(1,451)
Loss on extinguishment of debt	—	—	—	(2,757)
Loss before income taxes	(10,904)	(13,023)	(35,843)	(51,452)
Income tax benefit (expense)	252	72	(544)	(199)
Net loss	$(10,652)	$(12,951)	$(36,387)	$(51,651)

Loss per share
Basic and Diluted ($ per share)	$(0.21)	$(0.90)	$(0.93)	$(4.40)
Weighted average number of shares:
Basic and Diluted	50,526,767	14,469,090	39,259,729	11,745,453

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders'
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2021	21,079	$211	$579,123	$27	$(546,226)	$33,135
Issuance of ordinary shares	14,294	143	37,097	—	—	37,240
Shares issued in connection with the vesting of restricted share units	40	—	1	—	—	1
Equity transaction costs	—	—	(2,325)	—	—	(2,325)
Stock-based compensation expense	—	—	921	—	—	921
Net loss	—	—	—	—	(13,981)	(13,981)
March 31, 2021	35,413	354	614,817	27	(560,207)	54,991
Issuance of ordinary shares	14,313	142	25,997	—	—	26,139
Shares issued in connection with the vesting of restricted stock units	12	1	(1)	—	—	—
Equity transaction costs	—	—	(992)	—	—	(992)
Stock-based compensation expense	—	—	817	—	—	817
Net loss	—	—	—	—	(11,754)	(11,754)
June 30, 2021	49,738	497	640,638	27	(571,961)	69,201
Issuance of ordinary shares	3,915	39	4,265	—	—	4,304
Shares issued in connection with the vesting of restricted stock units	30	1	—	—	—	1
Equity transaction costs	632	6	(349)	—	—	(343)
Stock-based compensation expense	—	—	779	—	—	779
Net loss	—	—	—	—	(10,652)	(10,652)
September 30, 2021	54,315	$543	$645,333	$27	$(582,613)	$63,290

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders'
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2020	9,455	$95	$517,894	$27	$(476,742)	$41,274
Issuance of ordinary shares	48	—	186	—	—	186
Shares issued in connection with the vesting of restricted share units	8	—	—	—	—	—
Equity transaction costs	—	—	(39)	—	—	(39)
Stock-based compensation expense	—	—	1,752	—	—	1,752
Net loss	—	—	—	—	(23,259)	(23,259)
March 31, 2020	9,511	95	519,793	27	(500,001)	19,914
Issuance of ordinary shares and warrants	4,758	48	41,319	—	—	41,367
Shares issued in connection with the vesting of restricted stock units	19	—	—	—	—	—
Shares issued in connection with the employee stock purchase plan	9	—	43	—	—	43
Equity transaction costs	—	—	(2,709)	—	—	(2,709)
Stock-based compensation expense	—	—	1,287	—	—	1,287
Net loss	—	—	—	—	(15,441)	(15,441)
June 30, 2020	14,297	143	559,733	27	(515,442)	44,461
Issuance of ordinary shares	689	7	4,098	—	—	4,105
Shares issued in connection with the vesting of restricted stock units	15	—	—	—	—	—
Equity transaction costs	—	—	(613)	—	—	(613)
Stock-based compensation expense	—	—	1,227	—	—	1,227
Net loss	—	—	—	—	(12,951)	(12,951)
September 30, 2020	15,001	$150	$564,445	$27	$(528,393)	$36,229

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(36,387)	$(51,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	77	(19)
Non-cash interest income	—	1
Non-cash interest expense	310	351
Loss on extinguishment of debt	—	2,757
Depreciation and amortization expense	270	315
Amortization of right-of-use assets	281	260
Stock-based compensation	2,517	4,266
Other, net	14	(66)
Changes in operating assets and liabilities:
Increase/(decrease) in other non-current assets	(10)	9
Increase in accounts receivable, net and other receivables and prepaid expenses	(10,852)	(3,237)
Increase in inventory	(9,758)	(5,121)
Decrease in accounts payable	(1,301)	(2,529)
Increase/(decrease) in accrued expenses and other liabilities	1,980	(3,103)
Decrease in deferred revenue	(375)	—
Decrease in other non-current liabilities	(205)	(156)
Decrease in income tax liabilities	—	(44)
Net cash used in operating activities	(53,439)	(57,967)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(17)	(95)
Changes in restricted cash	(52)	(162)
Net cash used in investing activities	(69)	(257)
Cash flows from financing activities
Proceeds from issuance of ordinary shares and warrants	25,462	39,079
Proceeds from at-the-market facility	42,280	7,119
Proceeds from employee stock purchase plan	—	43
Repayments of long-term borrowings	—	(30,000)
Equity transaction costs	(3,514)	(3,338)
Net cash provided by financing activities	64,228	12,903

Effects of exchange rate changes on the balance of cash held in foreign currencies	(136)	262
Net increase/(decrease) in cash, cash equivalents and restricted cash	10,584	(45,059)
Cash, cash equivalents, and restricted cash at beginning of period	41,590	86,411
Cash, cash equivalents and restricted cash at end of period	$52,174	$41,352
Supplemental disclosure of cash flow information:
Interest paid	$409	$1,273
Equity transaction costs included in accounts payable and accrued expenses	$923	$564

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

In September 2021, the Company and Sumitomo Pharmaceuticals (Suzhou) announced the approval received by Sumitomo Pharmaceuticals (Suzhou) to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan.

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

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of September 30, 2021, the Company had cash and cash equivalents, restricted cash and short-term investments of $52.2 million.

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

In April 2020, the Company announced a restructuring of its hospital-based commercial sales force and transition to a community-based sales effort. The restructuring reduced costs to align with the capabilities of the Company’s sales effort with its strategic re-focus on making sales of XENLETA to community health care professionals. The termination of the sales force was timed, in part, to coincide with operational changes that were implemented by the Company in response to the outbreak of the novel coronavirus, SARS-CoV-2, causing the disease referred to as “COVID-19”. In response to the COVID-19 pandemic, the Company closed its administrative offices and shifted to a remote working business model. The Company implemented a work-from-home policy for all of its employees. The commercial and medical organizations suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The Company has secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace its hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. The Company expanded this effort to 60 sales representatives and may expand it further. The Company also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

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

As of September 30, 2021, the Company has issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From October 1, 2021 and through the date of this filing, the Company did not sell any shares under the New Sale Agreement. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $19.5 million under the New Sale Agreement.

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

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of its ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of its ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of its ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount.

Based on its current operating plans, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements substantially through the second quarter of 2022. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

The accompanying consolidated financial information as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 are unaudited. The December 31, 2020 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021 and results of operations for the three and nine months ended September 30, 2021 and 2020. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2021.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the nine months ended September 30, 2021.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. As of September 30, 2021, the Company had a $0.9 million non-cash reserve for excess and obsolete finished goods inventory due to the uncertainty of commercial activities underlying XENLETA product sales. Inventory reported at September 30, 2021 and December 31, 2020 consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2021	2020
Raw materials	$1,362	$952
Work in process	9,503	4,608
Finished goods	4,716	263
Total Inventory	$15,581	$5,823

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short-term investments:
Term deposits	16	—	—	16
Total Assets	$8,066	$—	$—	$8,066

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short-term investments:
Term deposits	16	—	—	16
Total Assets	$8,066	$—	$—	$8,066

There were no transfers between Level 1 and 2 in the nine months ended September 30, 2021 or the year ended December 31, 2020. There were no changes in valuation techniques during the nine months ended September 30, 2021.

As of September 30, 2021, and December 31, 2020, the Company did not hold any financial instruments as liabilities that were held at fair value. Receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

	September 30,	December 31,
(in thousands)	2021	2020
Research and development related costs	$1,273	$1,055
Payroll and related costs	4,735	4,049
Accounting, tax and audit services	695	470
Manufacturing and inventory	2,317	4,779
Accrued gross to net	4,997	662
Other	1,077	1,829
Total other current liabilities	$15,094	$12,844

6.           Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc., or Hercules, pursuant to which a term loan of up to an aggregate principal amount of $75.0 million was available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $5.0 million became available upon the approval by the FDA of the NDA for XENLETA, which was drawn down. The other tranches are no longer available as their contingencies were not achieved. The Company may request a term loan advance of $5.0 million, or the Tranche Advance, prior to December 31, 2021 subject to Hercules’s sole discretion.

The term loan bears interest at an annual rate equal to the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. The Loan Agreement provided for interest-only payments through July 1, 2021 and repayment of the outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023, or the Maturity Date. In addition, the Company is required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date, or the End of Term Fee. At the Company’s option, the Company may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid, or the Prepayment Fee: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the Maturity Date.

On March 11, 2020, the Company entered into an amendment, or the Third Amendment, to its Loan Agreement with Hercules. Pursuant to the Third Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, or the Prepayment. The Company determined to enter into the Third Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, or the Liquidity Requirement. Under the Third Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the Prepayment Fee with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement.

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

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted Hercules a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; and add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. The Company was in compliance with all of its Loan Agreement covenants at September 30, 2021.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Third Amendment, the Company recognized a non-cash $2.7 million loss on the extinguishment of debt during the three months ended March 31, 2020 which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at September 30, 2021 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as of September 30, 2021 and December 31, 2020 consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2021	2020
Term loan payable	$5,000	$5,000
End of term fee	2,260	2,048
Unamortized debt issuance costs	(169)	(206)
Carrying value of term loan	7,091	6,842
Other long-term debt	858	885
Less: Amounts due within one year	(2,780)	(2,041)
Total long-term debt	$5,169	$5,686

Maturities of long-term debt including the end of term fee as of September 30, 2021 were as follows:

(in thousands)
2021	$—
2022	$3,795
2023	$4,811

7.           Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Product revenue, net	$7,858	$(47)	$14,928	$61
Collaboration revenues	562	616	3,377	768
Research premium and grant revenue	442	722	1,329	1,738
Total	$8,862	$1,291	$19,634	$2,567

Collaboration revenues for the nine months ended September 30, 2021 include $2.2 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou), as well as $1.2 million of the Company’s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. through April 11, 2021 (see Note 11).

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

SIVEXTRO product revenues, net of gross-to-net accruals and adjustments for returns were $15.6 million since the Company began exclusive distribution of SIVEXTRO under its own National Drug Code, or NDC, on April 12, 2021. For the nine months ended September 30, 2021 and 2020 XENLETA product revenues, net of gross-to-net accruals and adjustments for returns, were negative $0.7 million and $61,000, respectively, including revenues from the

Company´s Named Patient Program of $17,000 for the nine months ended September 30, 2021. The Company´s gross-to-net, or GTN, estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

For the three and nine months ended September 30, 2021, the Company recorded a $1.2 million returns reserve adjustment for shelf life expiration of certain XENLETA products. For the three and nine months ended September 30, 2020, the Company recorded a returns reserve adjustment of $0.3 million for slow-moving inventory, representing 50% of XENLETA IV inventory held at its Specialty Distributors, as well as an adjustment for returns from a single mail order specialty pharmacy.

8.           Share-Based Payments

Stock Plan Activity

On April 2, 2015, the Company’s shareholders, management board and supervisory board adopted the Stock Option Plan 2015, or the SOP 2015, as amended. Each vested option grants the beneficiary the right to acquire one share in the Company. The vesting period for the options is four years following the grant date. On the last day of the last calendar month of the first year of the vesting period, 25% of the options attributable to each beneficiary are automatically vested. During the second, third and fourth years of the vesting period, the remaining 75% of the options vest on a monthly pro rata basis (i.e. 2.083% per month). Options granted under the SOP 2015 have a term of no more than ten years from the beneficiary’s date of participation. With the approval of the 2017 Share Incentive Plan, there were no further shares available for issuance under the SOP 2015. However, all outstanding awards under SOP 2015 will remain in effect and continue to be governed by the terms of the SOP 2015.

On July 26, 2017, the Company’s board of directors adopted the 2017 Share Incentive Plan, or the 2017 Plan, and the shareholders approved the 2017 Plan at the Company’s Extraordinary General Meeting of Shareholders on September 15, 2017. The 2017 Plan permitted the award of share options (both incentive and nonstatutory options), share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, and other share-based awards to the Company’s employees, officers, directors, consultants and advisers. The 2017 Plan is administered by the Company’s board of directors. Under the 2017 Plan, the Company granted RSUs which vest over a period of four years with 25% vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. During 2018, the Company granted RSUs to certain employees where vesting of the RSUs was subject to FDA approval of an NDA for XENLETA. Fifty percent (50%) of each RSU award vested upon FDA approval, and the remaining fifty percent (50%) vested on the one-year anniversary of such approval. In connection with the FDA approval that was received in August 2019, the Company started recognizing compensation expense, as there was no compensation expense recognized on these awards prior to the FDA approval as it was determined that approval was not probable since it was outside of the Company’s control. Also during 2018, the Company granted RSUs to certain employees that have vested in three six-month increments beginning in May 2019 and ending in May 2020. Lastly, the Company granted RSUs in 2018 to certain employees where vesting of the RSUs is subject to FDA approval of an NDA for CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. With the approval of the 2020 Share Incentive Plan, there were no further shares available for issuance under the 2017 Plan.

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

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or 2020 AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 930,000 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the Company´s Amended and Restated Stock Option Plan 2015, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards. Under the 2020 Plan the Company granted RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022. The Company also granted RSUs to certain employees, where vesting of the RSUs was subject to individual performance goals. During the nine months ended September 30, 2021, the Company granted RSUs to certain employees that vest in annual increments beginning January 2022 and ending in January 2025. Additionally, the Company granted 7,000 RSUs to its former Chief Medical Officer and to its former Chief Financial Officer, which vest as to 50% of the shares underlying the RSUs each year over the term of their respective consulting agreements.

At September 30, 2021, 230,150 ordinary shares were available for future issuance under the 2020 Plan.

On December 9, 2020, the Company´s board of directors adopted without stockholder approval the 2021 Inducement Share Incentive Plan, or the 2021 Inducement Plan and, subject to the adjustment provisions of the 2021 Inducement Plan, reserved 200,000 ordinary shares for issuance pursuant to equity awards granted under the 2021 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2021 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the company), as an inducement material to the individuals’ entry into employment with the Company. In September 2021, the Company’s board of directors adopted an amendment to the 2021 Inducement Plan that increased the amount of shares reserved for issuance under the plan from 200,000 shares to 500,000 shares. Options and SARs granted will be exercisable at such times and subject to such terms and conditions as the board may specify in the applicable option agreement; provided, however, that no option or SAR will be granted with a term in excess of ten years. The board will also determine the terms and conditions of restricted shares and RSUs, including the conditions for vesting and repurchase (or forfeiture) and the issue price, if any.

Stock Options

The following table summarizes information regarding the Company’s stock option awards for the nine months ended September 30, 2021:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	intrinsic
		price in	Term	value
	Options	$ per share	(in years)	(in thousands)
Outstanding as of January 1, 2021	1,052,838	35.08	7.9	$—
Granted	537,880	1.25
Exercised	—	—
Forfeited	(309,077)	25.54
Outstanding as of September 30, 2021	1,281,641	22.83	8.1	$—
Vested and exercisable as of September 30, 2021	535,500	46.86	6.6	$—

As of September 30, 2021, there was $2.2 million of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted-average remaining vesting period of 1.2 years.

The stock options granted in the nine months ended September 30, 2021 had a weighted average grant date fair value of $0.83 per share based on a Black Scholes option pricing model. The significant inputs into the model were as follows

Expected volatility	75.3% - 77.3%
Expected term of options (in years)	5.5 - 6.1
Range of risk-free interest rate	0.85% - 1.16%
Dividend yield	—

Restricted Share Units (“RSUs”)

The following table summarizes information regarding the Company’s restricted share unit awards for the nine months ended September 30, 2021:

		Weighted
		average fair
	RSUs	value in $ per share
Outstanding as of January 1, 2021	239,384	11.63
Granted	769,132	1.83
Vested and issued	(81,967)	11.73
Forfeited	(129,231)	6.80
Outstanding as of September 30, 2021	797,318	3.03

The Company has total unrecognized compensation costs of $1.4 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 2.0 years. The fair value of RSUs that vested during the nine months ended September 30, 2021 was $1.0 million.

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Research and development expense	$96	$240	$435	$1,044
Selling, general and administrative expense	683	987	2,082	3,222
Total stock-based compensation expense	$779	$1,227	$2,517	$4,266

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

9.           Income Tax Expense

For the three and nine months ended September 30, 2021, the Company recorded a tax benefit of $0.3 million and a tax expense of $0.5 million, respectively. For the three and nine months ended September 30, 2020, the Company recorded a tax benefit of $0.1 million and a tax expense of $0.2 million, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at September 30, 2021 and December 31, 2020.

10.         Earnings (Loss) per Share

Basic and Diluted Loss per Share

For the three and nine months ended September 30, 2021 and 2020, basic and diluted net loss per share was determined by dividing net loss attributable to shareholders by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss for the period	$(10,652)	$(12,951)	$(36,387)	$(51,651)
Weighted average number of shares outstanding	50,526,767	14,469,090	39,259,729	11,745,453
Basic and diluted loss per share	$(0.21)	$(0.90)	$(0.93)	$(4.40)

The following ordinary share equivalents were excluded from the calculations of diluted earnings per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock option awards	1,281,641	1,102,564	1,281,641	1,102,564
Restricted share units	797,318	258,804	797,318	258,804
Warrants	10,619,347	5,438,842	10,619,347	5,438,842

11.         Significant Arrangements and License Agreements

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, the Company entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck & Co., Inc. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the SIVEXTRO Territory. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. On April 12, 2021, in accordance with the terms of the Distribution Agreement, the Company began exclusive distribution of SIVEXTRO under its own National Drug Code, or NDC, and the Company recognizes 100% of net product sales of SIVEXTRO in its results of operations.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including the Company having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the SIVEXTRO Territory due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, the Company has been granted the right by MSD initially to promote the Products in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to the Products in the SIVEXTRO Territory. The Company successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with its own Nabriva NDC beginning April 12, 2021. Subject to applicable law, the Company is entitled to determine the final selling prices of the Products charged by the Company to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. The Company is responsible for all costs related to the promotion, sale and distribution of the Products by the Company, as well as all costs required to meet its staffing obligations under the Distribution Agreement. The Company is obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the SIVEXTRO Territory. The Company has agreed to employ a sales force or retain the services of a contract sales organization to fulfill its obligations under the Distribution Agreement. The Company has secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace its hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in

September 2020. The Company expanded this effort to 60 sales representatives and may expand it further. The Company also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

Furthermore, a subsidiary of Merck will sell, and the Company has agreed to purchase, SIVEXTRO at specified prices in such quantities as the Company may specify. Although the Company is entitled, subject to appliable law, to determine the final selling prices of SIVEXTRO in its sole discretion, subject to an overall annual limit on price increases, the Company may not be able to sell SIVEXTRO at prices high enough to recoup its investment in a sales force and other commercialization activities.

China Region License Agreement

In March 2018, the Company entered into the China Region License Agreement, with Sinovant Sciences, Ltd., or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the China Region License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, the Company’s wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the China Region Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, together the Extended China Territory. In May 2021, the Company entered into an assignment, assumption and novation agreement, or the Assignment Agreement, pursuant to which the Company consented to the assignment by Sinovant, an affiliate of Roivant Sciences, Ltd., of the China Region License Agreement to develop and commercialize lefamulin in the greater China region to Sumitomo Pharmaceuticals (Suzhou), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”). Pursuant to the Assignment Agreement, the Company agreed to release Sinovant and its affiliates from their obligations under the China Region License Agreement and consented to Sumitomo Pharmaceuticals (Suzhou)’s assumption of such obligations. In addition, Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo, has agreed to guarantee all of the obligations of Sumitomo Pharmaceuticals (Suzhou) under the China Region License Agreement.

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The Company has received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. The Company will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, the Company announced the restructuring of its China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. As of September 30, 2021, management determined that the remaining $1.0 million milestone payment was probable of achievement and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, which was $1.8 million during the nine months ended September 30, 2021, based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

Except for the manufacturing collaboration and regulatory support discussed above, Sumitomo Pharmaceuticals (Suzhou) will be solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing China Region Licensed Products in the Extended China Territory and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize China Region Licensed Products in the Extended China Territory. The Company is obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sumitomo Pharmaceuticals (Suzhou) a sufficient supply of lefamulin for Sumitomo Pharmaceuticals (Suzhou) to manufacture finished drug products for development and commercialization of the China Region Licensed Products in the Extended China Territory.

Unless earlier terminated, the China Region License Agreement will expire upon the expiration of the last royalty term for the last China Region Licensed Product in the Extended China Territory, which the Company expects will occur in 2033. Following the expiration of the last royalty term, the license granted to Sumitomo Pharmaceuticals (Suzhou) will become non-exclusive, fully-paid, royalty-free and irrevocable. The China Region License Agreement may be terminated in its entirety by Sumitomo Pharmaceuticals (Suzhou) upon 180 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the China Region License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the China Region License Agreement under specified circumstances relating to the other party’s insolvency. The Company has the right to terminate the China Region License Agreement immediately if Sumitomo Pharmaceuticals (Suzhou) does not reach certain development milestones by certain specified dates (subject to specified cure periods). The China Region License Agreement contemplates that the Company will enter into ancillary agreements with Sumitomo Pharmaceuticals (Suzhou), including clinical and commercial supply agreements and a pharmacovigilance agreement.

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize the Licensed Products in Canada in all uses in humans in CABP and in any other indication for which the Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC established a joint development committee, or the Sunovion JDC, to review and oversee regulatory approval and commercialization plans in Canada. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Licensed Products in the Canada and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Canada.

On November 7, 2019, the Company, through Sunovion, submitted a New Drug Submission, or NDS. Health Canada determined there was a screening deficiency in December 2019 and a response from the Company/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. The NDS approval occurred on July 10, 2020.

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

12.         Commitments and Contingencies

The Company has contractual commitments related primarily to contracts entered into with contract research organizations and contract manufacturing organizations in connection with the conduct of clinical trials and other research and development activities. During the three months ended September 30, 2021, other than the below, there were no material changes outside the ordinary course of the Company’s business to its contractual obligations relating to contract research organizations and contract manufacturing organizations.

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

13.         Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2021, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to, or disclosure in the financial statements.

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

We may potentially develop XENLETA and CONTEPO for additional indications. In September 2020, the Centers for Medicare & Medicaid Services, or CMS, granted a new technology add-on payment, or NTAP, for XENLETA for injection, when administered in the hospital inpatient setting. Both the intravenous, or IV and oral formulations of XENLETA were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the FDA. CONTEPO was granted an NTAP making it the first QIDP antibiotic to be granted conditional NTAP approval prior to receiving FDA approval. CONTEPO was granted QIDP and Fast Track Designation by the FDA for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis. Incentives for QIDP status include an additional five years of exclusivity, in addition to any other exclusivity periods, as well as fast track and priority review status, for which both XENLETA formulations and CONTEPO are eligible.

In September 2021, Sumitomo Pharmaceuticals and we announced the approval received by Sumitomo to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan.

In May 2021, the Company and Sumitomo Pharmaceuticals (Suzhou) announced positive topline results from Sumitomo Pharmaceuticals (Suzhou)’s Phase 3 clinical trial of lefamulin in Chinese adults with CABP. Sumitomo Pharmaceuticals (Suzhou)’s multi-center, randomized, double-blind trial was designed to evaluate the safety and efficacy of intravenous, or IV, to oral lefamulin compared to IV/oral moxifloxacin in 125 subjects with CABP. Subjects were randomized 2:1 to lefamulin and moxifloxacin and stratified by prior antibiotic exposure, pneumonia severity index, or PSI, risk class and renal impairment. Study drugs were dosed in double-dummy double-blinded fashion (lefamulin: 150 mg IV every 12 hours, 600 mg oral every 12 hours; moxifloxacin: 400 mg IV once daily, 400 mg oral once daily). Lefamulin met the primary endpoint of non-inferiority vs. moxifloxacin for Investigator Assessment of Clinical Response at Test of Cure, or IACR-TOC, in the modified intent to treat, or mITT, population, with success rates of 76.8% (n = 63/82) for lefamulin and 71.4% (n = 30/42) for moxifloxacin. This finding was consistent across subgroups. On the key secondary endpoint of IACR-TOC in the clinically evaluable population, success rates were 86.0% (n = 49/57) and 86.2% (n = 25/29) in the lefamulin and moxifloxacin arms, respectively. These results are similar to those observed in the global Phase 3 LEAP 1 and LEAP 2 clinical trials of lefamulin conducted by the Company. Consistent with previously reported clinical trial results, lefamulin was observed to be generally well-tolerated, with an overall rate of treatment-emergent adverse events, or TEAEs, comparable to that of moxifloxacin. The vast majority of TEAEs in both treatment arms were mild-to-moderate in severity, with serious adverse events occurring in 4% of lefamulin-treated patients and 10% of moxifloxacin-treated patients. TEAEs leading to discontinuation were uncommon and observed in just 5% of subjects in both treatment arms. In recognition of the rising rates of bacterial resistance in China and because CABP is commonly associated with acute respiratory viruses infections, including influenza and coronavirus, and based on XENLETA’s robust safety and efficacy data in the treatment of patients with CABP generated globally and in China, Sumitomo Pharmaceuticals (Suzhou) is in active discussions with China’s National Medical Products Administration to expedite development activities and regulatory filings for lefamulin in mainland China. Despite the serious measures taken to control COVID-19, which significantly impacted the treatment of bacterial pneumonia patients, enrollment in a pivotal trial in China was completed in early February 2021. Based on the Company´s recent discussions with Sumitomo Pharmaceuticals (Suzhou), the Company believes that a marketing application for lefamulin in China is on track to be filed by Sumitomo Pharmaceuticals (Suzhou) in the fourth quarter of 2021 and the expected time for the application review is up to 24 months.

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

Since inception, we have incurred significant operating losses. As of September 30, 2021 we had an accumulated deficit of $582.6 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials as well as preparing for the commercial launch of XENLETA. Our ability to generate profits from operations and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

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

Market conditions for antibiotic companies continue to be challenging. The cost of capital has risen significantly for others and us. On December 20, 2019, we issued 1,379,310 ordinary shares and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security, that generated gross proceeds of $20.0 million and $18.3 million net, after deducting the placement agent’s fees and offering expenses. On May 29, 2020, we issued in a registered direct offering an aggregate of 4,144,537 ordinary shares with 4,144,537 warrants at a combined price of $9.1686 per security. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the exercise date. On December 10, 2020, we completed a registered public offering in which we sold 6,000,000 ordinary shares. Each share was issued and sold at a public offering price of $2.50. The proceeds to us from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and offering expenses. On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, was exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.

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

SIVEXTRO is approved for the treatment of acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms. Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force of a certain size and the restrictions related to COVID-19 must be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force of a certain size for the promotion and distribution of SIVEXTRO will result in significant additional expense and our efforts to secure a sales force may not be successful. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

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

Financial Operations Overview

Revenue

In September 2019 we had our commercial launch of XENLETA and in April 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the nine months ended September 30, 2021, we recorded $15.6 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns, and negative $0.7 million of XENLETA product revenue, net of gross-to-net accruals and adjustments for returns. Our distribution partners continue to primarily utilize their existing inventory from the initial launch to satisfy product demand for XENLETA, which in turn impacted sales in the first nine months of 2021. Given the fact that the launch lot inventory had 36 month dating, and has a near term shelf life expiration, we recorded a $1.2 million returns reserve adjustment in the third quarter of 2021. We are planning to launch a new 10-count blister pack of XENLETA in the fourth quarter of 2021, which will have four year dating for expiry. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA and SIVEXTRO.

Collaboration revenues for the nine months ended September 30, 2021 included $2.2 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou), as well as $1.2 million of our share of revenues through April 11, 2021 associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. which commenced at the end of September 2020.

Our revenues for the nine months ended September 30, 2021 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates, which are more fully described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Cost of Revenues

Cost of revenues represented 14.3% and 0.8% of our total operating expenses for the nine months ended September 30, 2021 and 2020, respectively. Cost of revenues primarily represent the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory. Other cost of revenues include costs associated with the manufacturing collaboration and regulatory support under our licensing agreements.

Research and Development Expenses

Research and development expenses represented 18.5% and 24.3% of our total operating expenses for the nine months ended September 30, 2021 and 2020, respectively.

For each of our research and development programs, we incur both direct and indirect expenses. Direct expenses include third-party expenses related to these programs such as expenses for manufacturing services (prior to our products receiving FDA approval, after which time these costs are capitalized in inventory until product is sold), non-clinical and clinical studies and other third party development services. Indirect expenses include salaries and related costs, including stock-based compensation, for personnel in research and development functions, infrastructure costs allocated to research and development operations, costs associated with obtaining and maintaining intellectual property associated with our research and development operations, laboratory consumables, consulting fees related to research and development activities and other overhead costs. We utilize our research and development staff and infrastructure resources across multiple programs, and many of our indirect costs historically have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total indirect costs incurred on a program-by-program basis.

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Direct Costs
XENLETA	$2,060	$1,715
CONTEPO	245	614
Other programs and initiatives	1,115	774
Indirect Costs	6,819	9,158
Total	$10,239	$12,261

We expect to continue to incur research and development expenses in connection with required regulatory activities, our activities related to our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, and may incur costs related to the pursuit of the clinical development of lefamulin and CONTEPO for additional indications including the treatment of resistant bacterial infections in patients with cystic fibrosis and engagement in earlier stage research and development activities. We anticipate initiating a Phase 1 clinical trial of XENLETA for the treatment of resistant bacterial infections in patients with cystic fibrosis, or CF, before the end of the first quarter of 2022. Given the ongoing COVD-19 pandemic and the high risk it puts CF patients under, it is difficult to estimate recruitment timelines at this time. It is difficult to estimate the duration and completion costs of our research and development programs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 67.2% and 74.9% of our total operating expenses for the nine months ended September 30, 2021 and 2020, respectively.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Consolidated operations data:
Product revenue, net	$7,858	$(47)	$7,905
Collaboration revenue	562	616	(54)
Research premium and grant revenue	442	722	(280)
Total revenue	8,862	1,291	7,571
Costs and expenses:
Cost of revenues	(4,199)	(25)	(4,174)
Research and development expenses	(3,221)	(3,486)	265
Selling, general and administrative expenses	(12,256)	(10,997)	(1,259)
Total operating expenses	(19,676)	(14,508)	(5,168)
Loss from operations	(10,814)	(13,217)	2,403
Other income (expense):
Other income (expense), net	131	450	(319)
Interest income (expense), net	(221)	(256)	35
Loss before income taxes	(10,904)	(13,023)	2,119
Income tax benefit	252	72	180
Net loss	$(10,652)	$(12,951)	$2,299

Revenues

Revenues for the three months ended September 30, 2021 were $8.9 million compared to $1.3 million for the three months ended September 30, 2020. The $7.6 million increase is primarily due to an increase in product revenue, net of which $8.7 million was driven by SIVEXTRO revenues.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2021 was $4.2 million compared to $25,000 for the three months ended September 30, 2020. The $4.2 million increase was primarily due to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of product sales for SIVEXTRO represent the actual purchase cost for the finished product from Merck. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of revenues for XENLETA will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 were $3.2 million compared to $3.5 million for the three months ended September 30, 2020. The $0.3 million decrease was primarily due to a $0.2 million decrease in stock-based compensation expense, and a $0.3 million decrease in staff costs, partly offset by a $0.2 million increase in research materials and purchased services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2021 were $12.3 million compared to $11.0 million for the three months ended September 30, 2020. The $1.3 million increase was primarily due to a $2.4 million increase in advisory and external consultancy expenses primarily related to commercialization activities and professional service fees for the relaunch of XENLETA and SIVEXTRO, partly offset by a $1.0 million decrease in professional fees.

Other Income (Expense), net

Other income (expense), net, decreased by $0.3 million for the three months ended September 30, 2021 primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net was $0.2 million for the three months ended September 30, 2021 compared to $0.3 million for the three months ended September 30, 2020.

Income Tax Benefit

Our income tax benefit for the three months ended September 30, 2021 was $0.3 million compared to an income tax benefit of $0.1 million for the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Consolidated operations data:
Product revenue, net	$14,928	$61	$14,867
Collaboration revenue	3,377	768	2,609
Research premium and grant revenue	1,329	1,738	(409)
Total revenue	19,634	2,567	17,067
Costs and expenses:
Cost of revenues	(7,882)	(401)	(7,481)
Research and development expenses	(10,239)	(12,261)	2,022
Selling, general and administrative expenses	(37,157)	(37,763)	606
Total operating expenses	(55,278)	(50,425)	(4,853)
Loss from operations	(35,644)	(47,858)	12,214
Other income (expense):
Other income (expense), net	479	614	(135)
Interest income (expense), net	(678)	(1,451)	773
Loss on extinguishment of debt	—	(2,757)	2,757
Loss before income taxes	(35,843)	(51,452)	15,609
Income tax expense	(544)	(199)	(345)
Net loss	$(36,387)	$(51,651)	$15,264

Revenues

Revenues for the nine months ended September 30, 2021 were $19.6 million compared to $2.6 million for the nine months ended September 30, 2020. The $17.1 million increase is primarily due to a $14.9 million increase in product revenue, net driven by SIVEXTRO, as well as an increase of $2.6 million of collaboration revenues for the nine months ended September 30, 2021, which includes $2.2 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, as well as $1.2 million of our share of revenues associated with the SIVEXTRO distribution agreement.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2021 was $7.9 million compared to $0.4 million for the nine months ended September 30, 2020. The $7.5 million increase was primarily due to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of product sales for SIVEXTRO represent the actual purchase cost for the finished product from Merck. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of revenues for XENLETA will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. For the nine months ended September 30, 2021, changes to our non-cash reserve for excess and obsolete inventory due to the uncertainty of commercial activities underlying XENLETA sales were $0.2 million.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 were $10.2 million compared to $12.3 million for the nine months ended September 30, 2020. The $2.0 million decrease was primarily due to a $0.6 million decrease in stock-based compensation expense, a $1.3 million decrease in staff costs and a $0.2 million decrease in research materials and purchased services.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the nine months ended September 30, 2021 were $37.2 million compared to $37.8 million for the nine months ended September 30, 2020. The $0.6 million decrease was primarily due to a $5.8 million decrease in staff costs due to the reduction of headcount, a $1.1 million decrease in stock-based compensation expense, a $0.7 million decrease in travel costs, and a $2.3 million decrease in professional fees, partly offset by a $9.3 million increase in advisory and external consultancy expenses primarily related to commercialization activities and professional service fees for the relaunch of XENLETA and SIVEXTRO.

Other Income (Expense), net

Other income (expense), net, decreased by $0.1 million for the nine months ended September 30, 2021 primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.8 million due the repayment of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 6 to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for further information.

Loss on Extinguishment of Debt

In connection with the third amendment to our Loan Agreement with Hercules, we recognized a non-cash $2.8 million loss on the extinguishment of debt during the nine months ended September 30, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt.

Income Tax Expense

Our income tax expense for the nine months ended September 30, 2021 was $0.5 million compared to $0.2 million for the nine months ended September 30, 2020. The $0.3 million increase was driven by gross profit from SIVEXTRO resulting in taxable U.S. income.

Liquidity and Capital Resources

Under Irish law, our board of directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, our articles of association contain, as permitted by Irish company law, provisions authorizing our board of directors to issue new shares, and to disapply statutory preemption rights. The authorization of our board of directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years.

We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory preemption rights at our 2021 Annual General Meeting of Shareholders, or the 2021 Annual Meeting, and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2021 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, although we received over 67% support of the votes cast on renewing the pre-emption rights opt-out authority, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2021 Annual Meeting) will continue to apply only until June 23, 2022. This would limit us to having the ability to issue for cash only 32,508,794 ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of September 30, 2021 (excluding the increase in authorized share capital that was approved at the 2021 Annual Meeting), up to June 23, 2022. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2021 Annual Meeting that we propose to issue for cash will also first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights, we will continue to be limited in the amount of ordinary shares we may sell in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements. As of September 30, 2021, we had cash and cash equivalents, restricted cash and short-term investments of $52.2 million. We will need to obtain substantial additional funding to achieve our business objectives. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Additionally, our inability to raise funds when needed may cause investors to lose confidence in us and raise substantial doubt about our ability to continue as a going concern, which may cause our share price to decline. Therefore, we believe obtaining shareholder approval of the pre-emption rights dis-application proposal is critical to our ability to continue to fund our operations and achieve our business objectives.

In September 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount.

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

In May 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of September 30, 2021, we have issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From October 1, 2021 and through the date of this filing, we did not sell any shares under the New Sale Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $19.5 million under the New Sale Agreement.

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

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(53,439)	$(57,967)
Investing activities	(69)	(257)
Financing activities	64,228	12,903
Effects of foreign currency translation on cash	(136)	262
Net increase/(decrease) in cash, cash equivalents and restricted cash	$10,584	$(45,059)

Operating Activities

Cash flow used in operating activities for the nine months ended September 30, 2021 was $53.4 million compared to $58.0 million for the nine months ended September 30, 2020. The $4.5 million decrease was primarily due to due to a $10.9 million decrease in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods, offset by higher working capital of $6.3 million primarily due to increases in inventory and accounts receivable.

Investing Activities

Cash flow used in investing activities for the purchase of property and equipment was less than $0.1 million for the nine months ended September 30, 2021.

Financing Activities

Cash flow generated from financing activities for the nine months ended September 30, 2021 was $64.2 million from our March 2021 financing, as well as our New Sale Agreement. Cash flow generated from financing activities for the nine months ended September 30, 2020 was $12.9 million, primarily from total net proceeds of approximately $42.9 million from the securities purchase agreement entered into in May 2020, as well as our Jefferies ATM Agreement, partly offset by the repayment of $30.0 million of long-term borrowings on our debt facility in the nine months ended September 30, 2020.

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

As described above, on March 11, 2020, we entered into an Amendment to our Loan Agreement with Hercules. Pursuant to the Third Amendment, we repaid to Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.3 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance may be requested by us under the Loan Agreement was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. Based on our current operating plans, we expect that our existing cash resources as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements substantially through the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of XENLETA, SIVEXTRO and CONTEPO, if approved. We expect to seek additional funding in future periods to support these activities.

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

Capital Expenditures

Capital expenditures were $20,000 and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements substantially through the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $36.4 million for the nine months ended September 30, 2021, $69.5 million for the year ended December 31, 2020 and $82.8 million for the year ended December 31, 2019. As of September 30, 2021, we had an accumulated deficit of $582.6 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the SIVEXTRO Territory. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA, the promotion and distribution efforts for SIVEXTRO, and, if it receives marketing approval, the commercialization of CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and CONTEPO and actively promote SIVEXTRO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring intended to reduce costs and to align the capabilities of our sales effort with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

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

On March 11, 2020, we entered into an amendment, or the Third Amendment, to our Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, as administrative agent, collateral agent and lender. Pursuant to the Third Amendment, we repaid Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. We determined to enter into the Third Amendment following the effectiveness of a performance covenant in February 2020 under which we became obligated to either (1) achieve 80% of our net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, which we refer to as the liquidity requirement. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance may be requested by us under the Loan Agreement, was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash resources as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements substantially through the second quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of XENLETA and SIVEXTRO and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and CONTEPO;
●	the costs, timing and outcome of regulatory review of CONTEPO;
●	the costs of commercialization activities for XENLETA, SIVEXTRO and CONTEPO if we receive marketing approval for CONTEPO, including the costs and timing of establishing product sales, marketing distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO;
●	revenue received from commercial sales of XENLETA, SIVEXTRO and, subject to the resubmission of the CONTEPO NDA and potential receipt of marketing approval, CONTEPO;
●	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
●	the impact of the COVID-19 pandemic;
●	our ability to establish collaborations on favorable terms, if at all;
●	the scope, progress, results and costs of product development of any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including additional community products;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the continued availability of Austrian governmental grants;
●	the costs of our physical presence in the United States, Ireland and Austria;
●	interest expense on our debt and the eventual repayment of our debt obligations which is scheduled to begin in April 2022;
●	the requirement to keep minimum cash balances per the terms of our debt obligations as well as our ability to remain in compliance with our debt covenants;
●	the costs of operating as a company with a commercial rather than a research and development focus; and
●	the costs of operating as a public company in the United States.

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

In May 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of September 30, 2021, we have issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From October 1, 2021 and through the date of this filing, we did not sell any shares under the New Sale Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $19.5 million under the New Sale Agreement.

On December 20, 2019, we sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of September 30, 2021, there were 1,379,310 warrants outstanding from the offering, where each warrant has an exercise price of $19.00 per share and will expire on the date that is three years and six months after the initial issuance date.

On May 29, 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which we issued and sold in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share we issued and sold together with an accompanying warrant at a combined price of $9.1686. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the issuance date. As of September 30, 2021, there were 4,059,532 warrants outstanding from the offering at an exercise price of $7.92 per share.

On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, is exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance. As of September 30, 2021, there were 5,180,505 warrants outstanding from the offering at an exercise price of $2.39 per share.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount.

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

On March 11, 2020, we entered into the Amendment to the Loan Agreement pursuant to which we agreed to repay to Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. Following the Prepayment, there remains outstanding $5.0 million in principal amount under the Loan Agreement, and we are eligible to request to borrow an additional $5.0 million subject to the lender’s sole discretion. We plan to begin to repay the outstanding principal amount under the Loan Agreement in April 2022.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $1.3 million for the year ended December 31, 2019 and $2.4 million for the year ended December 31, 2018. We have not received any research premium for our qualified 2020 and 2021 expenditures as of September 30, 2021. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Additionally, certain of the activities of our former collaborator, Sinovant, were delayed in China. If these delays continue and impact Sinovant’s successor’s efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the China Region Licensed Products may be delayed. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring reduced costs to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

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

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the SIVEXTRO Territory.

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

Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of XENLETA and SIVEXTRO and our obtaining marketing approval for CONTEPO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring was intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021. The success of XENLETA, SIVEXTRO and, if approved, CONTEPO will depend on a number of factors, including the following:

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

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell XENLETA, SIVEXTRO, CONTEPO or any future product candidates into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of XENLETA, SIVEXTRO, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 7,800 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing XENLETA, SIVEXTRO, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for XENLETA, SIVEXTRO and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a Contract Sales Organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the SIVEXTRO Territory.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including our engaging sufficient sales representatives, restrictions relating to travel and physician office access in the SIVEXTRO Territory due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right to initially promote SIVEXTRO in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in the number of our sales representatives, the right to exclusively distribute SIVEXTRO in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to SIVEXTRO in the SIVEXTRO Territory. We have successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with our own Nabriva NDC beginning April 12, 2021.

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

We are commercializing XENLETA and expect to commercialize CONTEPO, if approved, in the United States with targeted sales and marketing efforts. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we are party to a license agreement with Sumitomo Pharmaceuticals (Suzhou) Co., Ltd., or

Sumitomo Pharmaceuticals (Suzhou), pursuant to which we granted Sumitomo Pharmaceuticals (Suzhou)certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and we have also entered into a license agreement with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, we have recently received a Notice of Request for Invalidation of our lefamulin compound patent in China. We are evaluating the notice and plan to vigorously defend the validity of this patent. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology, products or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products and product candidates without infringing third-party patent rights. In particular, if we fail to defend the validity of our patent that has been challenged in China, sales of lefamulin in China, if and when approved, may be lower than expected, and full benefit of our China Region License Agreement may not be realized. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future technology, products or product candidates.

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. Further, on July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. In September 2021, we and Sumitomo Pharmaceuticals (Suzhou) announced the approval received by Sumitomo Pharmaceuticals (Suzhou) to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan. We have not received approval to market XENLETA in any jurisdiction other than those mentioned above or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of the CONTEPO NDA.

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

Also, following the Acquisition, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Acquisition. Prior to the Acquisition, former Zavante stockholders and SG Pharmaceuticals, Inc. entered into a stock purchase agreement, dated as of May 5, 2015, or the Stock Purchase Agreement, pursuant to which SG Pharmaceuticals, Inc. acquired all of the outstanding capital stock of Zavante from the Zavante selling stockholders and SG Pharmaceuticals, Inc., subsequently merged with and into Zavante, with Zavante as the surviving entity. Pursuant to the Stock Purchase Agreement, Zavante (as successor to SG Pharmaceuticals, Inc.) is obligated to make milestone payments payable in cash to the selling stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments that may be settled in ordinary shares of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments to the selling stockholders of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-

digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. The Stock Purchase Agreement also provides that Zavante will pay to the selling stockholders a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the Cures Act) related to a Zavante Product.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize XENLETA, SIVEXTRO or, if approved, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer, our former Chief Medical

Officer and former Chief Financial Officer were named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for injection for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 54,315,492 ordinary shares outstanding as of September 30, 2021. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of September 30, 2021, an aggregate of 535,500 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

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

On May 6, 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of September 30, 2021, we have issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From October 1, 2021 and through the date of this filing, we did not sell any shares under the New Sale Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $19.5 million under the New Sale Agreement.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our Ordinary Shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 Ordinary Shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day (a “Regular Purchase”) up to (i) 400,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $0.25 per share on Nasdaq, (ii) 600,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $2.00 per share on Nasdaq or (iii) 800,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $3.00 per share on Nasdaq. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2,500,000 absent a mutual agreement to increase such amount.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, as a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Under Irish law, our board of directors may issue new ordinary or preferred shares up to a maximum amount equal to the authorized but unissued share capital, without shareholder approval, once authorized to do so by our articles of association or by an ordinary resolution of our shareholders. Additionally, subject to specified exceptions, Irish law grants statutory preemption rights to existing shareholders where shares are being issued for cash consideration but allows shareholders to disapply such statutory preemption rights either in our articles of association or by way of special resolution. Such disapplication can either be generally applicable or be in respect of a particular allotment of shares. Accordingly, our articles of association contain, as permitted by Irish company law, provisions authorizing our board of directors to issue new shares, and to disapply statutory preemption rights. The authorization of our board of directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years.

We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory preemption rights at our 2021 Annual General Meeting of Shareholders, or the 2021 Annual Meeting, and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2021 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, although we received over 67% support of the votes cast on renewing the pre-emption rights opt-out authority, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions.

If our shareholders do not approve the dis-application of statutory pre-emption rights, our board of director’s existing authority to opt out of the statutory pre-emption right up to the amount of our authorized but unissued share capital (excluding the increase in authorized share capital that was approved at the 2021 Annual Meeting) will continue to apply only until June 23, 2022. This would limit us to having the ability to issue for cash only 32,508,794 ordinary shares, based on the amount of authorized ordinary shares unissued or unreserved and therefore available for issuance as of September 30, 2021 (excluding the increase in authorized share capital that was approved at the 2021 Annual Meeting), up to June 23, 2022. Furthermore, absent shareholder approval of the dis-application of statutory pre-emption rights, the additional authorized but unissued shares that were approved at the 2021 Annual Meeting that we propose to issue for cash will also first have to be offered to all of our existing shareholders on the same or more favorable terms on a pro-rata basis. As a result of this limitation, we are currently limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights, we will continue to be limited in the amount of ordinary shares we may sell in any capital raising transaction without first offering those shares to all of our existing shareholders.

Since our inception, we have primarily funded our research and development activities, the commercialization of our products and our operations from the sale of equity securities. We will need to obtain substantial additional funding to achieve our business objectives. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Additionally, our inability to raise funds when needed may cause investors to lose confidence in us and raise substantial doubt about our ability to continue as a going concern, which may cause our share price to decline. Therefore, we believe obtaining shareholder approval of the pre-emption rights dis-application proposal is critical to our ability to continue to fund our operations and achieve our business objectives.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 30, 2021, we granted stock options to one new employee to purchase 100,000 of our ordinary shares at an exercise price of $1.19 per share. The option was an inducement grant made under our 2021 Inducement Share Incentive Plan in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended. The option has a ten-year term and vest over four years, with 25% of the shares underlying the option award vesting on the annual anniversary of the grant date, subject to the employee’s continued service with our company through the applicable vesting dates. We intend to file a registration statement on a Form S-8 to register the ordinary shares underlying these options prior to the time at which these options become exercisable.

Other than as stated above and except as previously disclosed in a Current Report on Form 8-K (File No. 001-37558) that we filed with the SEC on September 27, 2021, we did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the nine months ended September 30, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

Purchase of Equity Securities

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 24, 2021, we and Lincoln Park Capital Fund, LLC, or Lincoln Park, entered into a purchase agreement, or the Purchase Agreement, which provides that subject to the terms and conditions set forth therein, we may sell to Lincoln Park up to $23.0 million of our ordinary shares, or the Purchase Agreement Shares, from time to time during the term of the Purchase Agreement. Additionally, on September 24, 2021, we and Lincoln Park entered into a registration rights agreement pursuant to which we agreed to file a registration statement with the Securities and Exchange Commission, or SEC, covering the resale of the ordinary shares that are issued to Lincoln Park under the Purchase Agreement. In connection with our entry into the Purchase Agreement, we agreed to issue to Lincoln Park, as a commitment fee, 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. On October 8, 2021, we filed a registration statement on Form S-1 with the SEC to register the resale by Lincoln Park of up to 17,632,474 of our ordinary shares that have been or will be sold by us to Lincoln Park pursuant to the Purchase Agreement, including the Commitment Shares, and such registration statement was declared effective by the SEC on November 1, 2021. As of the date of this filing, we have not sold any of our ordinary shares to Lincoln Park pursuant to the Purchase Agreement, other than the Commitment Shares. Based in part upon the representations of Lincoln Park in the Purchase Agreement, the Commitment Shares were offered and sold to Lincoln Park, and any Purchase Agreement Shares will be offered and sold to Lincoln Park, pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act. Lincoln Park represented that it is an accredited investor, as such term is defined in Rule 501(a)(3) of Regulation D under the Securities Act, and that it is acquiring our ordinary shares under the Purchase Agreement for investment purposes only and not with a view to any resale, distribution or other disposition of shares in violation of the United States federal securities laws.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
4.1	Registration Rights Agreement dated September 24, 2021 between Nabriva Therapeutics plc and Lincoln Park Capital Fund, LLC	8-K	001-37558	9/24/2021	4.1
10.1	Employment Agreement dated August 24, 2021 by and between Nabriva Therapeutics US, Inc. and J. Christopher Naftzger					X
10.2	Employment Agreement dated August 23, 2021 by and between Nabriva Therapeutics US, Inc. and Christine Guico-Pabia					X
10.3	2021 Inducement Share Incentive Plan, as amended	S-1	333-260146	10/8/2021	10.43
10.4	Purchase Agreement dated September 24, 2021 between Nabriva Therapeutics plc and Lincoln Park Capital Fund, LLC	8-K	001-37558	9/24/2021	10.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Consolidated Statements of Operations for the nine months ended September 30, 2021 and 2020, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2021 and 2020 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: November 9, 2021
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Daniel Dolan
Daniel Dolan
Chief Financial Officer
(Principal Financial and Accounting Officer)