Form 10-K
period 2021-12-31
Nabriva Therapeutics plc
filed 2022-03-29
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $67.5 million based on the last reported sale price of the registrant’s ordinary shares on June 30, 2021. As of February 28, 2022, the registrant had 60,525,366 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve important risks and uncertainties. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of SIVEXTRO, XENLETA and/or CONTEPO, if approved;
●	our ability to build, manage and maintain a sales force for the commercialization of SIVEXTRO, XENLETA and CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO for the treatment of cUTIs and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA for CABP and any other product candidates we may develop or obtain;
●	our plans to pursue development of other product candidates including XENLETA for the treatment of infections in patients with cystic fibrosis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;
●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;

●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters, including the ability of regulatory authorities to operate;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or clinical trials in different disease indications will be indicative of the results of ongoing or future trials;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	the future development and commercialization of XENLETA in the greater China region and Canada;
●	our expectations with respect to milestone payments pursuant to the Agreement and Plan of Merger, dated July 23, 2018, and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the acquisition of Zavante Therapeutics, Inc., or the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of SIVEXTRO for acute bacterial skin and skin structure infections, XENLETA for CABP, CONTEPO for cUTI and our other product candidates, if approved;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada and the greater China region;
●	the potential benefits under our license agreements with Sumitomo Pharmaceuticals (Suzhou), or the China Region License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
●	our future intellectual property position;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with our employees and suppliers;

●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between our wholly owned subsidiary Zavante Therapeutics, Inc. and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to “Risk Factor Summary” and “Risk Factors” in Part I, Item 1A of this Annual Report for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

Throughout this Annual Report on Form 10-K, unless the context requires otherwise, all references to “Nabriva,” “the Company,” we,” “our,” “us” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

SPECIAL NOTE

On December 2, 2020, our board of directors effected a one-for-ten reverse stock split of our ordinary shares, or the Reverse Stock Split. As a result of the Reverse Stock Split, every ten ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the company were consolidated into one ordinary Share of $0.10 each (nominal value), and the nominal value of each ordinary share was subsequently immediately reduced from $0.10 to $0.01 nominal value per share. All outstanding stock options, restricted stock units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share, common share, equity award, warrant and per share amounts in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the “Risk Factors” in Part I, Item 1A, together with the other information in this Annual Report.

●	We depend heavily on the success of SIVEXTRO, XENLETA and CONTEPO. The U.S. Food and Drug Administration, or FDA, has approved SIVEXTRO for oral and intravenous use by adults and adolescents for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, and XENLETA for oral and intravenous use for the treatment of community-acquired bacterial pneumonia, or CABP. CONTEPO is being developed for complicated urinary tract infections, or cUTI. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for SIVEXTRO and/or XENLETA, or experience significant delays in doing so, our business will be materially harmed.
●	We have incurred significant losses since our inception and anticipate that we will incur losses for at least the next several years and may never generate profits from operations or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	If we fail to meet the requirements for continued listing on The Nasdaq Global Select Market, our ordinary shares could be delisted from trading, which would decrease the liquidity of our ordinary shares and our ability to raise additional capital.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations. We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due or to comply with minimum cash balance requirements.
●	The number of ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.
●	SIVEXTRO, XENLETA and any other product candidate that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such products and product candidates, if approved, may be smaller than we estimate.
●	We have entered into a Sales Promotion and Distribution Agreement with Merck & Co. related to the promotion, distribution and sale of SIVEXTRO. If our collaboration with Merck is not successful, we may incur significant expenses related to the distribution of SIVEXTRO without realizing adequate value from the agreement.
●	We have entered into and may enter into additional collaborations with third parties for the development or commercialization of XENLETA, CONTEPO and our other product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.
●	If we are unable to obtain and maintain patent protection for our technology, products and product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be adversely affected.

●	Business interruptions resulting from the SARS-CoV-2 infection causing COVID-19 outbreak or similar public health crises have caused and could continue to cause a disruption of the commercialization of our products and the development of our product candidates and adversely impact our business.
●	If clinical trials of XENLETA, CONTEPO or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, regulatory authorities in the European Union, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of XENLETA, CONTEPO or any other product candidate.
●	If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or undesirable side effects are identified in SIVEXTRO, XENLETA, or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.
●	We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.
●	The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation. We are incorporated as a public limited company under Irish law.
●	The intended efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate, and we may have exposure to additional tax liabilities or our effective tax rate could change, which could have a material impact on our results of operations and financial position.
●	U.S. persons who own 10 percent or more of our shares may be subject to U.S. federal income taxation on certain of our foreign subsidiaries’ income even if such income is not distributed to such U.S. persons.
●	A transfer of our ordinary shares, other than a transfer effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
●	We may be classified as a passive foreign investment company for one or more of our taxable years, which may result in adverse U.S. federal income tax consequence to U.S. holders.

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, SIVEXTRO and XENLETA, as well as one development product candidate, CONTEPO. We may potentially develop XENLETA and CONTEPO for additional indications. Both the oral and intravenous, or IV, formulations of XENLETA formulations and CONTEPO were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the FDA. Incentives for QIDP status include an additional five years of exclusivity, in addition to any other exclusivity periods, as well as fast track and priority review status, for which both XENLETA formulations and CONTEPO are eligible.

SIVEXTRO

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

On July 15, 2020, we announced that we entered into a Sales Promotion and Distribution Agreement, the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, each a subsidiary of Merck & Co. Under the Distribution Agreement, MSD appointed us as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous and oral use in the United States and its territories. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and patients 12 years of age and older for the treatment of ABSSSI caused by susceptible isolates of the following Gram-positive microorganisms: Staphylococcus aureus, including MRSA and methicillin-susceptible, or MSSA, isolates, Streptococcus pyogenes, Streptococcus agalactiae, Streptococcus anginosus group (including Streptococcus anginosus, Streptococcus intermedius and Streptococcus constellatus), and Enterococcus faecalis.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including our engaging sufficient sales representatives, restrictions relating to travel and physician office access in the United States and its territories, or SIVEXTRO Territory, due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right to initially promote SIVEXTRO in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in the number of our sales representatives, the right to exclusively distribute SIVEXTRO in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to SIVEXTRO in the SIVEXTRO Territory. In April 2021, we satisfied those conditions, including the requirement to increase the number of sales representatives, and began filling orders of SIVEXTRO with our own Nabriva National Drug Code, or NDC.

SIVEXTRO was the primary driver of our topline revenues in 2021, and we believe that will continue in the near term. We believe SIVEXTRO will serve as the foundation of our portfolio in the near-term, and serve as the primary source of our revenue as we continue to raise awareness around and establish other products in our portfolio. We plan to maximize our resource allocation in the near-term to drive SIVEXTRO sales back to historical prescription trends in order to effectively and efficiently drive our operating cash flow.

XENLETA

Discovered and developed by our team, XENLETA is a semi-synthetic pleuromutilin antibiotic that is the first in its class for intraveneous, or IV, and oral administration in humans. XENLETA is designed to inhibit the synthesis of a specific protein on the bacterial ribosome, which is required for bacteria to grow, by binding with high affinity and specificity at molecular targets that are different than other currently available antibiotic classes causing cell death.

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

We believe that pleuromutilin antibiotics can help address the major public health threat posed by bacterial resistance, which the World Health Organization, or WHO, characterized in 2017 as one of the biggest threats to human health. Increasing resistance to antibiotics currently used to treat CABP is a growing concern and has become an important issue for clinicians selecting the appropriate initial antibiotic treatment for patients prior to determining the specific microbiological cause of the infection, referred to as empiric treatment. For example, the U.S. Centers for Disease Control and Prevention, or CDC, has classified Streptococcus pneumoniae, currently the most common respiratory pathogen, as a serious threat to human health as a result of increasing resistance to currently available antibiotics. In a recent retrospective cohort study of Streptococcus pneumoniae blood and pulmonary isolates from U.S. sites, resistance to macrolide class antibiotics was observed in 47.3% of Streptococcus pneumoniae colonies obtained from respiratory cultures, and 29.6% from blood cultures. As resistance to macrolide class antibiotics in respiratory isolates was greater than 25% in all regions of the U.S, we believe clinicians should consider alternatives to macrolide monotherapy for community acquired pneumonia in the U.S. based on current treatment guidelines.

 In addition, the CDC recently reported on the growing evidence of widespread resistance to macrolide class antibiotics, which are designed to disrupt bacterial protein synthesis, in Mycoplasma pneumoniae, a common cause of CABP that is associated with significant morbidity and mortality. Furthermore, Staphylococcus aureus, including methicillin-resistant Staphylococcus aureus, or MRSA, which has also been designated as a serious threat to human health by the CDC, has emerged as a more common cause of CABP in some regions of the world, and a possible pathogen to be covered with empiric therapy.

As a result of increasing resistance to antibiotics and the wide array of potential pathogens that cause CABP, the current standard of care for hospitalized patients with CABP whose treatment is initiated in the hospital usually involves first-line empiric treatment with a combination of antibiotics (cephalosporins and macrolides) or monotherapy with a respiratory fluoroquinolone. In patients where MRSA is suspected, fluoroquinolones are also typically administered in combination with other antibiotics. Combination therapy presents the logistical challenge of administering multiple drugs with different dosing regimens, with some drugs available only through IV administration, which may increase the risk of drug-drug interactions and the potential for serious side effects. Fluoroquinolones are associated with safety and tolerability concerns, including a relatively high risk for developing Clostridium difficile infection and because of their generally broad spectrum of activity, increasing rates of resistance for uropathogens.

The FDA has communicated safety information about fluoroquinolones, advising that when used systemically, in the form of tablets, capsules or injectable preparations, fluoroquinolones are associated with disabling and potentially permanent serious side effects. In December 2018, the FDA warned prescribers of an increase in the occurrence of rare but serious events of ruptures or tears in the main artery of the body, called the aorta. These tears, called aortic dissections, or ruptures of an aortic aneurysm can lead to dangerous bleeding or death. Prior communications pertaining to the safety of fluoroquinolones occurred in July 2018 (significant decreases in blood sugar and certain mental health side effects), July 2016 (disabling side effects of the tendons, muscles, joints, nerves, and central nervous system), May 2016 (restricting use for certain uncomplicated infections), August 2013 (peripheral neuropathy), and July 2008 (tendinitis and tendon rupture). The European Medicines Agency, or EMA, has also reviewed this class of antibiotics and has modified prescribing information to restrict use, and outline some of the safety risks. We believe these concerns have contributed to the increase in restrictions imposed by hospitals on and overall decline in the use of fluoroquinolones.

Many currently available antibiotic therapies are only available for IV administration and are prescribed for seven to fourteen days, requiring prolonged hospitalization or a switch to a different orally administered antibiotic, with the attendant risk that the patient might respond differently.

Effective January 1, 2017, the Joint Commission & Center for Medicare and Medicaid Services, or CMS, began requiring all U.S. hospitals to have antibiotic management guidelines, also known as “stewardship” committees, in place to identify antibiotics most appropriate and targeted to each individual patient’s infection. Past efforts to “cast the widest net possible” with broad-spectrum antibiotics that affect many types of bacteria have caused problems, such as Clostridium difficile infections, by killing good bacteria or increased antibiotic resistance in other bacteria in different areas of the body. Additionally, in 2016, the Infectious Diseases Society of America and the Society for Healthcare Epidemiology of America, or IDSA/SHEA, updated their antibiotic stewardship guidelines for antibiotic use. We believe that three key goals from these guidelines are applicable to the treatment of CABP:

●	Reduce use of antibiotics associated with a high risk of Clostridium difficile infections;
●	Increase use of oral antibiotics as a strategy to improve outcomes or decrease costs; and
●	Reduce antibiotic therapy to the shortest effective duration.

Consistent with the Antimicrobial Stewardship principles, we believe that XENLETA could be well suited as either a first-line or second-line empiric monotherapy for the treatment of CABP patients in the hospital setting, outpatient-transition of care setting or in the community setting, because of its novel mechanism of action, spectrum of activity for CABP pathogens, including against multidrug resistant strains, achievement of substantial drug concentrations in lung fluids and lung immune cells, the flexibility to step down from IV to oral administration and a favorable safety and tolerability profile.

On September 9, 2019, we announced that the oral and IV formulations of XENLETA were available in the United States for the treatment of CABP in adults through major specialty distributors. This followed the approval by the FDA of our NDA for XENLETA on August 19, 2019 for the treatment of adults with CABP. XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

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

On July 28, 2020, we announced that the European Commission, or EC, issued a legally binding decision for approval of the marketing authorization application for XENLETA™ (lefamulin) for the treatment of CAP, in adults when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed following a review by the EMA. The EC approved XENLETA for countries of the European Economic Area, or EEA, and United Kingdom, or U.K. We intend to work with a commercial partner to make XENLETA available to patients in the EEA and U.K.

In May 2021, Sumitomo Pharmaceuticals (Suzhou) and we announced positive topline results from Sumitomo Pharmaceuticals (Suzhou)’s Phase 3 clinical trial of lefamulin in Chinese adults with CABP. Sumitomo Pharmaceuticals (Suzhou)’s multi-center, randomized, double-blind trial was designed to evaluate the safety and efficacy of IV to oral lefamulin compared to IV/oral moxifloxacin in 125 patients with CABP. The results were similar to those observed in our global Phase 3 LEAP 1 and LEAP 2 clinical trials of lefamulin conducted. Consistent with previously reported clinical trial results, lefamulin was observed to be generally well-tolerated, with an overall rate of treatment-emergent adverse events, or TEAEs, comparable to that of moxifloxacin. The vast majority of TEAEs in both treatment arms were mild-to-moderate in severity, with serious adverse events occurring in 4% of lefamulin-treated patients and 10% of moxifloxacin-treated patients. TEAEs leading to discontinuation were uncommon and observed in just 5% of subjects in both treatment arms.

In September 2021, Sumitomo Pharmaceuticals (Suzhou) and we announced Sumitomo Pharmaceuticals (Suzhou) received approval to market oral and IV formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan.

In November 2021, we announced that Sumitomo Pharmaceuticals´ (Suzhou) NDA to market oral and IV formulations of lefamulin for the treatment of community-acquired pneumonia, or CAP, in adults in mainland China was accepted for review by the Chinese Center for Drug Evaluation, or CDE, China’s regulatory authority, on November 23, 2021. The expected time for the application review is up to 24 months.

COVID-19 has demonstrated the devastating impact that infectious diseases can have on public health and the economy. Similar to other acute respiratory virus infections, including influenza virus, patients infected with COVID-19 are at increased risk of developing concomitant bacterial pneumonia. In published reports, bacterial pneumonia has been shown to affect nearly 50% of hospitalized patients with COVID-19, with an associated mortality of almost 50%. Some physisians routinely administer broad-spectrum antibiotics as an empiric therapy for bacterial pneumonia to all patients with COVID-19 and moderate or severe hypoxemia. Other physisians administer antibiotics only for certain situations, such as the presence of a lobar infiltrate on a chest X-ray, leukocytosis, an elevated serum lactate level, microbiologic data, or shock. If antimicrobials are initiated, the NIH Panel recommends that their use should be reassessed daily to minimize the adverse consequences of unnecessary antimicrobial therapy. In addition to XENLETA’s potential role in treating COVID-19 patients with superimposed bacterial pneumonia, we are assessing the anti-inflammatory activity of XENLETA and what role, if any, these characteristics may play in the management of patients with COVID-19.

CONTEPO

On July 24, 2018, we completed the acquisition of Zavante Therapeutics, Inc., or Zavante, together with its lead product candidate CONTEPO™ (fosfomycin for injection, previously referred to as ZTI-01 and ZOLYD), or the Acquisition. With the Acquisition, Zavante became our wholly owned subsidiary.

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

CONTEPO is a novel, potentially first-in-class investigational IV antibiotic in the United States with a broad spectrum of Gram-negative and Gram-positive activity, including activity against most MDR strains such as extended-spectrum β-lactamase-, or ESBL-producing Enterobacteriaceae. Intravenous fosfomycin has been approved for a number of indications and utilized for over 45 years in Europe to treat a variety of serious bacterial infections, including cUTIs. CONTEPO utilizes a new dosing regimen that optimizes its pharmacokinetics and pharmacodynamics. We believe these attributes, the extensive worldwide clinical experience and the positive efficacy and safety results from the Phase 2/3 clinical trial support CONTEPO as a first-line treatment for cUTIs, including AP, suspected to be caused by MDR pathogens. At least 20% of cUTIs are caused by MDR bacteria and limited treatment options are available in the U.S. In addition, non-clinical data have shown that CONTEPO acts in combination with certain other antibiotics to improve bacterial killing.

We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI including AP in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non-inferiority to high dose piperacillin/tazobactam in patients with cUTI, including AP. In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. The CRL requested that issues related to facility inspections and manufacturing deficiencies at our active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. We requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of our contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. We resubmitted our NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. On June 19, 2020 we received a second CRL from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including our NDA for CONTEPO. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during the COVID-19 pandemic specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We are awaiting further clarity from the FDA regarding their ability to complete onsite inspections at our manufacturing partners in Italy and Spain before determining specific timing of the potential NDA resubmission, which we plan to submit promptly once we have clarity from the FDA. We currently do not have a forecasted date for the resubmission of our NDA for CONTEPO, for the treatment of cUTI, including AP. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes PAIs, will continue to be prioritized going forward. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

Our Strategy

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. The key elements of our strategy are:

●	Maximize the commercial potential of SIVEXTRO for ABSSSIs , XENLETA for CABP, and CONTEPO for cUTIs. We have established a scalable commercial infrastructure focused on maximizing the value of SIVEXTRO, XENLETA, and if approved, CONTEPO. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives in 2021 and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021. We may also adjust the allocation of our sales representatives across our portfolio from time to time to maximize sales. We have distribution rights to SIVEXTRO in the United States under a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, each a subsidiary of Merck & Co. We own exclusive, worldwide rights to XENLETA and U.S. rights to CONTEPO and we have out licensed the rights to XENLETA in Canada and China. We plan to continue to explore licensing of rights to XENLETA in other territories outside the United States. Our initial target population for SIVEXTRO in the United States focused on historial SIVEXTRO prescribers for ABSSI. Our initial target patient population for XENLETA in the United States consists of adult patients with moderate to severe CABP and the initial target population for CONTEPO is expected to be hospitalized adult patients with cUTIs, including AP. If CONTEPO receives marketing approval from the FDA, we plan to commercialize it in the United States with either internal or external sales resources. We believe CONTEPO has an innovative profile which, if approved, would support its adoption in the United States for adult cUTI patients treated in the hospital. XENLETA also has the opportunity to be adopted as outpatient transition of care from the hospital, or emergency department, or as an out-patient treatment in a community setting, each of which we believe represents a significant commercial opportunity. Outside the United States we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with multiple third parties to commercialize XENLETA in such markets. We currently have a Market Access team that is working with large payors, including managed care organizations to secure favorable formulary placement for SIVEXTRO and XENLETA. In addition we offer Patient Assistance Programs to reduce the cost of our drugs at the point of sale. Medical science liaisons are engaging with health care providers to serve as a resource for learning about XENLETA.
●	Evaluate business development opportunities and potential collaborations. As part of our corporate strategy, we continue to evaluate business development opportunities and potential collaborations. We may further expand our product pipeline through opportunistically in licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products that we would efficiently leverage with our commercial infrastructure, including additional community products, which could involve an acquisition of or combination or other strategic transaction with another operating business. We plan to evaluate the merits of entering into collaboration agreements with other pharmaceutical or biotechnology companies that may contribute to our ability to efficiently advance our product candidates, build our product pipeline, concurrently advance a range of research and development programs and leverage our commercial infrastructure. We may consider out-licensing certain products for certain market segments. Potential collaborations may provide us with funding and access to the scientific, development, regulatory and commercial capabilities of the collaborators. We expect to continue to explore opportunities from domestic and international governments, foundations, and non-governmental entities to provide additional funding and support for potential future development programs.
●	Pursue the continued development of XENLETA in additional indications. We are evaluating the cost and benefits of the continued development of XENLETA for indications in addition to CABP. Pediatric oral formulation development is ongoing, and a Phase 1 clinical trial of intravenous lefamulin in pediatric patients is ongoing. We initiated screening of our Phase 1 clinical trial of XENLETA for the treatment of resistant bacterial infections in patients with cystic fibrosis, or CF, in March 2022, and are on track to begin dosing in April 2022. Given the ongoing COVD-19 pandemic and the high risk it puts CF patients under, it is difficult to estimate recruitment timelines at this time. We believe XENLETA may have the potential to treat infections in patients with CF, acute bacterial skin and skin-structure infection, or ABSSSI, ventilator-associated bacterial pneumonia, or VABP, or hospital-acquired bacterial pneumonia, or HABP, and sexually transmitted infections, or STIs. In addition, we may explore longer duration of treatment with XENLETA to support development of a treatment for osteomyelitis and prosthetic joint infections. We believe that XENLETA would be differentiated from existing treatment options for these potential indications because of its novel mechanism of action, spectrum of activity, including activity against multi-drug resistant pathogens, achievement of substantial concentrations in relevant tissues, availability in both an IV and oral formulation and favorable safety and tolerability profile. We continue to evaluate these opportunities and consider their development if and when there is adequate funding which meets our business and financial objectives.
●	Continue the development of CONTEPO for a pediatric indication. We are continuing the development of CONTEPO for use in pediatric patients with cUTIs. In June 2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age. As a result of COVID-19, research sites were temporarily closed for enrolment for a large part of 2020, and part of 2021, only a minority of sites are currently screening patients and allowing access to the institution. As a result, our development timeline for CONTEPO for use in pediatric patients with cUTIs was modified to reflect approximately a two-year delay due to COVID-19.

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

Antibiotic resistance is primarily caused by genetic mutations in bacteria selected by exposure to antibiotics that do not kill all of the bacteria. In addition to mutated bacteria being resistant to the drug used for treatment, many bacterial strains can also become cross-resistant, meaning that they become resistant to multiple classes of antibiotics. As a result, the effectiveness of many antibiotics has declined, limiting physicians’ options to treat serious infections and exacerbating a global health issue. For example, the WHO estimated in 2014 that people with infections caused by MRSA, a highly resistant form of bacteria, are 64% more likely to die than people with a non-resistant form of the bacteria. Resistance can increase the cost of healthcare because of the potential for lengthier hospital stays and more intensive care. Growing antibiotic resistance globally, together with the low level of investment in research and development, is considered one of the biggest global health threats. In 2010, the WHO stated that antibiotic resistance is one of the three greatest threats to human health. Partially in response to this threat, the U.S. Congress passed the GAIN Act in 2012, which provides incentives, including access to expedited FDA review for approval, fast track designation and five years of potential data exclusivity extension for the development of new QIDPs. Additional legislation is also being considered in the United States, including the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act of 2019, or DISARM, which is intended to establish a new reimbursement framework to enable product specific reimbursement to hospitals for anti-infective products. In addition, the CMS has launched an alternative New Technology Add-On Payment, or NTAP, to increase access to innovative antibiotics for hospital inpatients, by improving reimbursement rates for new generation anti-infectives, and specifically those considered QIDP. In September 2020, the Centers for Medicare & Medicaid Services, or CMS, granted a NTAP for XENLETA for injection, when administered in the hospital inpatient setting. Both the IV and oral formulations of XENLETA were granted QIDP and Fast Track designation by the FDA. NTAP was also grated for CONTEPO, making it the first QIDP antibiotic to be granted conditional NTAP approval prior to receiving FDA approval. CONTEPO was granted QIDP and Fast Track Designation by the FDA for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis.

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

Acute Bacterial Skin and Skin-Structure Infections

Market Overview

ABSSSIs are very common and are characterized by a wide range of disease presentations. Over 10.7 million unique patients are diagnosed annually with ABSSSIs and lead to over 850,000 hospitalizations based on our market research. The vast majority of ABSSSI patients are successfully treated in the community setting with oral medications.

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

Causes of ABSSSIs

ABSSSIs are a frequent reason for seeking care at in both the outpatient and hospital settings. Staphylococcus aureus is one of the most common pathogens associated with these infections, and the emergence of community-associated MRSA, has represented a significant challenge in their treatment.

Gram-positive bacteria, in particular Staphylococcus aureus, Staphylococcus pyogenes, and other ß-hemolytic streptococci are the most common pathogens in ABSSSI. Of increasing concern is the rapidly rising frequency of ABSSSI caused by MRSA. There has been a dramatic increase in the occurrence of CA-MRSA infections since 2000. In many U.S. cities CA-MRSA is the most common pathogen cultured from patients with skin and skin structure infections in emergency departments. The emerging incidence of resistance to multiple antibiotics in pathogens makes ABSSSI increasingly difficult to treat. The most recent practice guidelines published by the IDSA for the treatment of ABSSSIs reflect the impact of MRSA, because a large focus is on antibiotic regimens covering Staphylococcus aureus, in particular, MRSA. The introduction of community-associated MRSA organisms has also influenced the selection of empirical antibiotic therapy to treat ABSSSIs. Additionally, knowledge of regional microbial resistance and susceptibility patterns is essential to identify appropriate empirical coverage for MRSA. Therefore, empiric coverage for MRSA has been recommended for treatment of skin and soft tissue infections, given the high community prevalence of MRSA. Empiric antibiotic therapy with activity against MRSA is particularly important in the following circumstances:

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

One of the serious public health threats identified by the CDC is MRSA, which continues to be a clinical and economic burden. Based on the CDC 2019 report, there were 323,700 estimated MRSA cases in hospitalized patients in 2017, and an estimated 10,600 deaths in the U.S due to MRSA. The European Centre for Disease Prevention and Control, or ECDC, estimates that more than four million patients in the European Union, or EU, healthcare acquired infections annually, resulting in 37,000 deaths and that a large proportion of these deaths are due to the most common multidrug-resistant bacteria, including MRSA. According to the ECDC, MRSA is still the most commonly identified antimicrobial-resistant pathogen in hospitals in many parts of the world, including Europe, the Americas, North Africa, the Middle East, and Asia. Data from the Eurosurveillance journal estimates MRSA infections affect more than 150,000 patients annually in the EU.

Currently Available Treatment Options

Since it may take as long as 48 to 72 hours to identify the pathogen(s) causing an infection and most of the currently available oral therapy options that cover resistant pathogens are narrow-spectrum treatments, physicians frequently prescribe two or more antibiotics to treat a broad-spectrum of potential pathogens. In general, empiric therapy choice has typically been guided by the patients’ clinical circumstances including regional antibiotic resistance patterns, allergy history, and concomitant medications. A recent 12 month analysis of oral treatment options in the outpatient setting by IQVIA indicated cephalosporins (Keflex), sulfonamide/trimethoprim combinations (Bactrim), tetracyclines and fluroquinolones (Baxdela), are some of the most frequently prescribed oral treatments for certain serious bacterial skin infections. However, these commonly prescribed therapies must be dosed more frequently, and many have adverse drug effects such as drug-drug interactions and central nervous system effects. The efficacy of tetracyclines is supported by susceptibility testing and observational and retrospective reports; however their efficacy for treatment of skin and soft tissue infections due to MRSA has not been rigorously evaluated or compared in clinical trials. Fluroquinolones are not recommended as a treatment option for ABSSSIs caused by MRSA because of decreased susceptibility of MRSA to fluoroquinolones, which also highlights the need for additional treatment options for skin infections that are caused by fluoroquinolone-resistant organisms.

Limitations of Currently Available Treatment Options

The most common treatments for serious bacterial skin infections are beta-lactams, such as cephalosporins (cephalexin (Keflex), cefazolin (Anef)) or penicillin, or its derivates such as dicloxacillin, nafcillin or oxacillin. Other agents include, sulfonamide/trimethoprim combinations (Bactrim), tetracyclines, vancomycin, linezolid and fluroquinolone (Baxdela). Although many of these agents have an effective oral equivalent of dicloxacilin, some such as vancomycin or daptomycin (Cubicin) for MRSA infections do not; the lack of an effective bioequivalent oral formulation of these and many other commonly prescribed antibiotics requires continued IV therapy, which is inconvenient for the patient and may result in longer hospital stays and greater cost. Alternatively, because of the absence of the same antibiotic in an oral, well-tolerated formulation, physicians may switch the patient to a different orally available antibiotic at the time of hospital discharge. This carries the risk of new side effects and possible treatment failure if the oral antibiotic does not cover the same bacteria that were being effectively treated by the IV antibiotic therapy. While linezolid is a twice-daily IV and oral therapy, it is a narrow-spectrum treatment that is associated with increasing bacterial resistance, side effects from interactions with other therapies and other serious safety concerns.

Adverse Effects

Concerns about antibiotic safety and tolerability are among the leading reasons why patients stop treatment and fail therapy. The most commonly used antibiotics to treat ABSSSIs, such as cephalosporins (Keflex), sulfonamide/trimethoprim combinations (Bactrim), and fluroquinolones (Baxdela) are associated with safety and tolerability concerns. For example, Bactrim is associated with severe reactions including Stevens-Johnsons syndrome a rare and serious disorder of the skin and mucus membranes. As previously noted, fluoroquinolones are associated with tendon rupture, peripheral neuropathy and, more recently, valvular abnormalities, aortic aneurysm and/or dissection. In addition, fluoroquinolones have been associated with an increased frequency of Clostridium difficile colitis, an overgrowth of a bacteria in the colon that produces a toxin that results in inflammation of the colon and repeated bouts of watery diarrhea. Linezolid should not be taken by patients who are also on many commonly prescribed anti-depressants, such as monoamine oxidase inhibitors and serotonin reuptake inhibitors.

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

Administered once-daily, SIVEXTRO offers an effective, short six-day course of therapy. Convenient dosing enables greater patient compliance and is one of the key therapeutic and commercial benefits of the drug over existing treatments, many of which must be taken more frequently and for longer periods of time. SIVEXTRO has proven efficacy and demonstrated 80% early clinical response in 48-72 hours, so clinicians can have confidence that the drug will work quickly and is well tolerated with a low incidence of side effects. There is no need for monitoring and no drug-drug interactions with selective serotonin reuptake inhibitors, or SSRIs, another significant competitive advantage, and SIVEXTRO is not a substrate for hepatic CYP450. Additionally, many older ABSSSI treatments can only be administered intravenously, and therefore require hospital treatment leading to increased healthcare costs.

Community-Acquired Bacterial Pneumonia

Market Overview

Our analysis of the LexisNexis data indicates that approximately 2.4 million of adult CABP patients were treated as inpatients with IV or injectable antibiotics, and we found that the majority of CABP patients enter the hospital inpatient setting following the initiation of antibiotic therapy during an Emergency Department, or ED, visit. Additionally, our analyses show that approximately 1.4 million adult CABP patients were treated with antibiotic courses, IV or oral, in the ED or as hospital outpatients and subsequently released without hospital admission.

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

Based on data from LexisNexis Risk Solutions, as well as analysis of data from US hospitals and other healthcare facilities, we believe that the number of adult CABP patients who were treated with antibiotic therapy in hospitals in the United States exceeded 3.8 million for full-year 2016. Our analysis of the LexisNexis data also indicates that approximately 2.4 million of these adult CABP patients were treated as inpatients with IV/injectable antibiotics, and we find that the majority of CABP patients enter the hospital inpatient setting following the initiation of antibiotic therapy during an ED visit. Additionally, our analyses show that approximately 1.4 million adult CABP patients were treated with antibiotic courses (IV or oral) in the ED or as hospital outpatients and subsequently released without hospital admission.

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

IQVIA estimated that in 2017 approximately 2.0 million adult CABP patients were actively treated with antibiotics from prescribers in community clinics and at other non-hospital based sites of urgent care. As a result, we believe that approximately 6 million CABP patients are treated with antibiotics in the United States on an annual basis and 6 out of every 10 adult CABP patients have treatment initiated in a hospital setting versus. the community setting.

Overall, the impact of pneumonia is serious. Based on CDC data, approximately 50,000 patients died from CABP in the United States in 2014.

Causes of CABP

Pneumonia can be caused by a variety of micro-organisms, with bacteria being the most common identifiable cause. CABP refers to bacterial pneumonia that is acquired outside of a hospital setting. Signs and symptoms of CABP include cough, fever, sputum production and chest pain. A number of different types of bacteria can cause CABP, including both Gram-positive and Gram-negative bacteria. Pneumonia that is caused by atypical bacterial pathogens often has different symptoms and responds to different antibiotics than pneumonia caused by pathogens referred to as typical bacteria. However, atypical bacteria are not uncommon. The most common bacterial pathogens noted in current treatment guidelines from the Infectious Diseases Society of America, or IDSA, for hospitalized CABP patients who are not in the intensive care unit are Streptococcus pneumoniae, Mycoplasma pneumoniae, Haemophilus influenzae, Chlamydophila pneumoniae, and Legionella species. In addition, IDSA notes the emergence of resistance to commonly utilized antibiotics for CABP, specifically drug-resistant Streptococcus pneumoniae and community-acquired MRSA, or CA-MRSA, as a major consideration in choosing empiric therapy. However, a majority of patients do not have a pathogen identified using routine diagnostic tests available to physicians.

Currently Available Treatment Options

In 2019, based on the most likely bacteria to cause CABP, IDSA and the American Thoracic Society, or ATS, updated their recommendations for the empiric treatment of non-severe hospitalized patients with CABP without risk factors for MRSA and Pseudomonas aeruginosa with either:

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

Regarding outpatient therapy, the updated guidelines now only conditionally recommend macrolide monotherapy for CABP patients with or without comorbidities or risk factors only if local pneumococcal macrolide resistance is less than 25% and reiterated that physicians need to be aware of the local susceptibility profiles of the common bacterial pathogens associated with CABP because of increasing resistance to first-line antibiotics. For example, rates of pneumococcal resistance to macrolides now exceed 25% in most areas of the US and resistance to tetracyclines (another first line outpatient recommended therapy) exceed 25% in some areas, while resistance in Mycoplasma pneumoniae associated with severe disease has been recently reported by the CDC in the United States. Antibiotic resistance is widespread to various degrees throughout the world.

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

Bacterial Resistance and Spectrum of Activity

As a result of bacterial resistance, the effectiveness of many antibiotics has declined. For example, the CDC estimates that in 30% of severe Streptococcus pneumoniae cases, the bacterial pathogen is fully resistant to one or more clinically relevant antibiotics, with 44% of strains resistant to a macrolide in the United States. Antibiotic resistance has a significant impact on mortality and contributes heavily to healthcare system costs worldwide. According to the CDC, cases of resistant Pneumococcal pneumonia result in 32,000 additional doctor visits, approximately 19,000 additional hospitalizations and 7,000 deaths each year. None of the currently available treatment options provides a monotherapeutic, empiric, narrow spectrum of antibacterial coverage that sufficiently covers all of the most common bacterial causes of CABP, including multi-drug resistant strains.

Difficult, Inconvenient and Costly Regimens

Currently available antibiotics used to treat CABP and other serious infections can be difficult, inconvenient and costly to administer. Physicians typically prefer IV administration for patients hospitalized with more serious illness to ensure adequate delivery of the drug. Many IV antibiotics are prescribed for seven to 14 days or more and patients can be hospitalized for much or all of this period or require in-home IV therapy. The diagnosis related group, or DRG, reimbursement system often used in the U.S. hospital setting pays a fixed fee for an episode of CABP that may not fully compensate hospitals for the duration of hospitalized care. Prolonged IV treatment that extends the period of hospitalization may cause hospital costs to increase in excess of the fixed reimbursement fee, resulting in significant negative financial impact on healthcare institutions. In addition, to address all likely bacterial pathogens in a patient with a more serious illness, IDSA guidelines recommend using a combination of antibiotics. Combination therapy presents the logistical challenge of administering multiple drugs with different dosing regimens and may increase the risk of drug-drug interactions. While IV treatment delivers the drug more rapidly than is typical orally, once a patient is stabilized, oral treatment with the same drug allows for more convenient and cost-effective out-patient treatment. Because many commonly used antibiotics are only available in IV form, a switch to an oral therapy often requires changing to a different antibiotic, which may be less effective for the patient due to the different mechanism of action of the drug prescribed upon discharge.

Adverse Effects

Currently available antibiotic therapies can have serious side effects. These side effects may include severe allergic reactions, decreased blood pressure, nausea and vomiting, suppression of platelets, pain and inflammation at the site of injection, muscle, renal and oto-toxicity, optic and peripheral neuropathies, aortic dissection, valvular abnormalities, tendinopathy, hypoglycemia and headaches. At times, these side effects may be significant and require discontinuation of therapy. As a result, some treatments require clinicians to closely monitor patients’ blood levels and other parameters, increasing the expense and inconvenience of treatment. This risk may increase with combination therapy, which exposes patients to potential adverse effects from each of the antibiotics used in treatment. For example, fluoroquinolones are associated with tendon rupture, peripheral neuropathy and, more recently, valvular abnormalities, aortic aneurysm and/or dissection. In addition, fluoroquinolones have been associated with an increased frequency of Clostridium difficile colitis, an overgrowth of a bacteria in the colon that produces a toxin that results in inflammation of the colon and repeated bouts of watery diarrhea. This has resulted in limitations on the use of fluoroquinolones in several countries. In November 2015, the FDA convened an Advisory Committee meeting to review the benefits and risks of fluoroquinolones in less severe indications, such as uncomplicated UTI, acute bacterial sinusitis and acute bacterial exacerbations of chronic bronchitis. Based on the committee’s recommendation, in July 2016, the FDA approved changes to the labels of fluoroquinolones to indicate that fluoroquinolones should be reserved for use in patients who have no other treatment options for the indications mentioned above, because the risk of these serious side effects generally outweighs the benefits in these patients. These changes included a requirement that a separate patient Medication Guide be given with each prescription that describes the safety issues associated with this class of drugs. In December 2018, an FDA review found that fluoroquinolone antibiotics can increase the occurrence of rare but serious events of ruptures or tears in the aorta. These tears, called aortic dissections, or ruptures of an aortic aneurysm can lead to dangerous bleeding or even death. They can occur with fluoroquinolones for systemic use given by mouth or through an injection. As a result, fluoroquinolone use has declined substantially in recent years.

Our Solution: XENLETA for the treatment of CABP

We believe that XENLETA, which is the first new class of antibiotic approved by the FDA in nearly 20 years for CABP, can fill the current treatment gap by providing clinicians the ability to treat a patient with suspected or confirmed CABP where there may be concerns about resistance, or adverse event profiles for available antibiotic classes, or for elderly patients or patients with co-morbidities where they are at higher risk for negative outcomes from pneumonia. XENLETA has demonstrated efficacy and a favorable safety profile as an empiric, short-course monotherapy for the treatment of CABP with targeted activity against Gram-positive, Gram-negative, and atypical bacteria that are commonly associated with CABP, including drug-resistant strains. The novel mechanism of action of XENLETA provides for a low risk of resistance development and low probability of cross resistance with other antibiotics, which is important given the increase in antimicrobial resistance to relevant CABP pathogens. XENLETA, with IV and oral formulations, and no need for a loading dose, has versatility to meet the health care provider and patient’s clinical needs. For example, XENLETA can be utilized in patients as an IV antibiotic in the hospital setting with discharge on oral therapy, which provides significant advantages to the patients’ health while potentially reducing the total cost of care to the hospital. Additionally, we believe a short course treatment with XENLETA oral monotherapy could benefit moderate to severe CABP patients treated in the Emergency Department, or ED, by potentially avoiding hospitalization. And finally, XENLETA can be utilized effectively in the community setting by primary care practitioners who can potentially avoid an ED visit, thereby, reducing patient hospitalization exposure and related significant associated costs to managed care plans.

Complicated Urinary Tract Infections

Market Overview

Infections due to a bacterial pathogen that are resistant to one or multiple antibiotic classes have become increasingly common and present a risk to our fight against infectious diseases and the management of complications in vulnerable patients. According to the CDC, more than 2.8 million hospital infections caused by bacteria resistant to one or more antibiotics occur every year in the United States, and over 35,000 patients with an antibiotic-resistant pathogen die each year. The prevalence of β-lactamase enzymes among Gram-negative pathogens threatens the usefulness of many β-lactam antibiotics and has resulted in greater reliance on last line antibiotics, including carbapenems.

cUTIs, including AP, are among the most common infections due to MDR bacteria, including CRE, and are often healthcare-associated. Global mortality attributable to CRE infections has been estimated in some studies to be over 20% and reflects the need for safe, alternative, carbapenem-sparing.

Surveillance and epidemiological studies suggest that some traditional, first line antibiotics may no longer be acceptable choices for early therapy. In one third party, large scale surveillance study, approximately one out of three patients hospitalized in the United States with cUTI, hospital associated pneumonia, or a bloodstream infection did not receive timely effective antibiotic therapy, and this delay was associated with increased morbidity and mortality. Based on third party studies, the rate of antibiotic resistance appears to be two to four times higher in patients who were admitted to the hospital from a nursing home or were recently hospitalized. Antibiotic therapy within the past six months has also been identified in these third party studies as a risk factor for antibiotic resistance.

New classes of antibiotics that are effective against drug-resistant pathogens are needed for early, appropriate treatment of serious infections in hospitalized patients and to treat patients who have failed to respond to standard, first-line antibiotics due to acquired drug resistance.

For over 45 years, oral and IV formulations of fosfomycin have been used in the EU, Australia, Canada, Africa, Asia, and South America, and an oral formulation of fosfomycin has been used in the United States. Oral fosfomycin is available in the United States as single dose therapy for cystitis and is noted as an appropriate treatment option for cystitis in treatment guidelines by the IDSA and the CDC. However, oral administration of fosfomycin provides inadequate concentrations that are required for treatment of more serious infections due to its limited bioavailability and dose limiting gastrointestinal tolerability.

Outside of the United States, IV fosfomycin is approved for patients with a variety of infections, often severe, including cUTI, bacteremia, osteomyelitis, nosocomial lower respiratory tract infections, surgical site infections, bone and joint infections, endocarditis, skin infections and bacterial meningitis. The efficacy and safety profile of IV fosfomycin has been established by more than 45 years of clinical use outside of the United States and has been evaluated in more than 60 clinical trials. Fosfomycin has retained high in vitro activity with a low and stable resistance profile, and continues to be suitable for use as a monotherapy for cUTI despite long term use.

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

cUTI are usually caused by a greater variety of pathogens, with a greater likelihood of associated antimicrobial resistance, than uncomplicated UTIs, or uUTIs. Escherichia coli, or E. coli, is isolated in approximately 75% to 95% of uUTIs and approximately 50% of cUTIs and is the most common etiologic agent of cUTIs. Additional commonly-identified Gram-negative uropathogens include other Enterobacteriaceae (such as Klebsiella spp., Proteus spp., Enterobacter cloacae) and non-fermenting Gram-negative bacilli (such as Pseudomonas aeruginosa and Acinetobacter spp.). Gram-positive organisms, such as Enterococci and coagulase-negative Staphylococci, may also be contributing pathogens.

Limitations of Currently Available Treatment Options

We believe bacterial resistance against antimicrobials has created the need for more antibiotic treatment options, particularly among MDR, Gram-negative bacilli (including CRE, ESBL, producers, and MDR Pseudomonas aeruginosa). Gram-negative antimicrobial resistance is particularly common among urinary tract pathogens. Enterobacteriaceae, including E. coli and Klebsiella pneumoniae, may acquire plasmids that encode ESBLs and confer resistance to third-generation cephalosporins and other broad-spectrum antibiotics. Third-generation cephalosporins and β-lactamase inhibitors, or BLIs, are also commonly ineffective against Enterobacteriaceae that generate AmpC enzymes.

The recent spread into hospitals of Enterobacteriaceae expressing emergent β-lactamases, including members of the serine carbapenemases and metallo-β-lactamases, endanger antibiotic options. The lack of available and effective antibiotic classes for these organisms has created an unmet medical need. For example, infections with CRE are difficult to treat, as there are limited treatment choices available. Mortality rates as high as 40% to 50% have been associated with CRE infections, making them a serious threat to public health. The available treatment choices are associated with serious potential toxicity, in the case of colistin and aminoglycosides, or concerns of allergy or hypersensitivity, in the case of β-lactams or penicillin derivatives.

Our Solution: CONTEPO for the Treatment of cUTI

●	CONTEPO is an IV formulation of fosfomycin and the sole member of the epoxide antibiotic class.
●	CONTEPO has a different mechanism of action than other IV antibiotics available in the United States.
●	CONTEPO has a broad spectrum of in vitro activity against a variety of clinically important MDR Gram-negative pathogens, including ESBL-producing Enterobacteriaceae, CRE, and Gram-positive pathogens, including MRSA and vancomycin-resistant enterococci.
●	CONTEPO has demonstrated in vitro additivity or synergy when used in combination with other classes of antibiotic agents in pre-clinical studies.
●	CONTEPO has a small molecular size, which may enable high levels of tissue penetration and facilitate renal elimination, both of which are important for treatment of cUTIs.
●	CONTEPO is supported by a long history of IV fosfomycin use outside the United States in a variety of indications, including cUTI.
●	CONTEPO completed the ZEUS Study, a pivotal registrational Phase 2/3 clinical trial in cUTI, achieving non-inferiority to an active comparator.

CONTEPO is a potentially first-in-class epoxide IV antibiotic in the United States with a broad spectrum of bactericidal Gram-negative and Gram-positive activity, including activity against many contemporary MDR strains that threaten hospitalized patients. IV fosfomycin has an extensive commercial history in markets outside the United States, where it has been used broadly for over 45 years to treat a variety of indications, including cUTIs, bacteremia, pneumonia and skin infections with little resistance shown to date.

CONTEPO works differently than other IV antibiotics approved in the United States. CONTEPO inhibits an early step in bacterial cell wall synthesis, so the cell wall lacks integrity and the bacteria die quickly. We believe that because of its different mechanism of action, we have not observed any cross resistance to date between CONTEPO and any of the existing classes of intravenous antibiotics. In addition, CONTEPO has demonstrated in in vitro studies an additive or synergistic antibacterial effect with other classes of antibiotics when used in combination therapy in preclinical studies, and has been shown to restore susceptibility of resistant strains.

Our Products and Product Candidate

SIVEXTRO

Overview

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

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck & Co., Inc. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed us as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the SIVEXTRO Territory. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. On April 12, 2021, in accordance with the terms of the Distribution Agreement, we began exclusive distribution of SIVEXTRO under our own National Drug Code, or NDC, and we recognize 100% of net product sales of SIVEXTRO in our results of operations.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including us having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the SIVEXTRO Territory due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right by MSD initially to promote the Products in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to the Products in the SIVEXTRO Territory. We successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with our own Nabriva NDC beginning on April 12, 2021. Subject to applicable law, we are entitled to determine the final selling prices of the Products charged by us to our customers at our sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. We are responsible for all costs related to the promotion, sale and distribution of the Products by us, as well as all costs required to meet our staffing obligations under the Distribution Agreement. We are obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the SIVEXTRO Territory. We have agreed to employ a sales force or retain the services of a contract sales organization to fulfill our obligations under the Distribution Agreement. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives in 2021 and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

Furthermore, a subsidiary of Merck will sell to us, and we have agreed to purchase SIVEXTRO from such subsidiary at specified prices in such quantities as we may specify. Although we are entitled, subject to appliable law, to determine the final selling prices of SIVEXTRO in our sole discretion, subject to an overall annual limit on price increases, we may not be able to sell SIVEXTRO at prices high enough to recoup our investment in a sales force and other commercialization activities.

XENLETA

Overview

XENLETA is a semi-synthetic derivative of the naturally occurring antibiotic, pleuromutilin, which was originally identified from a fungus called Pleurotus mutilius. XENLETA is designed to inhibit the synthesis of bacterial protein, which is required for bacteria to grow. XENLETA acts by binding to the peptidyl transferase center, or PTC, on the bacterial ribosome in such a way that it interferes with the interaction of protein production at two key sites known as the “A” site and the “P” site, resulting in the inhibition of bacterial proteins and the cessation of bacterial growth. XENLETA’s binding occurs with high affinity, high specificity and at molecular sites that are different than other antibiotic classes. We believe that XENLETA’s novel mechanism of action is responsible for the lack of cross-resistance with other antibiotic classes that we have observed in our preclinical studies and clinical trials and a low propensity for development of bacterial resistance to XENLETA. The binding of XENLETA to the PTC on the bacterial ribosome is depicted in the graphic below.

We believe that XENLETA is well suited to be used empirically as monotherapy for the treatment of respiratory tract infections, such as CABP, because of its spectrum of antibacterial activity against both the typical and atypical pathogens causing CABP. XENLETA is a pleuromutilin antibacterial indicated for the treatment of adults with CABP caused by susceptible microorganisms. In addition, in preclinical studies, XENLETA showed potent antibacterial activity against a variety of Gram-positive bacteria, Gram-negative bacteria and atypical bacteria, including multi-drug resistant strains. In preclinical studies and in Phase 1 clinical trials, XENLETA achieved substantial concentrations in the epithelial lining fluid, or ELF, of the lung, the site infected during pneumonia. XENLETA also provides the ability to switch from IV to oral therapy and maintain therapy with the same antibacterial treatment. The efficacy of XENLETA in humans has been shown in a proof-of-concept Phase 2 clinical trial with 207 patients with ABSSSI comparing two XENLETA doses (100 mg and 150 mg i.v. q12 h) with vancomycin (≥ 1,000 mg) over 5-14 days. This trial enrolled patients with severe skin and skin structure infections, excluding any patients with minor and uncomplicated infections. In total, 90.8 % of patients in the Modified Intent to Treat, or mITT population had Staphylococcus aureus infection; 69.1 % of patients had MRSA. The results of the clinical Phase 2 trial in ABSSSI provided the first proof of concept for the systemic use of a pleuromutilin antibiotic for the treatment of serious bacterial infections in humans. Thereafter, the clinical program for XENLETA progressed with completion of two Phase 3 clinical trials in CABP (LEAP 1, LEAP 2). These trials demonstrated that XENLETA treatment, administered as IV only, IV to oral, and oral only regimens, was non-inferior to the standard of care moxifloxacin for the treatment of adults with CABP. Each trial provided independent evidence of the treatment effect and safety in this population with unmet medical need. In May 2021, we and Sumitomo Pharmaceuticals (Suzhou) announced positive topline results from Sumitomo Pharmaceuticals (Suzhou)’s Phase 3 clinical trial of lefamulin in Chinese adults with CABP. Sumitomo Pharmaceuticals (Suzhou)’s multi-center, randomized, double-blind trial was designed to evaluate the safety and efficacy of IV to oral lefamulin compared to IV/oral moxifloxacin in 125 subjects with CABP. The results were similar to those observed in our global Phase 3 LEAP 1 and LEAP 2 clinical trials of lefamulin. Consistent with previously reported clinical trial results, lefamulin was observed to be generally well-tolerated, with an overall rate of treatment-emergent adverse events, or TEAEs, comparable to that of moxifloxacin. The vast majority of TEAEs in both treatment arms were mild-to-moderate in severity, with serious adverse events occurring in 4% of lefamulin-treated patients and 10% of moxifloxacin-treated patients. TEAEs leading to discontinuation were uncommon and observed in just 5% of subjects in both treatment arms.

The FDA has designated each of the IV and oral formulations of XENLETA as a QIDP, which provides for the extension of statutory exclusivity periods in the United States for an additional five years upon FDA approval of the product for the treatment of CABP and granted fast track designation to these formulations of XENLETA. Fast track designation is granted by the FDA to facilitate the development and expedite the review of drugs that treat serious conditions and fill an unmet medical need. The fast track designation for the IV and oral formulations of XENLETA will allow for more frequent interactions with the FDA, the opportunity for a rolling review of any NDAs, eligibility for priority review and a shortening of the FDA’s goal for taking action on a marketing application from ten months to six months. Two NDAs for IV and oral formulations of XENLETA for treatment of CABP were submitted to the FDA December 19, 2018 and were approved on August 19, 2019. On July 16, 2020, we announced that Sunovion Pharmaceuticals Canada Inc., received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of CAP in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. On July 28, 2020, we announced that the EC, issued a legally binding decision for approving of the marketing authorization application for XENLETA for the treatment of CAP, in adults when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed following a review by the EMA. The EMA approved XENLETA in the EEA and the U.K. In September 2021, we and Sumitomo Pharmaceuticals (Suzhou) announced the approval received by Sumitomo Pharmaceuticals (Suzhou) to market oral and IV formulations of XENLETA for the treatment CAP in adults in Taiwan.

We own exclusive, worldwide rights to XENLETA, other than our rights in People’s Republic of China, Hong Kong, Macau, and Taiwan, which were licensed to Sumitomo Pharmaceuticals (Suzhou), and Canada, which was licensed to Sunovian. XENLETA is protected by issued patents in the United States, Europe and Japan covering composition of matter, which are scheduled to expire no earlier than 2028. We also have been granted patents for XENLETA relating to process and pharmaceutical crystalline salt forms in the United States, which are scheduled to expire no earlier than 2031 before any regulatory exclusivity such as QIDP or pediatric extensions are applied. In addition, we own a family of pending patent applications directed to pharmaceutical compositions of XENLETA, which if issued would be scheduled to expire no earlier than 2036.

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

Targeted Spectrum of Activity for CABP Pathogens and Low Propensity for the Development of Bacterial Resistance

We expect XENLETA’s spectrum of antibacterial activity against typical and atypical pathogens could eliminate the need to use a combination of antibiotics for the treatment of CABP. In our completed Phase 2 clinical trial, IV XENLETA achieved a high cure rate against multi-drug resistant Gram-positive bacteria, including MRSA. In addition, in preclinical studies, XENLETA showed activity against a variety of Gram-positive bacteria, including Streptococcus pneumoniae and Staphylococcus aureus, that are resistant to other classes of antibiotics, Gram-negative bacteria, including Haemophilus influenzae and Moraxella catarrhalis, and atypical bacteria, including Chlamydophila pneumoniae, Mycoplasma pneumoniae and Legionella pneumophila. Included in XENLETA’s spectrum of activity are all bacterial pathogens identified by IDSA as the most common causes of CABP for hospitalized patients who are not in the intensive care unit, as well as strains of the above listed bacteria that are resistant to other classes of antibiotics, including penicillins, cephalosporins, fluoroquinolones and macrolides.

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

Early Clinical Response rates for the most frequently identified baseline pathogens in the Microbiological Intent-to-treat, or microITT, group were: Streptococcus pneumoniae (88.2% XENLETA vs 93.8% moxifloxacin), Haemophilus influenzae (92.2% XENLETA vs 94.7% moxifloxacin), Moraxella catarrhalis (92.0% XENLETA vs 100.0% moxifloxacin), Mycoplasma pneumoniae (84.2% XENLETA vs 90.0% moxifloxacin), Legionella pneumophila (88.9% XENLETA vs 85.7% moxifloxacin), and Chlamydophila pneumoniae (90.9% XENLETA vs 94.7% moxifloxacin). ECR responder rates for Staphylococcus aureus were 100.0% in both treatment groups. Responder rates among resistant pathogens were high in the XENLETA group (e.g., 100.0% for penicillin-intermediate Streptococcus pneumoniae [PISP], penicillin-resistant Streptococcus pneumoniae [PRSP], multi-drug resistant Streptococcus pneumoniae, or MDRSP, and macrolide-resistant Streptococcus pneumoniae), although the number of resistant pathogens was low.

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

Early Clinical Response rates for the most frequently identified baseline pathogens in the microITT group were: Streptococcus pneumoniae (89.4% XENLETA vs 91.3% moxifloxacin), Haemophilus influenzae (89.3% XENLETA vs 91.7% moxifloxacin), Mycoplasma pneumoniae (100.0% in both groups), Moraxella catarrhalis (85.7% XENLETA vs 100.0% moxifloxacin), Legionella pneumophila (81.3% XENLETA vs 94.1% moxifloxacin), and Chlamydophila pneumoniae (93.8% XENLETA vs 100.0% moxifloxacin). ECR responder rates for Staphylococcus aureus were 100.0% in both treatment groups. Responder rates among resistant pathogens were high in the XENLETA group (e.g., 100.0% for PISP, PRSP, MDRSP, and MRSA), although the number of resistant pathogens was low.

Both XENLETA and moxifloxacin were well tolerated in the oral treatment regimens administered in the study. The overall incidence of TEAEs was higher in the XENLETA group (32.6%) than in the moxifloxacin group (25.0%), which was driven by a difference in the incidence of mild/moderate Gastrointestinal Disorders. For XENLETA and moxifloxacin, respectively, the most frequently reported individual TEAEs in this category (and for the study overall) were diarrhea (12.2% vs 1.1%), nausea (5.2% vs 1.9%), and vomiting (3.3% vs 0.8%). Among the XENLETA-treated subjects reporting each of these TEAEs, approximately 75% had mild events and the remainder had moderate events. The only severe gastrointestinal adverse event, which was also serious, was a case of inguinal hernia strangulated in a moxifloxacin-treated subject. There were no severe or serious gastrointestinal adverse events among XENLETA-treated subjects. Furthermore, gastrointestinal events led to study drug discontinuation for 3 XENLETA-treated subjects (due to vomiting or abdominal pain) and one moxifloxacin-treated subject (due to vomiting). One patient who had a positive clinical response to XENLETA was later diagnosed with a Clostridium difficile infection during an extended hospital stay.

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

Phase 1 Pediatric Clinical Trial

Not unlike treatment of infectious diseases in adults, the management of pediatric infections has become more difficult due to the continuing rise in resistance in bacteria. Further complicating antimicrobial selection in the pediatric population is the need for agents to be very well tolerated and available in a final dosage form that can be easily administered to children. Based upon the in vitro antimicrobial spectrum of activity, along with the safety profile observed to date, we believe XENLETA is appropriate for evaluation for the treatment of a variety of pediatric infections, including those affecting the respiratory tract and skin and skin structure. We have an agreed Pediatric Investigation Plan, or PiP, and Pediatric Study Plan, or PSP, with the EMA and FDA, respectively. Pediatric oral formulation development is ongoing with initiation of a relative bioavailability and pharmacokinetic study with said oral formulation in 2019, and we initiated a Phase 1 clinical trial evaluating safety, tolerability and PK of intravenous XENLETA in pediatric patients in mid-2018. As a result of COVID-19, research sites were temporarily closed for enrollment in 2020 and 2021 as hospitals suspended access and non-essential clinical research to focus on health care delivery to COVID-19 patients. As of July 2020, trials started to re-open, where allowed by the institution, and initiated screening of potential subjects at sites.

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

The disruption in chloride transport at the cellular level leads to dehydrated secretions within the lungs. Hence, pulmonary disease is the leading cause of morbidity and mortality in patients with CF because impaired muco-ciliary clearance in the lungs leads to recurrent pulmonary infections, inflammation, bronchiectasis and progressive lung function decline. One of the major factors influencing the impact on the lungs is infection. Infections are a leading cause of loss of lung function and take a significant physical and emotional toll, making them a top concern for people with CF. The treatment landscape for infections is becoming more challenging as antimicrobial resistance (AMR) increases. It is estimated that approximately half of the CF population will continue to require improved anti-infective treatments over the next 20 years.

Staphylococcus aureus is a ubiquitous commensal bacterial pathogen isolated in the respiratory tract and is commonly colonized in the respiratory tracts of CF patients. It is one of the main causes of recurrent acute pulmonary infections. According to the 2020 CF Foundation Patient Registry, 63.3% of patients with CF have either methicillin-susceptible Staphylococcus aureus, or MSSA, MRSA, or a combination of the two. Looking at the specific resistance phenotypes, 48.9% of patients have MSSA. What is concerning many CF clinicians is the prevalence of MRSA, which was identified in 19.6% of patients because MRSA is associated with greater lung damage, pulmonary function deterioration and increased risk of death.

Sexually Transmitted Infections

Urethritis and cervicitis caused by Neisseria gonorrhoeae, Chlamydia trachomatis, or Mycoplasma genitalium are frequently occurring sexually transmitted infections in the United States and Europe. Left untreated, these infections can cause serious health problems, particularly in women, including chronic pelvic pain, life-threatening ectopic pregnancy and infertility. Resistance in these organisms to the most commonly prescribed antibacterial treatments poses a serious public health threat. For example, the CDC estimates that half of all infections of the clinical isolates of Neisseria gonorrhoeae are resistant to at least one currently available antibiotic.

In preclinical studies, XENLETA has shown high potency against Neisseria gonorrhoeae, Chlamydia trachomatis and Mycoplasma genitalium, including strains resistant to currently available antibacterial agents.

Osteomyelitis

The incidence of osteomyelitis, which is an infection of the bone, is increasing. The most common causative organism is Staphylococcus aureus. In the United States, the prevalence of MRSA in these cases ranges from 33% to 55%. Up to 90% of cases of hematogenous osteomyelitis, most frequently in children, are caused by Staphylococcus aureus. We believe that XENLETA has the potential to be an effective treatment option for osteomyelitis. XENLETA has shown substantial tissue penetration and activity against the most common causative organism in all forms of osteomyelitis. We believe that based on the safety profile observed to date, XENLETA will be well tolerated for the long term use necessary for the treatment of both adult and pediatric patients with osteomyelitis. The current standard of care for these infections is treatment with vancomycin. We believe the ability to administer XENLETA by either the IV or oral route would provide a significant advantage over existing therapies, such as vancomycin, that can only be administered by IV.

Prosthetic Joint Infections

Infection occurs in approximately 1% of joint replacement surgeries. Although the incidence of infection has been decreasing, the total number of replacement operations has been rising, such that, overall, there is increasing morbidity. The majority of these infections are caused by three organisms: coagulase negative staphylococci, Staphylococcus aureus (including MRSA) and streptococci, all organisms that are susceptible to XENLETA. The preferred treatment for joint infections with MRSA is vancomycin, with daptomycin and linezolid as alternatives. Vancomycin and daptomycin are administered only by IV for this indication, and linezolid has side effects that affect long term use. We believe that XENLETA could provide an alternative for both IV and oral therapy for these infections cases.

A 2018 Cochrane Review on interventions for the eradication of MRSA in people with cystic fibrosis reviewed the available literature to evaluate the effectiveness of current treatment regimens. Despite showing MRSA eradication in CF patients is possible, it is not clear what the long- term implications are as only two studies were identified and the quality of the evidence was found to be very low or low for the different outcomes. For acute pulmonary exacerbations due to MRSA, treatment with trimethoprim-sulfamethoxasole or doxycycline, and for moderate or severe exacerbations or if the prior regimens fail, treatment with oral linezolid, intravenous vancomycin or intravenous ceftaroline is recommended. There are limited treatment options in patients and each of the aforementioned drugs have potential safety concerns such as hypersensitivity reactions, bone marrow suppression or renal toxicity. More information on dosage and administration is needed to evaluate the effectiveness of antibiotic therapy to ensure optimal patient outcomes. Hence, there is an unmet need for new treatment options to treat Staphylococcal pulmonary infections, specifically acute pulmonary exacerbations due to MRSA.

We believe XENLETA has an opportunity to provide CF patients with MRSA infection an alternative treatment option. XENLETA is a potent anti-staphylococcal antibiotic from the pleuromutilin class. It has been demonstrated to be highly effective in in vitro and in vivo studies of Staphylococcus aureus infection, both MSSA and MRSA. Further it has been shown to achieve high concentrations in the lung fluid and lung macrophages. XENLETA has been developed and approved for the treatment of community-acquired bacterial pneumonia (including those caused by Staphylococcus aureus) in the U.S., EU, and Canada as an oral tablet and a sterile intravenous product. XENLETA is not metabolized renally and is not nephrotoxic. We believe the confluence of non-clinical and clinical data, as well as the availability of a well-tolerated and effective oral formulation uniquely positions lefamulin to potentially address the major unmet need of exacerbations of cystic fibrosis caused by Staphylococcus aureus, both MSSA and MRSA. We initiated screening of our Phase 1 clinical trial to evaluate the pharmacokinetics, safety and tolerability of XENLETA in patients with CF in March 2022. Results from this trial will inform further development of XENLETA as a treatment for staphylococcal lung infections in this patient population.

Sexually Transmitted Infections

The CDC reports gonorrhea (caused by Neisseria gonorrhoeae) as one of the most common STIs in the US, with more than 800,000 cases estimated to occur each year. Left untreated, these infections can cause serious health problems, particularly for women, including chronic pelvic pain, life-threatening ectopic pregnancy, and infertility. Gonorrhea infection also increases a person’s risk of contracting and transmitting human immunodeficiency virus. Chlamydial infections and gonorrhea are the most frequently reported sexually transmitted and reportable infections in both Europe and the United States with high occurrence rates among young persons, particularly women.

The WHO has estimated that there are over 1.0 million new STI cases per day globally, the majority of which are asymptomatic. In 2020, the WHO estimated that there are 374.0 million new STI infections globally each year, of which 129.0 million are infected with Chlamydia trachomatis, 82.0 million are infected with Neisseria gonorrhoeae, 7.1 million are infected with Treponema pallidu and 156.0 million are infected with Trichomonas vaginalis.

The CDC estimates that approximately 20% of the population of the United States was infected with an STI organism on any given day in 2018, costing the healthcare system nearly $16.0 billion in healthcare costs alone. The total number of new cases of Chlamydia trachomatis and Neisseria gonorrhoeae reported to the CDC in 2018 was 4.0 million and 1.6 million, respectively.

STI organisms are progressively developing resistance to antibiotics prescribed for treatment: sulfonilamides, penicillin, cephalosporins, azithromycin, tetracycline, and ciprofloxacin, and gonococcal resistance to all of these antibiotics have been reported globally. Declining susceptibility to cefixime (an oral cephalosporin antibiotic) resulted in a change to the CDC treatment guidelines in 2015, so that dual therapy with ceftriaxone (an injectable cephalosporin) and azithromycin is now the only CDC recommended treatment regimen for gonorrhea. The emerging threat of cephalosporin resistance highlights the need for continued surveillance of Neisseria gonorrhoeae antimicrobial susceptibility. In 2014, 38.2% of all Neisseria gonorrhoeae collected in the national surveillance program exhibited resistance to penicillin, tetracycline, or ciprofloxacin or reduced susceptibility to cefixime, ceftriaxone, or azithromycin. Resistance or reduced susceptibility to one antibiotic was identified in 20.8% of isolates, to two in 9.6%, to three in 7.2%, to four in 0.5%, and to five in 0.1%. In 2019, the prevalence of ciprofloxacin resistance continued to increase to 35.4%, the highest recorded in the Gonococcal Isolate Surveillance Project (GISP).

Mycoplasma genitalium has become a well-established cause for STIs and several studies have demonstrated the association between Mycoplasma genitalium and urethritis in men and urethritis, cervicitis, endometritis, and pelvic inflammatory disease in women. Decreases in the treatment efficacy of azithromycin, and treatment failure after second line moxifloxacin leaves no validated treatment options for the treatment of Mycoplasma genitalium infections.

XENLETA is a highly potent novel antimicrobial of the pleuromutilin class. Initial in vitro studies demonstrated high susceptibility of STI pathogens to lefamulin. Notably, susceptibility of Chlamydia trachomatis (MIC50/90, 0.02/0.04 mg/liter) and susceptible and resistant Neisseria gonorrhoeae (MIC50/90, 0.12/0.5 mg/liter) were good, and susceptibility of Mycoplasma genitalium was excellent (MIC range, 0.002 to 0.063 mg/liter for multi-drug resistant strains). Given this high degree of in vitro susceptibility and its favorable safety profile, we believe lefamulin holds great promise for a first-line antibiotic for the syndromic treatment of STIs, particularly in populations with high rates of resistance to standard-of-care antibiotics.

Acute Bacterial Skin and Skin Structure Infections

The effect of lefamulin in treating ABSSSI was demonstrated in a Phase 2 clinical trial with 207 subjects with ABSSSI comparing two lefamulin doses (100 mg and 150 mg IV q12h) with vancomycin over 5-14 days. This clinical trial enrolled patients with significant skin and skin structure infections with a median lesion size of 175.0 cm2 (greater than the minimum surface area of 75 cm2 specified in the FDA draft guidance), excluding any patients with minor and uncomplicated infections. In total, 90.8% of patients in the MITT population had Staphylococcus aureus infection; 69.1% of subjects had MRSA. Lefamulin 100 mg and 150 mg had consistently high efficacy rates across a wide range of clinical and microbiological outcomes at several time points including the TOC, 7 to 14 days after the completion of therapy. These response rates were comparable to vancomycin. The clinical success rate at TOC with lefamulin 100 mg and 150 mg q12h treatment was high for all subgroups of subjects defined by primary infection type, bacteremia status, diabetic status, baseline fever status, age group, antibiotic therapy category, prior treatment failure status, baseline area of erythema, baseline body mass index, and gender. No important differences between or among the compared subgroups in the response to lefamulin treatment were observed. The Day 3 clinical responder rate for lefamulin was also high and comparable to vancomycin.

We may advance these programs into clinical development based on available funding.

CONTEPO Clinical Development Program

Overview

CONTEPO is under development in the United States for the treatment of cUTI, including AP. The clinical development plan for CONTEPO utilized a modernized dosing regimen to optimize coverage of the predominant pathogens in hospital infections, including strains recognized by the CDC as an urgent or serious antibiotic resistant threat to public health in the United States. The FDA has designated CONTEPO as a QIDP. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, to the FDA in October 2018. The NDA submission utilized the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non inferiority to piperacillin/tazobactam in patients with cUTI, including AP. In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve our application in its current form. The CRL requested that issues related to facility inspections and manufacturing deficiencies at our active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. We requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of our contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO. We resubmitted our NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. On June 19, 2020, the FDA issued a second CRL on the NDA for CONTEPO. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions caused by the COVID-19 pandemic. In general, previously identified product quality and facility inspection related observations at our contract manufacturing partners are required to be satisfactorily resolved before the NDA may be approved. The FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the second CRL. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including our NDA for CONTEPO. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a PAI or PLI or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We are awaiting further clarity from the FDA regarding their ability to complete onsite inspections at our manufacturing partners in Italy and Spain before determining specific timing of the potential NDA resubmission, which we plan to submit promptly once we have clarity from the FDA. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTI, including AP.The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes PAIs, will continue to be prioritized going forward. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. CONTEPO has been granted QIDP and Fast Track designations by the FDA for the treatment of serious infections, including cUTI. However, we cannot predict when the NDA for CONTEPO for the treatment of cUTI, including AP, will be resubmitted or when CONTEPO would receive marketing approval, if at all.

Phase 2/3 Clinical Trial

The ZEUS Study was a multicenter, randomized, parallel-group, double-blind, pivotal Phase 2/3 clinical trial designed to evaluate safety, tolerability, efficacy and pharmacokinetics of CONTEPO compared to PIP-TAZ in the treatment of hospitalized adults with cUTI or AP. PIP-TAZ is a combination antibiotic consisting of a broad-spectrum antibiotic, piperacillin, plus a β-lactamase inhibitor, tazobactam, which extends the antibiotic spectrum of piperacillin to include many β-lactamase-producing bacteria that have acquired resistance to piperacillin alone. PIP-TAZ is widely used to treat serious Gram-negative infections. The primary objective of the ZEUS Study was to demonstrate that CONTEPO was non-inferior to PIP-TAZ in overall success based on clinical cure and microbiologic eradication in the microbiologic modified intent-to-treat, or m-MITT, population at the test-of-cure visit, or TOC, which occurred on the 19th to 21st day after completion of seven days of treatment with the study drug, or after up to 14 days of treatment for patients with concurrent bacteremia. The m-MITT population consisted of 362 patients, each of whom met the study’s inclusion criteria, was randomized, received any amount of study drug, and had one or more baseline Gram-negative pathogens growing at greater than or equal to 10(5) CFU/mL from an appropriately collected, pre-treatment baseline urine or blood sample. The primary endpoint was a composite of the investigator’s determination of clinical cure, meaning complete resolution or significant improvement of signs and symptoms that were present at baseline and no new symptoms, such that no further antimicrobial therapy is warranted, plus microbiologic eradication, meaning that the baseline bacterial pathogen was reduced to less than 10(4) CFU/mL on urine culture and, if applicable, negative on repeat blood culture, both in the m-MITT population at TOC. Any missing or presumed eradications were classified as indeterminates, and conservatively counted as failures in the overall success analysis.

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

The identity and frequency of pathogens recovered at baseline from patients in the ZEUS Study were similar in both the CONTEPO and PIP-TAZ treatment groups. The most common pathogens identified were Enterobacteriaceae, identified in 96.2% of the CONTEPO patients and 94.9% of the PIP-TAZ patients, including E. coli, identified in 72.3% of the CONTEPO patients and 74.7% of the PIP-TAZ patients; Klebsiella pneumoniae, identified in 14.7% of the CONTEPO patients and 14.0% of the PIP-TAZ patients; Enterobacter cloacae species complex, identified in 4.9% of the CONTEPO patients and 1.7% of the PIP-TAZ patients; and Proteus mirabilis, identified in 4.9% of the CONTEPO patients and 2.8% of the PIP-TAZ patients. Gram-negative aerobes other than Enterobacteriaceae included Pseudomonas aeruginosa, which was identified in 4.3% of the CONTEPO patients and 5.1% of the PIP-TAZ patients, and Acinetobacter baumannii-calcoaceticus species complex, identified in 1.1% of the CONTEPO patients and no PIP-TAZ patients. These pathogens are representative of the pathogens that have been recovered in other studies of patients with cUTI or AP. For the predominant pathogens E. coli and Klebsiella pneumoniae, the clinical cure rates at TOC for CONTEPO were greater than 90% for both pathogens, and microbiologic eradication rates were 68.4%, or 72.9% with PFGE analysis, for E. coli, and 66.7% for Klebsiella pneumoniae on both a non-PFGE analysis and PFGE analysis-basis.

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

Phase 1 Pediatric Clinical Trial

In June 2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. A total of 24 patients are expected to be enrolled at up to ten clinical sites in the United States. As a result of COVID-19, research sites were temporarily closed in 2020 and 2021 and only a minority of sites are currently screening patients and allowing access to the institution. As a result, our development timeline for CONTEPO for use in pediatric patients with cUTIs has been modified to reflect a two-year delay due to COVID-19.

Potential Additional Indications for CONTEPO

Fosfomycin has a long history of use outside the United States in a variety of indications beyond cUTI. The FDA has granted both Fast Track and QIDP designations for the investigation of CONTEPO for the following indications in addition to cUTI:

●	Complicated intra-abdominal infections
●	Hospital-acquired bacterial pneumonia
●	Ventilator-associated bacterial pneumonia
●	Acute bacterial skin and skin structure infections

Although we have no current plans to develop CONTEPO for indications other than cUTI, including AP, these designations make CONTEPO eligible for Fast Track and GAIN incentives. We may advance these programs in the clinic based on available funding.

In August 2017, Zavante entered into an agreement with the United States National Institute of Allergy and Infectious Diseases, or NIAID, under which NIAID will conduct a clinical trial to assess CONTEPO’s intrapulmonary penetration and pharmacokinetics in support of the product candidate’s potential future development as a treatment for HABP and VABP. This bronchoalveolar lavage study, or the BAL study, will measure CONTEPO’s pulmonary penetration by assessing drug concentrations in the lining of study subjects’ bronchial pathways. Diffusion and saturation of antibiotics in patients’ airways are considered important factors in assessing a drug’s ability to effectively treat lower-respiratory tract infections. Prior preclinical and clinical investigations of IV fosfomycin have demonstrated that the product candidate penetrates rapidly into tissues and achieves clinically relevant concentrations in urine, soft tissues, lungs and other organs, supporting CONTEPO’s potential versatility as an antibiotic treatment option. The Phase 1 BAL clinical trial is currently enrolling study subjects.

China Region License Agreement

In March 2018, we entered into the China Region License Agreement, with Sinovant Sciences, Ltd., or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the China Region License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, our wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the China Region Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, together the Extended China Territory. In May 2021, we entered into an assignment, assumption and novation agreement, or the Assignment Agreement, pursuant to which we consented to the assignment by Sinovant, an affiliate of Roivant Sciences, Ltd., of the China Region License Agreement to develop and commercialize lefamulin in the greater China region to Sumitomo Pharmaceuticals (Suzhou), a wholly-owned subsidiary of Sumitomo Dainippon Pharma Co., Ltd., or Sumitomo. Pursuant to the Assignment Agreement, we agreed to release Sinovant and its affiliates from their obligations under the China Region License Agreement and consented to Sumitomo Pharmaceuticals (Suzhou)’s assumption of such obligations. In addition, Sumitomo has agreed to guarantee all of the obligations of Sumitomo Pharmaceuticals (Suzhou) under the China Region License Agreement.

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and our subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. We received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese FDA, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the Chinese FDA approval for lefamulin. We will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, we announced the restructuring of our China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided by us that is expected to help expedite the delivery of XENLETA to patients in the Extended China Territory. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to us that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021.

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

Unless earlier terminated, the China Region License Agreement will expire upon the expiration of the last royalty term for the last China Region Licensed Product in the Extended China Territory, which we expect will occur in 2033. Following the expiration of the last royalty term, the license granted to Sumitomo Pharmaceuticals (Suzhou) will become non-exclusive, fully-paid, royalty-free and irrevocable. The China Region License Agreement may be terminated in its entirety by Sumitomo Pharmaceuticals (Suzhou) upon 180 days’ prior written notice at any time. Either party may, subject to specified cure periods, terminate the China Region License Agreement in the event of the other party’s uncured material breach. Either party may also terminate the China Region License Agreement under specified circumstances relating to the other party’s insolvency. We have the right to terminate the China Region License Agreement immediately if Sumitomo Pharmaceuticals (Suzhou) does not reach certain development milestones by certain specified dates (subject to specified cure periods). The China Region License Agreement contemplates that we will enter into ancillary agreements with Sumitomo Pharmaceuticals (Suzhou), including clinical and commercial supply agreements and a pharmacovigilance agreement.

Sunovion License Agreement

In March 2019, we entered into the Sunovion License Agreement with Sunovion Pharmaceuticals Canada Inc., or Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by us or any of our affiliates, or the Sunovion Licensed Products in Canada in all uses in humans in CABP and in any other indication for which the Sunovion Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and Nabriva Therapeutics Ireland DAC established a joint development committee, or the Sunovion JDC, to review and oversee regulatory approval and commercialization plans in Canada. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Sunovion Licensed Products in the Canada and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Canada.

On November 7, 2019, we, through Sunovion, submitted a New Drug Submission, or NDS to market oral and intravenous formulations of XENLETA for the treatment of CAP in adults. Health Canada determined there was a screening deficiency in December 2019 and a response from us/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. Sunovion received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020.

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020 we announced that WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with us to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program, or NPP, is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

Commercialization Strategy

We have distribution rights to SIVEXTRO in the United States pursuant to a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, each a subsidiary of Merck & Co. Our initial target population for SIVEXTRO consisted of healthcare professionals who had historically prescribed SIVEXTRO for patients with ABSSSI. Other than in greater China and Canada where we have licensed development and commercialization rights to XENLETA, we own exclusive, worldwide rights to XENLETA and U.S. rights to CONTEPO. Our initial target population for XENLETA consisted of patients with moderate to severe CABP whose antibiotic treatment is hospital initiated. We received approval for XENLETA from the FDA in August 2019 and launched the product in September 2019. We previously utilized our own targeted hospital sales force and marketing organization and in early 2020 began to target high value primary care physicians in the community near our target hospitals. Based on our market research, we believe XENLETA has an innovative profile supporting adoption in the United States for adult hospital initiated CABP patients, treated both as in patients as well as outpatient transition of care from the hospital to the community, which we believe represents a significant commercial opportunity. Due to market factors in 2020, including the COVID-19 pandemic, we transitioned to a community-based sales effort. In the third quarter of 2020 we secured a contract sales organization and began promoting SIVEXTRO and XENLETA to community-based healthcare providers. We anticipate that we will effectively be able to communicate SIVEXTRO’s and XENLETA’s differentiating characteristics and key attributes to clinicians and payors with the goal of establishing favorable reimbursement for patients. Outside of the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA.

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

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of XENLETA, CONTEPO, or any of the other compounds that we are evaluating in our discovery program. We currently rely, and expect to continue to rely, on third parties for the manufacture of XENLETA, CONTEPO and any further products that we may develop. We have significant in-house knowledge and experience in the relevant chemistry associated with XENLETA and CONTEPO; and the relevant manufacturing and supply chain processes associated with the commercial supply of XENLETA and CONTEPO. In addition to these internal resources, we engage third-party consultants, to assist in the management of our third-party manufacturers. We procure our supply of SIVEXTRO from Merck & Co., Inc.

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

XENLETA

We have entered into a long-term commercial supply agreement with SEL Biochem Xinjiang Co., Ltd, or SEL, and Fountain International Development Holding Limited for the supply of pleuromutilin, which is the key intermediate for XENLETA API production. Under this agreement, SEL is required to manufacture and supply and we are required to purchase from SEL a specified percentage of our commercial requirements of pleuromutilin. The initial term of the agreement expires on August 28, 2022, subject to automatic renewal for successive three-year periods. It will remain in force until it is terminated by either party with two-year prior written notice, expiring on or at any time after the expiry of a then-current three-year period renewal term. Either party may terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events. The agreement includes customary supply terms, including product specifications, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality technical agreement pursuant to which SEL will conduct all quality control and release testing for the pleuromutilin produced under the agreement.

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

We have entered into a long-term commercial supply agreement with Hovione Limited, or Hovione, for the supply of XENLETA API. Under this agreement, Hovione is required to manufacture and supply and we are required to purchase from Hovione a specified percentage of our commercial requirements of XENLETA API. The agreement includes customary supply terms, including product specifications, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality technical agreement pursuant to which Hovione will conduct all quality control and release testing for the pleuromutilin produced under the agreement. On August 4, 2021, we entered into an amendment to the agreement, under which Hovione agreed to cancel our May 2021 purchase order for XENLETA API, which represented our minimum purchase requirement under the Hovione Supply Agreement. In addition, pursuant to the First Amendment, Hovione agreed to reduce our annual minimum purchase requirements for XENLETA API to no minimum purchase requirement in 2021, by 50% from 2022 to 2024 and by 25% in 2025, in consideration for cash payments from us totaling €3.2 million and the right to a low single-digit royalty on total net sales of XENLETA in the United States for a period commencing on August 4, 2021 and ending on November 22, 2030, or the Royalty Term, which royalty payments shall be no greater than an aggregate of €10.0 million. If the aggregate amount of royalties payments received by Hovione under the First Amendment is less than an aggregate of €4.0 million, we are obligated to pay Hovione the difference in a lump sum payment at the end of the Royalty Term. In addition, pursuant to the First Amendment, Hovione agreed to extend the duration of the Hovione Supply Agreement from November 22, 2025 to November 22, 2030 with annual minimum purchase requirements for 2026 to 2030 at the newly agreed annual minimum purchase amount for 2025. Pursuant to the First Amendment, upon the occurrence of certain events of insolvency for us, any unpaid minimum annual commitment amounts and royalty amounts under the agreement will become immediately due and payable.

We have also entered into a long-term commercial supply agreement with Patheon UK Limited, or Patheon, for the supply of IV vials of XENLETA. Under this agreement, Patheon is required to supply and we are required to purchase a specified percentage of our commercial requirements of IV vials of XENLETA. The initial term of the agreement expires on December 31, 2023, but it will remain in force until it is terminated by either party upon 24-months prior written notice, expiring on or at any time after the expiry of the initial term. Either party may also terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events. We may also terminate the agreement if a governmental authority takes action that prevents us from importing, exporting, purchasing or selling the IV vials of XENLETA. Finally, Patheon may terminate the agreement if we assign any of our rights under the agreement to an assignee that it does not consider to be a creditworthy substitute or is a competitor of Patheon. The agreement includes customary supply terms, including product specifications, batch size requirements, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality agreement pursuant to which Patheon will conduct all quality control testing for the IV vials of XENLETA. In November 2021, we entered into a side agreement effective January 1, 2021 to the long-term commercial supply agreement, reducing the annual binding volume requirements for IV vials of XENLETA for the years 2022 to 2025. The side agreement also provides for a discount on the amount due to Patheon for the minimum annual conversion revenue commitment for years 2020 and 2021.

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

On December 26, 2017, Zavante entered into a commercial packaging agreement, or the PCI Packaging Agreement, with AndersonBrecon Inc., doing business as PCI of Illinois, or PCI for the commercial packaging of fosfomycin disodium for intravenous injection in bulk drug vials, or the Packaged Product. Under the PCI Packaging Agreement, PCI had agreed to provide certain packaging services to Zavante, including labeling, serialization and final packaging of the PCI Packaged Product. The PCI Packaging Agreement has been extended until December 26, 2022.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. SIVEXTRO and XENLETA are priced at a significant premium over competitive generic products. This may make it difficult for us to replace existing therapies with SIVEXTRO and XENLETA.

The key competitive factors affecting the success of SIVEXTRO, XENLETA and CONTEPO are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

There are a variety of available therapies marketed for the treatment of ABSSSI and CABP. Currently, the treatment of CABP is dominated by generic products. For hospitalized patients, combination therapy is frequently used. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. We also are aware of various drugs under development or recently approved by the FDA for the treatment of ABSSSI and CABP, including omadacycline (Nuzyra approved by the FDA in October 2018 on behalf of Paratek Pharmaceuticals Inc. for both ABSSSI and CABP), delafloxacin (Baxdela approved by the FDA for ABSSSI in June 2017 and expanded for CABP in October 2019 on behalf of Melinta Therapeutics Inc.), and oral nafithromycin (Phase 2 clinical development by Wockhardt Ltd. for CABP).

If approved, we expect CONTEPO will face competition from commercially available antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, ceftolozane-tazobactam, imipenem-cilastatin-relebactam, cefiderocol, tigecycline, plazomicin, and from other product candidates currently in development for the treatment of cUTI, including AP, such as ceftazidime-avibactam (Avycaz), meropenem-vaborbactam (vabomere), plazomicin (Zemdri), ceftolozane-tazobactam (Zerbaxa), as well as imipenem-cilastatin-relebactam (Recarbrio approved by the FDA in July 2019 on behalf of Merck & Co., Inc. ), cefiderocol (Fetroja approved by the FDA in November 2019 on behalf of Shionogi Inc.), or drugs under development such as tebipenem HBr (NDA to FDA for the Treatment of Complicated Urinary Tract Infections including Pyelonephritis in October 2021– Spero Therapeutics), cefepime-taniborbactam (under Phase 3 clinical development by Venatorx Pharmaceuticals), cefepime-enmetazobactam (under Phase 3 clinical development by Allecra Therapeutics), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics) tebipenem (under development by Spero), sulopenem (under development by Iterum Therapeutics), and LYS228 (under development by Novartis).

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

As of January 31, 2022, we owned 26 different families of patents and patent applications, including 24 families directed to the various pleuromutilin derivatives as compositions of matter, processes for their manufacture, and their use in pharmaceutical compositions and methods of treating disease. The remaining two families are directed to ß lactamase inhibitors and siderophore cephalosporin conjugates. Our patent portfolio includes 20 issued U.S. patents, 23 granted European patents 10 granted Chinese patents, 11 granted patents in Taiwan, 6 granted patents in Canada, 12 granted patents in Hong Kong and 16 granted Japanese patents, as well as patents in other jurisdictions. We also have pending patent applications in the United States, Europe, China, Taiwan, Canada, Hong Kong, Japan and other countries and regions, including Asia, Australia, Eastern Europe, and South America, including notably Brazil, Israel and India among others.

All of these patents and patent applications are assigned solely to us and were either originally filed by us or originally filed by Sandoz and subsequently assigned to us.

As of January 31, 2022, XENLETA, was protected by the following six patent families:

●	The first patent family includes patents and applications with claims that specifically recite XENLETA and/or its use in the treatment of microbial infections. This family includes two issued patents in each of the United States, Europe, China, Hong Kong and Japan and one issued patent in Taiwan and Canada, as well as issued patents in 16 other jurisdictions and 4 pending patent applications in other jurisdictions, including one divisional application in the United States. The standard term for patents in this family expires in 2028. A patent term adjustment of 303 days has already been obtained in the United States for one patent. A patent term extension for this patent has been filed extending the term to 2033. A patent term extension application for the second United States patent has also been filed extending the term of this patent to 2032. Supplementary Patent Certificates, or SPCs, have been filed for the first granted European patent extending the patent term to 2033. Similarly, a Certificate of Supplementary Protection was filed for the granted patent in Canada extending the patent term to 2030.
●	The second patent family includes patents and applications with claims directed to the processes for the manufacture of XENLETA, crystalline intermediates useful in the processes, and the resulting crystalline salts. This family includes 23 granted patents including issued patents in the United States, Europe, China, Taiwan, Canada, Hong Kong and Japan and 8 pending patent applications in other jurisdictions. The standard term for patents in this family expires in 2031. A patent term extension application for the United States patent has been filed extending the term to 2033.
●	The third patent family includes patents and applications with claims directed to processes for the synthetic manufacture of crystalline intermediates useful in the manufacture of XENLETA. This family includes granted patents in the United States, Europe, China, Taiwan, Hong Kong and Japan and 2 granted patents in other jurisdictions. The standard term for patents in this family expires in 2031.
●	The fourth patent family includes patents and applications with claims directed to pharmaceuticals and treatments for Helicobacter infection, including pleuromutilins, such as XENLETA. This family includes issued patents in the United States, Europe and Hong Kong. The standard term for patents in this family expires in 2023. A patent term adjustment of 921 days has already been obtained for the U.S. patent.
●	The fifth patent family is directed to pharmaceutical compositions of XENLETA and covers 11 granted patents including issued patent in Europe, China, Taiwan, Hong Kong and Japan and 6 pending patent applications in various other jurisdictions including the United States and Canada. The standard term for patents in this family expires 2036.
●	The sixth patent family is directed to methods for purification of pleuromutilin, key intermediate in the XENLETA drug substance synthesis, and covers 5 granted patents including an issued patent in the United States, Europe and 6 pending patent applications in various jurisdictions such as China, Taiwan, Canada, Hong Kong and Japan. The standard term for patents in this family expires in 2038.

Our second most advanced product candidate, BC-7013, is covered specifically in one patent family with patents granted in the United States, Europe, and Japan. In other jurisdictions ten patents of this family are granted. The standard term for patents in this family expires in 2027.

The remaining 17 pleuromutilin patent families are directed to either molecules in the intellectual property landscape surrounding our approved product and product candidates in development including specific medical use or molecules which can be potentially further developed by us but have not yet been pursued. All patent applications in these families have been filed at least in the United States and/or Europe, and most have been filed in other countries. Many of these patent applications have already resulted in granted patents.

Finally, we own one patent family directed to ß lactamase inhibitor compounds and one patent family directed to siderophore cephalosporin conjugates. Patent applications in the ß lactamase inhibitors family have been filed and granted in the United States and Europe. The standard term for patents in this family expires in 2030. The published PCT patent application for the siderophore cephalosporin conjugates will be nationalized on or before the filing deadline.

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

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the filing date of a non provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe, Canada, Taiwan and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. Thus, in the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for additional patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates of our patents and patent applications referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us unless otherwise indicated that a patent term extension application has been filed.

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

Review and Approval of Drugs in the United States

In the United States, the FDA reviews, approves and regulates drugs under the federal Food, Drug, and Cosmetic Act, or FDCA, and associated implementing regulations. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-approval may result in delays to the conduct of study, regulatory review and subject a sponsor to a variety of administrative or judicial sanctions.

A sponsor seeking approval to market and distribute a new drug product in the United States must typically undertake the following before a product candidate will be approved by the FDA:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	design of a clinicial protocol and submission to the FDA of an investigational new drug application, or IND, which must take effect before human clinical trials may begin;
●	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of a new drug application, or NDA, summarizing available data to support the proposed approval of the new drug product for the proposed use;
●	review of the product application by an FDA advisory committee, where appropriate or if applicable and as may be requested by the FDA;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of PDUFA fees and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, where applicable, and the potential to conduct post-approval studies required by the FDA.

Preclinical Studies

Before a sponsor begins testing a compound with potential therapeutic value in humans, the drug candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable.The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, are submitted to the FDA as part of an IND. Additional long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial applicant, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on unblinded safety data from the study to which only the DSMB has access. Suspension or termination of development during any phase of clinical trials may occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, a marketing application or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2022 is $369,413. Exceptions or waivers for these fees exist for a small company (fewer than 500 employees, including employees and affiliates) satisfying certain requirements and products with orphan drug designation for a particular indication are not subject to a fee provided there are no other intended uses in the NDA.

Following submission of an NDA, the FDA conducts a preliminary review of an NDA within 60 calendar days of its receipt and must inform the sponsor at that time or before whether the application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a

Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept an NDA for filing and the application may be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Standard review, representing most such applications are meant to be reviewed within ten months from the date of filing. Priority review applications are meant to be reviewed within six months of filing. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

In connection with its review of an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (such as active pharmaceutical ingredients), finished drug product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data in support of the application.

In addition, as a condition of approval, the FDA may require the sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

The FDA’s Decision on an NDA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence. The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. Ultimately, the FDA will determine whether the expected benefits of the drug product outweigh its potential risks to patients.

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue a complete response letter, or CRL, or an approval letter. A CRL generally outlines the deficiencies in the submission and may require additional, sometimes substantial, testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. The FDA approves a new product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications and prohibit the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

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

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to

NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted”.

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

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference listed drug, or RLD.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

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

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

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

Pediatric Exclusivity

Pediatric exclusivity is a type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing patent or non-patent regulatory exclusivity, including orphan exclusivity, for a drug product. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data does not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

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

A QIDP is defined in the GAIN Act to mean “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens” or (2) certain “qualifying pathogens”. A “qualifying pathogen” is a pathogen that has the potential to pose a serious threat to public health (such as resistant Gram-positive pathogens, multi-drug resistant Gram-negative bacteria, multi-drug resistant tuberculosis, and Clostridium difficile) and that is included in a list established and maintained by FDA. A drug sponsor may request the FDA to designate its product as a QIDP any time before the submission of an NDA. The FDA must make a QIDP determination within 60 days of the designation request. A product designated as a QIDP will be granted priority review by the FDA and can qualify for “fast track” status.

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

Clinical Trial Approval

Requirements for the conduct of clinical trials in the European Union including Good Clinical Practice, or GCP, are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a CTA is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country. On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 cecomes applicable.

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

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

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

Centralized Authorization Procedure

The centralized procedure enables sponsors to obtain a marketing authorization that is valid in all E.U. member states based on a single application. Certain medicinal products, including products developed by means of biotechnological processes must undergo the centralized authorization procedure for marketing authorization, which, if granted by the European Commission, is automatically valid in all 28 E.U. member states. The EMA and the European Commission administer this centralized authorization procedure pursuant to Regulation (EC) No 726/2004.

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

The centralized authorization procedure is optional for other medicinal products if they contain a new active substance or if the sponsor shows that the medicinal product concerned constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization is in the interest of patients in the European Union.

Administrative Procedure

Under the centralized authorization procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP serves as the scientific committee that renders opinions about the safety, efficacy and quality of medicinal products for human use on behalf of the EMA. The CHMP is composed of experts nominated by each member state’s national authority for medicinal products, with one of them appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the Committee acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP has 210 days, to adopt an opinion as to whether a marketing authorization should be granted. The process usually takes longer in case additional information is requested, which triggers clock-stops in the procedural timelines. The process is complex and involves extensive consultation with the regulatory authorities of member states and a number of experts. When an application is submitted for a marketing authorization in respect of a drug that is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation, the sponsor may pursuant to Article 14(9) Regulation (EC) No 726/2004 request an accelerated assessment procedure. If the CHMP accepts such request, the time-limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time-limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. Once the procedure is completed, a European Public Assessment Report, or EPAR, is produced. If the opinion is negative, information is given as to the grounds on which this conclusion was reached. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the E.U. member states, which in total can take more than 60 days.

Conditional Approval

In specific circumstances, E.U. legislation (Regulation (EC) No 726/2004 and Regulation (EC) No 507/2006 on Conditional Marketing Authorizations for Medicinal Products for Human Use) enables sponsors to obtain a conditional marketing authorization prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional approvals may be granted for product candidates (including medicines designated as orphan medicinal products), if (1) the risk-benefit balance of the product candidate is positive, (2) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (3) the product fulfills unmet medical needs and (4) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

Marketing Authorization Under Exceptional Circumstances

Under Regulation (EC) No 726/2004, products for which the sponsor can demonstrate that comprehensive data (in line with the requirements laid down in Annex I of Directive 2001/83/EC, as amended) cannot be provided (due to specific reasons foreseen in the legislation) might be eligible for marketing authorization under exceptional circumstances. This type of authorization is reviewed annually to reassess the risk-benefit balance. The fulfillment of any specific procedures/obligations imposed as part of the marketing authorization under exceptional circumstances is aimed at the provision of information on the safe and effective use of the product and will normally not lead to the completion of a full dossier/approval.

Market Authorizations Granted by Authorities of E.U. Member States

In general, if the centralized procedure is not followed, there are three alternative procedures to obtain a marketing authorization in (one or several) E.U. member states as prescribed in Directive 2001/83/EC:

●	The decentralized procedure allows sponsors to file identical applications to several E.U. member states and receive simultaneous national approvals based on the recognition by E.U. member states of an assessment by a reference member state.
●	The national procedure is only available for products intended to be authorized in a single E.U. member state.
●	A mutual recognition procedure similar to the decentralized procedure is available when a marketing authorization has already been obtained in at least one E.U. member state.

A marketing authorization may be granted only to a sponsor established in the European Union.

Pediatric Studies

Prior to obtaining a marketing authorization in the E.U., sponsors have to demonstrate compliance with all measures included in an EMA-approved Pediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are set forth in Regulation (EC) No 1901/2006, which is referred to as the Pediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Pediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine in children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine in children is not needed or is not appropriate, such as for diseases that only affect the elderly population.

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

Transparency

There is an increasing trend in the E.U. towards greater transparency and, while the manufacturing or quality information in marketing authorization dossiers is currently generally protected as confidential information, the EMA and national regulatory authorities are now liable to disclose much of the non-clinical and clinical information, including the full clinical study reports, in response to freedom of information requests after the marketing authorization has been granted. In October 2014, the EMA adopted a policy under which clinical study reports would be posted on the agency’s website following the grant, denial or withdrawal of a marketing authorization application, subject to procedures for limited redactions and protection against unfair commercial use. Additional transparency provisions are contained in the new Clinical Trials Regulation (EU) No 536/2014.

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

Manufacturing

The manufacturing of authorized drugs, for which a separate manufacturer’s license is mandatory, must be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. The EMA enforces its GMP requirements through mandatory registration of facilities and inspections of those facilities. The EMA may have a coordinating role for these inspections while the responsibility for carrying them out rests with the member states competent authority under whose responsibility the manufacturer falls. Failure to comply with these requirements could interrupt supply and result in delays, unanticipated costs and lost revenues, and could subject the sponsor to potential legal or regulatory action, including but not limited to warning letters, suspension of manufacturing, seizure of product, injunctive action or possible civil and criminal penalties.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

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

●	the federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the civil False Claims Act and civil monetary penalty laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to be made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and their regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, the United States Congress enacted the Affordable Care Act, or the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the Affordable Care Act of importance to potential drug candidates are:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price”, or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;
●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expanded the types of entities eligible for the 340B drug discount program;
●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
●	the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and
●	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2031. The Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Pharmaceutical Prices

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices.  The key features of that plan are to: (1) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (2) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (3) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Federal and State Data Privacy Laws

There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also regulates standardization of data content, codes and formats used in healthcare transactions and standardization of identifiers for health plans and providers. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. New laws and regulations governing privacy and security may be adopted in the future as well.

At the state level, California has enacted legislation that has been dubbed the first “GDPR-like” law in the United States. Known as the California Consumer Privacy Act, or CCPA, it creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA went into effect on January 1, 2020 and requires covered companies to provide new disclosures to California consumers, provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. Additionally, effective starting on January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws and other states will likely be considering similar laws in the near future.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more of such privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a healthcare company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any product candidates we may develop, once approved, are sold in a foreign country, we may be subject to similar foreign laws.

Employees and Human Capital

As of January 31, 2022, we had 73 employees, 3 employees are located in Dublin, Ireland, 27 of our employees are located in Vienna, Austria and 43 of our employees are located in the U.S., with 38 located in Fort Washington, Pennsylvania, one located in San Diego, California and the remaining four employees in the field.

Our employees in Austria are subject to the collective bargaining agreement of the chemical industry. This is an annual agreement between the employer representatives and the trade union of an industry. It defines conditions of employment, such as minimum wages, working hours and conditions, overtime payments, vacations and other matters.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards. We utilize third party consultants to review and update our compensation practices annually. We understand that attracting, retaining, engaging and supporting our talented team and maintaining a diverse and inclusive organization is critical to our success and to increase the value we can provide for patients, shareholders and all stakeholders. We consider our relations with our employees to be good.

In response to the COVID-19 pandemic and related mitigation efforts, we assembled a COVID-19 task force, which consists of senior leaders from various departments within our organization and is responsible for the safety of our employees, consultants and contractors throughout the world, collectively our workers, and to maintain business continuity. Our COVID-19 task force continues to monitor safety protocols and procedures to protect our workers as well as business essential operations. These protocols include: (i) limiting access to our facilities and requiring a majority of our workers to work from home (except when access to facilities is necessary) while providing additional equipment to operate successfully remotely, (ii) increasing physical distancing in workspaces for workers working onsite, (iii) adjusting schedules for workers working onsite to minimize the number of individuals in a facility at one time, (iv) requiring masks to be worn in all of our locations, (v) enhancing our cleaning protocols across all facilities, (vi) establishing emergency worker testing procedures to immediately respond to potential onsite exposure risks with subsequent testing, tracing, quarantining and re-testing to ensure a safe work environment. Our COVID-19 task force periodically provides updates to our executive team and our board of directors and provides timely communications to employees.

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

Our U.S. operations are conducted by our wholly-owned subsidiary Nabriva Therapeutics US, Inc., a Delaware corporation established in August 2014 and located at 414 Commerce Drive, Fort Washington, Pennsylvania 19034.

Our website address is www.nabriva.com. The information contained on, or that can be accessed from, our website does not form part of this Annual Report.

Available Information

We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website (www.nabriva.com) as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. Previously, as a foreign private issuer, we filed our Annual Report on Form 20-F and furnished information on Form 6-K. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% shareholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. The information contained on, or that can be accessed through, our website is not a part of or incorporated by reference in this Annual Report on Form 10-K.

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

Since inception, we have incurred significant operating losses. Our net losses were $49.5 million for the year ended December 31, 2021, $69.5 million for the year ended December 31, 2020 and $82.8 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $595.7 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck Sharp & Dohme Corp. pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the SIVEXTRO Territory. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives in 2021 and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with our regulatory approval efforts, supply chain investments and commercialization of XENLETA, the promotion and distribution efforts for SIVEXTRO, and, if it receives marketing approval, the commercialization of CONTEPO. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of SIVEXTRO, XENLETA and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities. In December 2019, we resubmitted an NDA for CONTEPO for the treatment of cUTIs, including AP. On June 19, 2020 we received a second Complete Response Letter from the FDA in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA’s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including our NDA for CONTEPO for the treatment of cUTIs, including AP. The FDA informed us that it has not yet determined how it will conduct international inspections during the COVID-19 pandemic. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We are awaiting further clarity from the FDA regarding their ability to complete onsite inspections at our manufacturing partners in Italy and Spain before determining specific timing of the potential NDA resubmission, which we plan to submit promptly once we have clarity from the FDA. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes PAIs, will continue to be prioritized going forward. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If we obtain marketing approval of CONTEPO for cUTI, including AP, or another indication, we also expect to incur significant additional sales, marketing, distribution and manufacturing expense.

In addition, our expenses will increase if and as we:

●	initiate or continue the research and development of XENLETA and CONTEPO for additional indications and of our other product candidates;
●	seek to develop additional product candidates;
●	seek marketing approval for any product candidates that successfully complete clinical development;
●	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
●	continue to build or re-build a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize SIVEXTRO, XENLETA and any other product candidates for which we receive marketing approval;
●	in-license or acquire other products, product candidates or technologies, including additional community products;

●	maintain, expand and protect our intellectual property portfolio;
●	expand our physical presence in the United States and Ireland;
●	incur additional debt;
●	establish and expand manufacturing arrangements with third parties; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and our operations as a public company in addition to our commercialization efforts.

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and, if approved, CONTEPO and actively promote SIVEXTRO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring intended to reduce costs and to align the capabilities of our sales effort with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of our Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives in 2021 and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

●	maintaining and expanding a community-based sales effort;
●	obtaining marketing approval for CONTEPO;
●	establishing and maintaining medical affairs, sales, marketing and distribution capabilities to effectively market and sell SIVEXTRO, XENLETA and CONTEPO, if approved, in the United States;
●	establishing and maintaining collaboration, distribution or other marketing arrangements with third parties to commercialize XENLETA in markets outside the United States;
●	protecting our rights to our intellectual property portfolio related to XENLETA and CONTEPO;
●	minimizing cyber-security and similar risks, which could result in the disclosure of confidential information, disruption of our technology support systems, legal exposure and financial losses;
●	assessing any material effects of climate change transition risks, such as policy and regulatory changes, which could impose operational and compliance burdens in certain jurisdictions or impact market trends;
●	establishing and maintaining arrangements for the manufacture of and obtaining commercial quantities of SIVEXTRO, XENLETA and CONTEPO, if approved; and
●	negotiating and securing adequate reimbursement from third-party payors for SIVEXTRO, XENLETA and CONTEPO, if approved.

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2021, we had cash and cash equivalents, restricted cash and short-term investments of $47.9 million. Based on our available cash resources, we believe we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Annual Report on Form 10-K. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable.

We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to continue to incur substantial costs in connection with our ongoing activities. These activities include the commercialization of SIVEXTRO and XENLETA, the process of obtaining marketing approval for CONTEPO and, possibly, other product candidates or additional indications for our products, and our ongoing research activities. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

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

The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance (as defined in Note 7 to our consolidated financial statements) may be requested by us under the Loan Agreement, was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash resources as of the date of this Annual Report on Form 10-K will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements well into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of SIVEXTRO and XENLETA and the potential commercial launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and, if approved, CONTEPO;
●	the costs, timing and outcome of regulatory review of CONTEPO;
●	the costs of commercialization activities for SIVEXTRO, XENLETA and CONTEPO if we receive marketing approval for CONTEPO, including the costs and timing of establishing product sales, marketing distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO;
●	revenue received from commercial sales of SIVEXTRO, XENLETA and, subject to the resubmission of the CONTEPO NDA and potential receipt of marketing approval, CONTEPO;
●	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
●	the impact of the COVID-19 pandemic;
●	our ability to establish collaborations on favorable terms, if at all;
●	the scope, progress, results and costs of product development of any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including additional community products;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;

●	the continued availability of Austrian governmental grants;
●	the costs of our physical presence in the United States, Ireland and Austria;
●	interest expense on our debt and the eventual repayment of our debt obligations which is scheduled to begin in April 2022;
●	the requirement to keep minimum cash balances per the terms of our debt obligations as well as our ability to remain in compliance with our debt covenants;
●	the costs of operating as a company with a commercial rather than a research and development focus; and
●	the costs of operating as a public company in the United States.

Our commercial revenues will be derived from sales of SIVEXTRO, XENLETA and from CONTEPO, if approved, or any other products that we successfully develop, in-license or acquire. SIVEXTRO, XENLETA or, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Additionally, the reliance on a commercial sales organization may adversely impact our sales of SIVEXTRO and XENLETA. If we fail to generate sufficient revenues from the sale of SIVEXTRO, XENLETA, or the commercialization of CONTEPO, if approved, or any other product candidate that we successfully develop, in-license or acquire, we will need to obtain substantial additional financing to achieve our business objectives.

Adequate additional financing may not be available to us on acceptable terms, or at all. Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the ordinary shares held by our non-affiliates. As of March 28, 2022, the aggregate market value of our ordinary shares held by our non-affiliates was approximately $32.1 million, based on 61,197,667 ordinary shares held by non-affiliates and a price of $0.525 per share, which was the last reported sale price of our ordinary shares on the Nasdaq Global Select Market on February 9, 2022. We therefore are limited by the Baby Shelf Rule as of the filing of this Annual Report on Form 10-K, until such time as our public float exceeds $75.0 million. We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

As of December 31, 2021, we have issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 1,338,282 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $595,000 and net proceeds of $580,000, after deducting commissions to Jefferies and other offering expenses.

On December 20, 2019, we sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of December 31, 2021, there were 1,379,310 warrants outstanding from the offering, where each warrant has an exercise price of $19.00 per share and will expire on the date that is three years and six months after the initial issuance date.

On May 29, 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which we issued and sold in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share we issued and sold together with an accompanying warrant at a combined price of $9.1686. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the issuance date. As of December 31, 2021, there were 4,059,532 warrants outstanding from the offering at an exercise price of $7.92 per share.

On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each warrant has an exercise price per ordinary share equal to $2.39, is exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance. As of December 31, 2021, there were 5,180,505 warrants outstanding from the offering at an exercise price of $2.39 per share.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of December 31, 2021, we have issued and sold an aggregate of 2,400,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $2.4 million. From January 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 3,600,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $1.6 million. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $19.0 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

In addition, in connection with the closing of the acquisition of Zavante Therapeutics, Inc., or Zavante, together with its lead product candidate CONTEPO, or the Acquisition, we issued 733,690 of our ordinary shares to former Zavante stockholders as initial upfront consideration and following the one year anniversary of the closing of the Acquisition on July 25, 2019, we issued an additional 81,518 ordinary shares to the former Zavante stockholders that had been subject to reduction in respect of certain indemnification and other obligations pursuant to the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones. The issuance of our ordinary shares to satisfy the milestone payments will cause dilution to our security holders, and the sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our share price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. Also, we may encounter delays or difficulties in our efforts to, or fail to, successfully integrate CONTEPO into our business strategy. Moreover, we are in the process of transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On March 11, 2020, we entered into the Amendment to the Loan Agreement pursuant to which we agreed to repay to Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. Following the Prepayment, there remains outstanding $5.0 million in principal amount under the Loan Agreement, the end of term loan charge payment of $2.4 million and the Prepayment fee of $300,000, and we are eligible to request to borrow an additional $5.0 million subject to the lender’s sole discretion. We plan to begin to repay the outstanding principal amount under the Loan Agreement in April 2022.

Our obligations under the Loan Agreement are secured by substantially all of our personal property, intellectual property and other assets owned or later acquired by us and our subsidiaries. This indebtedness may create additional financing risk for us, particularly if our business or prevailing financial market conditions are not conducive to paying off or refinancing our outstanding debt obligations at maturity. This indebtedness could also have important negative consequences, including:

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

We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance (as defined in Note 7 to our consolidated financial statements) may be requested by us under the Loan Agreement was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $1.4 million for the year ended December 31, 2020 and $1.3 million for the year ended December 31, 2019. We have not received any research premium for our qualified 2021 expenditures as of December 31, 2021. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Risks Related to Product Development and Commercialization

Business interruptions resulting from the SARS-CoV-2 infection causing COVID-19 outbreak or similar public health crises have caused a disruption of the development of our product candidates and adversely impacted our business.

Beginning in 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, surfaced in Wuhan, China and spread to countries across the world, including Ireland, Austria and the United States, where our offices and laboratory space are located. COVID-19 caused federal, state and local governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions and bans, heightened border scrutiny and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facility inspections by regulatory authorities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen significantly.

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

Additionally, timely completion of clinical trials is dependent upon the availability of, for example, clinical trial sites, researchers and investigators, site monitors, screening of study subjects, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. Our Phase 1 clinical trial CONTEPO for use in pediatric patients with cUTIs, for example, has been significantly delayed by the COVID-19 pandemic.

In particular, shelter-in-place orders and other mandated local travel prohibitions restricted the activities of our sales force and caused us to determine to terminate our entire hospital-based sales force in April 2020.

We have implemented a hybrid-remote-working policy for all of our U.S. employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with customers and physicians, or other decreases in productivity that could seriously harm our business.

The effects of COVID-19 pandemic also disrupted the FDA’s review of our NDA for CONTEPO. On March 10, 2020, the FDA announced that it would restrict travel of its employees to Europe for inspections as a result of the spread of COVID-19. On June 19, 2020 we received a CRL for CONTEPO in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTIs, including AP.

Additionally, certain of the activities of our former collaborator, Sinovant, were delayed in China. If these delays continue and impact Sumitomo Pharmaceuticals (Suzhou)’s, Sinovant’s successor, efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the China Region Licensed Products may be delayed. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives in 2021 and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

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

We depend heavily on the success of XENLETA, which the FDA has approved for oral and IV use for the treatment of CABP, SIVEXTRO, approved by the FDA for oral and IV use of adults and adolescents for the treatment of ABSSSI, and CONTEPO, which we are developing for the treatment of cUTI, including AP. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for SIVEXTRO, XENLETA, or, if approved, CONTEPO, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of XENLETA and, more recently, in CONTEPO. There remains a significant risk that we will fail to successfully develop CONTEPO for cUTI or any other indication and that we may fail to successfully commercialize XENLETA for CABP and SIVEXTRO for ABSSSI.

On August 19, 2019, the FDA approved the oral and IV formulations of XENLETA. On July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of CAP in adults following a review by the EMA. In July 2020, Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and IV formulations of XENLETA for the treatment of CAP in adults, upon receipt of the Notice of Compliance from Health Canada. In mid-2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of IV XENLETA in pediatric subjects from birth to 18 years of age. As a result of COVID-19, research sites were temporarily closed for enrollment in 2020 and 2021 as hospitals suspended access and non-essential clinical research to focus on health care delivery to COVID-19 patients. As of July 2020, trials started to re-open, where allowed by the institution, and initiated screening of potential subjects at sites.

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted our NDA for CONTEPO for the treatment of cUTIs, including AP. On June 19, 2020 we received a second CRL from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including our NDA for CONTEPO. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a PAI or PLI or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We are awaiting further clarity from the FDA regarding their ability to complete onsite inspections at our manufacturing partners in Italy and Spain before determining specific timing of the potential NDA resubmission, which we plan to submit promptly once we have clarity from the FDA. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes PAIs, will continue to be prioritized going forward. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

In June 2018, we initiated a Phase 1, non-comparative, open-label study of the pharmacokinetics and safety of a single dose of CONTEPO in pediatric subjects less than 12 years of age receiving standard-of-care antibiotic therapy for proven or suspected infection or peri-operative prophylaxis. A total of 24 patients are expected to be enrolled at up to ten clinical sites in the United States. As a result of COVID-19, research sites were temporarily closed in 2020 and 2021 and only a minority of sites are currently screening patients and allowing access to the institution. As a result, our development timeline for CONTEPO for use in pediatric patients with cUTIs has been modified to reflect a two-year delay due to COVID-19.

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the SIVEXTRO Territory.

We expect to incur significant additional sales, marketing, distribution and manufacturing expenses for the commercialization of SIVEXTRO, XENLETA and CONTEPO, if approved. We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of SIVEXTRO, XENLETA and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our ability to generate meaningful product revenues will depend heavily on the successful commercialization of SIVEXTRO and XENLETA and our obtaining marketing approval for CONTEPO. The success of SIVEXTRO, XENLETA and, if approved, CONTEPO will depend on a number of factors, including the following:

●	establishing and maintaining arrangements with third-party manufacturers for commercial supply and receiving regulatory approval of our manufacturing processes and our third-party manufacturers’ facilities from applicable regulatory authorities;
●	the resubmission of our NDA for CONTEPO and potential receipt of marketing approval from the FDA for CONTEPO for the treatment of cUTI, including AP;
●	re-establishing an effective sales and marketing organization to successfully generate recurring sales of SIVEXTRO, XENLETA and, if and when approved, CONTEPO;
●	acceptance of SIVEXTRO, XENLETA and, if and when approved, CONTEPO by patients, the medical community and third-party payors, including hospital formularies;
●	achieving approval of favorable prescribing information;
●	effectively competing with other therapies;
●	the continued acceptable safety profile of SIVEXTRO, XENLETA and, if approved, CONTEPO;
●	securing contracts to allow SIVEXTRO, XENLETA and, if approved, CONTEPO to be paid for by private and public health insurance plans;

●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity;
●	protecting our rights in our intellectual property portfolio;
●	obtaining and maintaining adequate distribution levels of SIVEXTRO, XENLETA and, if approved, CONTEPO at all appropriate trade channels; and
●	resolution of the COVID-19 pandemic.

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

SIVEXTRO, XENLETA and any other product candidate that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such products and product candidates, if approved, may be smaller than we estimate.

SIVEXTRO, XENLETA and any other product candidate that receives marketing approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current treatments for ABSSSI, CABP and cUTI, including generic options, are well established in the medical community, and doctors may continue to rely on these treatments without SIVEXTRO, XENLETA, CONTEPO or any of our other product candidates that receive marketing authorization. In addition, our efforts to effectively communicate the differentiating characteristics and key attributes of SIVEXTRO, XENLETA, CONTEPO or any of our other product candidates that receive marketing authorization to clinicians and hospital pharmacies with the goal of establishing favorable formulary status for SIVEXTRO, XENLETA, CONTEPO or any of our other product candidates that receive marketing authorization may fail or may be less successful than we expect. If SIVEXTRO, XENLETA, CONTEPO or any of our other product candidates that receive marketing authorization do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from operations. The degree of market acceptance of our products and product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and potential advantages compared to alternative treatments;
●	the ability of SIVEXTRO, XENLETA, CONTEPO or any other anti-infective product candidate to limit the development of bacterial resistance in the pathogens it targets;
●	the prevalence and severity of any side effects;
●	the ability to offer our product candidates for sale at competitive prices, including in comparison to generic competition;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies, physicians to prescribe these therapies and hospitals to approve the cost and use by their physicians of these therapies;
●	our investment in and the strength of sales, marketing, patient access and distribution capabilities;
●	the availability of third-party coverage and adequate reimbursement;
●	the timing of any marketing approval in relation to other approvals of competitive products; and

●	obtaining and maintaining adequate distribution of our products to the appropriate trade channels.

Bacteria might develop resistance to SIVEXTRO, XENLETA, CONTEPO or any future product candidates more rapidly or to a greater degree than we anticipate. If bacteria develop resistance or if SIVEXTRO, XENLETA, CONTEPO or any future product candidates is not effective against drug-resistant bacteria, the efficacy of these products or product candidates would decline, which would negatively affect our potential to generate revenues from these products and product candidates.

Our ability to negotiate, secure and maintain third-party coverage and reimbursement may be affected by political, economic and regulatory developments in the United States, the EU and other jurisdictions. Governments continue to impose cost containment measures, and third-party payors are increasingly challenging prices charged for medicines and examining their cost effectiveness, in addition to their safety and efficacy. If the level of reimbursement is below our expectations, our revenue and gross margins would be adversely affected.

Hospital formulary approval of SIVEXTRO, XENLETA, CONTEPO or any future product candidates that receive marketing authorization is an important component of our commercialization strategy. Accordingly, sales of IV formulations of SIVEXTRO, XENLETA, CONTEPO or any future IV product candidates will depend substantially on the extent to which hospital formulary approval is obtained. Hospital formulary approval may depend upon several factors, including the determination that use of a product is:

●	safe, effective and medically necessary;
●	appropriate for the specific patient population;
●	cost-effective; and
●	neither experimental nor investigational.

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell SIVEXTRO, XENLETA, if approved, CONTEPO or any future product candidates that receive marketing authorization into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of SIVEXTRO, XENLETA, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 7,800 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing SIVEXTRO, XENLETA, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for SIVEXTRO, XENLETA and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives in 2021 and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales, patient access, commercial operations and marketing personnel;
●	our inability to recruit, train and retain adequate numbers of effective headquarter and field personnel;
●	the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to prescribe SIVEXTRO, XENLETA or any future products;
●	the lack of complementary products to be offered by sales personnel, which may put our sales representatives at a competitive disadvantage relative to sales representatives from companies with more extensive product lines;
●	the COVID-19 pandemic;
●	unforeseen costs and expenses associated with creating an independent sales, marketing, commercial operations, patient access and distribution organization; and
●	a change in strategy resulting in the decrease or elimination of sales personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial operations, patient access and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market, sell and distribute ourselves any products that we develop. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not re-establish and maintain sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing SIVEXTRO, XENLETA, or, if approved, CONTEPO.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to SIVEXTRO, XENLETA, CONTEPO and any other products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

 There are a variety of available therapies marketed for the treatment of ABSSSI, CABP and cUTI. Currently the treatment of ABSSSI, CABP and cUTI is dominated by generic products. For both hospitalized and community patients, combination therapy is frequently used for CABP and at times for cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients, medical association guidelines and third-party payors for the treatment of CABP and ABSSSI. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP and ABSSSI, including omadacycline (Nuzyra approved by the FDA in October 2018 on behalf of Paratek Pharmaceuticals Inc. for both CABP and ABSSSI)), delafloxacin (Baxdela approved by the FDA for ABSSSI in June 2017 and expanded for CABP in October 2019 on behalf of Melinta Therapeutics Inc.), and oral nafithromycin (Phase 2 clinical development by Wockhardt Ltd. for CABP). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics for the treatment of UTI such as ceftazidime-avibactam (Avycaz), meropenem-vaborbactam (vabomere), plazomicin (Zemdri), ceftolozane-tazobactam (Zerbaxa), as well as imipenem-cilastatin-relebactam (Recarbrio approved by the FDA in July 2019 on behalf of Merck & Co., Inc. ), cefiderocol (Fetroja approved by the FDA in November 2019 on behalf of Shionogi Inc.), or drugs under development such as tebipenem HBr (NDA to FDA for the Treatment of Complicated Urinary Tract Infections including Pyelonephritis in October 2021– Spero Therapeutics), cefepime-taniborbactam (under Phase 3 clinical development by Venatorx Pharmaceuticals), cefepime-enmetazobactam (under Phase 3 clinical development by Allecra Therapeutics), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics) tebipenem (under development by Spero), sulopenem (under development by Iterum Therapeutics), and LYS228 (under development by Novartis), as well as generically available agents including piperacillin-tazobactam, fluoroquinolones, carbapenems, aminoglycosides, tigecycline, and polymyxins.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are approved for broader indications or patient populations, are more convenient or are less expensive than any products that we may develop. Our competitors may also obtain marketing approvals for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers. We expect that SIVEXTRO, XENLETA and, if approved, CONTEPO will be priced at a significant premium over competitive generic products. This pricing difference may make it difficult for us to replace existing therapies with SIVEXTRO, XENLETA and CONTEPO. The key competitive factors affecting the success of our products and product candidates are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

Even if we are able to successfully commercialize SIVEXTRO, XENLETA, CONTEPO or any other product candidate that we develop, the product may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize SIVEXTRO, XENLETA, CONTEPO or any other product candidate successfully also will depend in part on its availability on hospital formularies and the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A major trend in the healthcare industries in the European Union and the United States and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage and reimbursement will be available for SIVEXTRO, XENLETA, CONTEPO or any other product that we commercialize and, if coverage and reimbursement are available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for SIVEXTRO, XENLETA and CONTEPO may be particularly difficult because of the number of generic drugs, which are typically available at lower prices, that are available to treat ABSSSI, CABP and cUTI. In addition, third-party payors are likely to impose strict requirements for reimbursement of a higher priced drug, such as SIVEXTRO, XENLETA and CONTEPO. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize SIVEXTRO, XENLETA, CONTEPO or other product candidates for which we obtain marketing approval.

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

Product liability lawsuits against us could divert our resources, cause us to incur substantial liabilities and to limit commercialization of SIVEXTRO, XENLETA and any other products that we may develop or in-license.

We face an inherent risk of product liability exposure related to the testing of XENLETA, CONTEPO and any other product candidate that we develop in human clinical trials and an even greater risk related to the commercial sale of SIVEXTRO, XENLETA and any other products that we may develop or in-license. If we cannot successfully defend ourselves against claims that SIVEXTRO, XENLETA or our other product candidates caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	reduced resources of our management to pursue our business strategy;
●	decreased demand for SIVEXTRO, XENLETA, or any other product candidates that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue; and
●	the inability to commercialize any products that we may develop.

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

We participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the United States in order to obtain coverage for SIVEXTRO and XENLETA by certain government healthcare programs. These programs generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

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

We may not be able to initiate or continue clinical trials for our product candidates, including with respect to XENLETA, CONTEPO or any other product candidate that we develop, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials, including our Phase 1 clinical trial of IV XENLETA in pediatric patients. In addition, the COVID-19 pandemic has resulted in enrollment temporary and long-term suspension globally for many clinical trials. For example, research sites were temporarily closed for enrolment for a large part of 2020, and inpart of 2021 for our clinical trial to evaluate CONTEPO for use in pediatric patients with cUTIs. Some of our competitors have ongoing clinical trials for product candidates that could be competitive with XENLETA and CONTEPO, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

If serious adverse or undesirable side effects are identified in SIVEXTRO, XENLETA, or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.

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

In the ZEUS Study, the incidence of premature discontinuation from study drug was low and similar between treatment groups (6.0% in the CONTEPO treatment group compared to 3.9% in the PIP-TAZ treatment group), and the incidence of not completing the study through the last follow-up visit, which occurred on the 24th through 28th day after completion of seven days of treatment with the study drug, or after up to 14 days of treatment for patients with concurrent bacteremia, was 5.2% in the CONTEPO group compared to 0.9% in the PIP-TAZ group. A total of 42.1% CONTEPO patients and 32.0% PIP-TAZ patients experienced at least one treatment-emergent adverse event. Most treatment-emergent adverse events were mild or moderate in severity, and severe TEAEs were uncommon (2.1% of CONTEPO patients and 1.7% of PIP-TAZ patients). The most common TEAEs in both treatment groups were transient, asymptomatic laboratory abnormalities and gastrointestinal events. TEAEs were uncommon in both treatment groups (2.1% of CONTEPO patients and 2.6% of PIP-TAZ patients). There were no deaths in the study and one TEAE in each treatment group was deemed related to study drug (hypokalemia in a CONTEPO patient and renal impairment in a PIP-TAZ patient), leading to study drug discontinuation in the PIP-TAZ patient. Study drug discontinuations due to the TEAEs were infrequent and similar between treatment groups (3.0% of CONTEPO patients and 2.6% of PIP-TAZ patients).

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

We have entered into agreements, and expect to enter into additional agreements, with third-party manufacturers for the long-term commercial supply of XENLETA and CONTEPO. For example, prior to June 2015, we obtained the pleuromutilin starting material for the clinical trial supply of XENLETA from a single third-party manufacturer, Sandoz GmbH, or Sandoz, a division of Novartis AG, or Novartis. . We were required to identify and enter into a commercial supply agreement with an alternative supplier that provides pleuromutilin starting material for the commercial supply of XENLETA as a result of Novartis discontinuing its manufacture of pleuromutilin starting material.

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

Third-party manufacturers may not be able to comply with current good manufacturing practice, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products. Such failure could also result in the delay of our obtaining regulatory approval of our product candidates. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply SIVEXTRO, XENLETA, CONTEPO or any future product candidates.

In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the CRL requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted our NDA for CONTEPO for the treatment of cUTIs, including AP. On June 19, 2020 we received a second CRL from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTIs, including AP . On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the our NDA for CONTEPO for the treatment of cUTIs, including AP. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a PAI or a PLI or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We are awaiting further clarity from the FDA regarding their ability to complete onsite inspections at our manufacturing partners in Italy and Spain before determining specific timing of the potential NDA resubmission, which we plan to submit promptly once we have clarity from the FDA. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes PAIs, will continue to be prioritized going forward. Our contract manufacturers continue to interact with FDA to discuss its plans for conducting inspections at their sites. If these manufacturing issues are not resolved to the FDA’s satisfaction, or if we or any of our third-party manufacturers, or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports, or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or may fail to obtain regulatory approval of our product candidates, including CONTEPO.

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

In July 2020, we entered into the Distribution Agreement with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the SIVEXTRO Territory.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including our engaging sufficient sales representatives, restrictions relating to travel and physician office access in the SIVEXTRO Territory due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right to initially promote SIVEXTRO in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in the number of our sales representatives, the right to exclusively distribute SIVEXTRO in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to SIVEXTRO in the SIVEXTRO Territory. In April 2021, we successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with our own Nabriva NDC.

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

We are commercializing XENLETA and expect to commercialize CONTEPO, if approved, in the United States with targeted sales and marketing efforts. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we are party to a license agreement with Sumitomo Pharmaceuticals (Suzhou), pursuant to which we granted Sumitomo Pharmaceuticals (Suzhou)certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and we have also entered into a license agreement with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post grant review, interference proceedings or other patent office proceedings or litigation, in the United States or elsewhere, challenging our patent rights or the patent rights of others. For example, we have received a Notice of Request for Invalidation of our lefamulin compound patent in China in October 2021. We filed a response defending the validity of our patent, and the petitioner withdrew his invalidation request in January 2022, so this matter is concluded. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology, products or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products and product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future technology, products or product candidates.

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. Further, on July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. In September 2021, we and Sumitomo Pharmaceuticals (Suzhou) announced the approval received by Sumitomo Pharmaceuticals (Suzhou) to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan. We have not received approval to market XENLETA in any jurisdiction other than those mentioned above or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTI, including AP.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandator; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU member state laws.

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

As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any of our products, including SIVEXTRO, XENLETA, and product candidates, including CONTEPO, for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute SIVEXTRO, XENLETA, and any other products for which we obtain marketing approval. Restrictions under applicable federal, state, and foreign healthcare laws and regulations, include the following:

●	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered products to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals, with data collection beginning in August 2013; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, and foreign anti-corruption laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

Reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement.

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If a company becomes subject to investigations, restatements, or other inquiries concerning compliance with price reporting laws and regulations, it could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on the business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of products and thus have an adverse impact on financial position or business operations.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in a company having to carry a liability on its consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, the company’s financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical firm is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to the Centers for Medicare & Medicaid Services, or CMS , it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

Additionally, if a pharmaceutical company overcharges the government in connection with the FSS program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, it is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against a company under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our collaborators are also subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our products and product candidates and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of CONTEPO or any of our other product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any collaborators, to profitably sell any products, including SIVEXTRO, XENLETA, or product candidates, including CONTEPO, for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

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

On July 24, 2018, we completed the acquisition of Zavante pursuant to the Merger Agreement. Our ability to realize the anticipated benefits of the Acquisition is expected to entail numerous material potential difficulties, including, among others:

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

The trading price of our ordinary shares has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

●	our ability to successfully commercialize the oral and IV formulations of XENLETA for the treatment of CABP and the IV formulation of CONTEPO, if approved;
●	our ability to promote and distribute SIVEXTRO;
●	our ability to obtain FDA approval of CONTEPO for the treatment of cUTIs, including AP;
●	our ability to successfully implement our proposed business strategy;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the United States, the European Union and other countries or regions;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products, including additional community products;
●	one or more of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;

●	our ability to comply with the restrictive covenants under our Loan Agreement and avoid an event of default that may lead to an acceleration of the amounts due under the Loan Agreement;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	perception and market performance of companies that are perceived to be similar to us:
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	activism by any single large shareholder or combination of shareholders;
●	our need to raise additional funds;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize SIVEXTRO, XENLETA or, if approved, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our Chief Executive Officer, our former Chief Medical Officer and former Chief Financial Officer were named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form.

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

On April 29, 2020, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that, based on the closing bid for the last 30 consecutive business days, we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Select Market, as set forth in Listing Rule 5450(a)(1), or the Bid Price Rule. On December 2, 2020, our board of directors effected a one-for-ten reverse stock split of our ordinary shares for the purpose of regaining compliance with the Bid Price Rule. On December 17, 2020, we received notification from Nasdaq that for 10 consecutive business days, the closing bid price of our ordinary shares had been at $1.00 per share or greater, confirming that we had regained compliance with the Bid Price Rule.

On January 4, 2022, we again received written notice from Nasdaq indicating that, based on the closing bid for the last 30 consecutive business days, we were not in compliance with the Bid Price Rule. The Notice does not result in the immediate delisting of our ordinary shares from The Nasdaq Global Select Market. In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days to regain compliance with the Bid Price Rule. As a result, we will have until July 5, 2022, or the Compliance Date, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our ordinary shares must be at least $1.00 per share for a minimum of ten consecutive business days on or before the Compliance Date. If we do not regain compliance with the Bid Price Rule by the Compliance Date, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our ordinary shares to the Nasdaq Capital Market, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Rule. To effect such a transfer, we would also need to pay an application fee to Nasdaq and provide written notice to Nasdaq of our intention to cure the deficiency during the additional compliance period. If we do not qualify for the additional compliance period or fail to regain compliance during the additional 180-day period, then Nasdaq will notify us of its determination to delist our ordinary shares, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq hearing panel. In addition to continuing to monitor the closing bid price of our ordinary shares, we expect to consider available options to regain compliance with the Bid Price Rule. However, there can be no assurance that we will be able to regain compliance with the Bid Price Rule.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 56,715,306 ordinary shares outstanding as of December 31, 2021. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of December 31, 2021, an aggregate of 533,564 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019, we entered into the Jefferies ATM Agreement with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

On May 6, 2021, we entered into the New Sale Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of December 31, 2021, we have issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 1,338,282 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $595,000 and net proceeds of $580,000, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $19.0 million under the New Sale Agreement.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our Ordinary Shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 Ordinary Shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase up to (i) 400,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $0.25 per share on Nasdaq, (ii) 600,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $2.00 per share on Nasdaq or (iii) 800,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $3.00 per share on Nasdaq. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2,500,000 absent a mutual agreement to increase such amount. As of December 31, 2021, we have issued and sold an aggregate of 2,400,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $2.4 million. From January 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 3,600,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $1.6 million. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $19.0 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 5,180,505 ordinary shares at an exercise price of $2.39 per share. As part of our May 2020 registered direct offering, we issued warrants to purchase an aggregate of up to 4,144,537 ordinary shares at an exercise price of $7.92 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 1,379,310 shares of ordinary shares at an exercise price of $19.00 per share. As of the date of this Annual Report on Form 10-K, there were 10,619,347 warrants outstanding from the three offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the May 2020 warrants was immediately exercisable and will expire on the two-year anniversary of the date of issuance. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of these warrants or sale of the shares issuable upon exercise of these warrants, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly.

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

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, each as determined on an annual basis. For so long as we remain a smaller reporting company, we are permitted and may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	an exemption from compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, on the design and effectiveness of our internal controls over financial reporting;
●	an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation; and
●	reduced disclosure about our executive compensation arrangements.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a growing company, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

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

In addition, our articles of association authorize us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our ordinary shares respecting dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our ordinary shares. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the ordinary shares. Additionally, we may issue and sell our ordinary shares under our Jefferies ATM Agreement or the Purchase Agreement with Lincoln Park from time to time, and we may issue additional ordinary shares as contingent consideration upon the achievement of certain regulatory and commercialization milestones, subject to the terms and conditions of the Merger Agreement. See “—Risks Related to Ownership of our Ordinary Shares—Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline significantly, even if our business is doing well. ”

The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation. We are incorporated as a public limited company under Irish law.

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

We asked our shareholders to renew the authorization of our board of directors to issue shares and the disapplication of statutory preemption rights at our 2021 Annual General Meeting of Shareholders, or the 2021 Annual Meeting, and to extend that authorization to the increase in authorized share capital that was approved by our shareholders at the 2021 Annual Meeting. Our shareholders renewed the authorization of our board of directors to issue shares; however, although we received over 67% support of the votes cast on renewing the pre-emption rights opt-out authority, we did not receive the affirmative vote of at least 75% of the votes cast as required under Irish law for the passing of special resolutions. We originally convened an Extraordinary General Meeting of Shareholders, or EGM, on December 22, 2021 but was ultimately adjourned to March 24, 2022 to allow us to solicit from our shareholders the additional proxies necessary to obtain approval of the sole proposal to grant the board of directors authority under Irish law to allot and issue ordinary shares (including rights to acquire ordinary shares) for cash without first offering those ordinary shares to our existing shareholders pursuant to the statutory pre-emption right that would otherwise apply. On March 24, 2022, our shareholders approved the dis-application of statutory pre-emption rights for an additional five year term.

The authorization of our board of directors to issue shares and the disapplication of statutory preemption rights must both be renewed by the shareholders at least every five years, or at the time our shareholders approve an increase in our authorized share capital. We cannot provide any assurance that these authorizations will always be approved, which could limit our ability to issue equity and thereby adversely affect the holders of our ordinary shares. As a result of this limitation, we may be limited in the amount of ordinary shares we may sell in any capital raising transaction, and where we propose to issue shares for cash consideration, we may be required to first offer those shares to all of our existing shareholders in a time-consuming pro-rata rights offering. In the event we are not able to obtain such shareholder approval of the disapplication of pre-emption rights, when needed, we will be limited in the amount of ordinary shares we may sell in any capital raising transaction without first offering those shares to all of our existing shareholders.

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

Any United States shareholder who owns our shares (directly or indirectly within the meaning of Section 958(a) of the Code) on the last day in such taxable year must include in its gross income for U.S. federal income tax purposes its pro rata share (based on direct or indirect ownership of value) of the non-U.S. subsidiaries’ “subpart F income”, regardless of whether that income was actually distributed to such U.S. person (with certain adjustments). “Subpart F income” of a CFC generally includes among other items passive income, such as dividends, interest, royalties, rents, annuities and net gains from commodities, foreign currency and securities transactions and from sales of property that produced, or was held for the production of, passive income (or no income).

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

A corporation organized outside the United States generally will be classified as a “passive foreign investment company”, or PFIC, for U.S. federal income tax purposes (1) in any taxable year in which (A) at least 75% of its gross income is passive income or (B) on average at least 50% of the gross value of its assets is attributable to assets that produce passive income or are held for the production of passive income, and (2) as to a given holder who was a holder in such taxable year and regardless of such corporation’s income or asset composition, in any subsequent taxable year, unless certain elections are made by that holder that allow the holder to discontinue that classification as to that holder, generally at a substantial tax cost to that holder. Passive income for this purpose generally includes dividends, interest, royalties, rents, annuities and net gains from commodities, foreign currency and securities transactions and from sales of property that produced, or was held for the production of, passive income (or no income).

Based on our gross income and average value of our gross assets for each relevant taxable year, and given the nature of our business, we do not believe that we were a PFIC for any such taxable year from our initial public offering through the year ended December 31, 2021, although there is no assurance that the IRS will agree with this conclusion. Our status in any taxable year (determined without regard to our status in any prior taxable year) will depend on our assets and activities in that year, and because this is a factual determination made annually after the end of the year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any other taxable year. In particular, in many cases the gross value of our assets may be inferred from the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies can be especially volatile. In other cases, factors external to our specific circumstances may make the presumptive relationship between the gross value of our assets and our market capitalization unreliable, in which case the gross value of our individual assets, based upon valuation methods suitable for use in U.S. federal tax matters (the choice of which may vary from taxable year to taxable year), will govern the determination of our status. While, based on the market price of our ordinary shares, we would be treated as a PFIC in 2021, we believe that the market price renders an unreliable valuation of our gross assets. Based on our valuation of our gross assets taking into account our specific circumstances, we believe that we were not a PFIC in 2021. There is no assurance, however, that the IRS will agree with our valuation.

If we are treated as a PFIC for the taxable year ending December 31, 2022, or any other taxable year during which a U.S. holder held or holds our ordinary shares, certain adverse U.S. federal income tax consequences generally will apply to the U.S. holder. We currently intend to make available, upon request, the information necessary to permit a U.S. holder to make a valid qualified electing fund, or QEF, election, which may mitigate some of the adverse U.S. federal income tax consequences applicable to a U.S. holder of ordinary shares if we are a PFIC for a given taxable year. However, we may choose not to provide such information at a future date.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our facilities consist of approximately 2,900 square meters of leased laboratory and office space in Vienna, Austria, approximately 8,000 square feet of subleased office space in Fort Washington, Pennsylvania and we also lease office space in Dublin, Ireland and San Diego, California. We believe that suitable additional or alternative space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares have been listed on the Nasdaq Global Select Market since June 26, 2017 and trade under the symbol “NBRV”.

Stockholders

As of January 31, 2022, there were 25 holders of record of our ordinary shares. The number of record holders may not be representative of the number of beneficial owners because many of our ordinary shares are held by depositories, brokers or other nominees.

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

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the year ended December 31, 2021 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our historical consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report. The objective of the following discussion and analysis is to provide material information relevant to your assessment of the financial condition and results of operations of our company, including an evaluation of the amounts and certainty of cash flows from operations and from outside sources, and to better allow you to view our company from management’s perspective. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Risk Factor Summary and“Risk Factors” in Part I, Item 1A of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, SIVEXTRO and XENLETA, as well as one development product candidate, CONTEPO. In August 2019, our first product was approved by the U.S. Food and Drug Administration, or FDA, and we made it available in the United States in September 2019 under the brand name XENLETA. XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team. XENLETA is designed to inhibit the synthesis of bacterial protein, that is required for bacteria to grow, by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe that XENLETA is well-positioned for use as a first-line monotherapy for the treatment of community-acquired bacterial pneumonia, or CABP, due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and intravenous, or IV, formulations and a generally well-tolerated safety profile. We believe XENLETA represents a potentially important new treatment option for the five million adults in the United States diagnosed with CABP each year.

Since inception, we have incurred significant operating losses. As of December 31, 2021, we had an accumulated deficit of $595.7 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements. We have devoted substantially all of our efforts to research and development, including clinical trials, as well as commercializing SIVEXTRO and XENLETA. Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In light of the COVID-19 pandemic, a substantial decrease of non-COVID-19 respiratory infections, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, the timing and amount of sales of SIVEXTRO, XENLETA or any product candidates are uncertain. Based on our current forecasts and plans, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

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

The extent of the impact of COVID-19 on our business will depend on the length and severity of the pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on our business. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. The full impact of COVID-19 is unknown and may continue as the rates of infection have increased in many states in the U.S., thus additional restrictive measures may be necessary. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the adoption of hybrid-remote-working policies, all of which have had, and we believe will continue to have, an impact on our consolidated results of operations, financial position and cash flows.

In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a hybrid-remote-working policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2022. While we have used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our product sales for SIVEXTRO and XENLETA, on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. According to the Centers for Disease Control and Prevention, or CDC, there have been lower incidences of influenza-like illness cases within the United States from a median of 49,696 per week during the period of September 2019 through February 2020, to 19,537 during the period of March through May 2020, which are largely responsible for the seasonality observed with community-acquired bacterial pneumonia and which lead to the decrease in bacterial respiratory tract infection rates, indicated by the decrease in the number of physician office visits, hospitalizations and antibiotic prescriptions. Data from clinical laboratories in the United States indicated a 61% decrease in the number of specimens submitted and a 98% decrease in influenza activity as measured by percentage of submitted specimens testing positive. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 pandemic and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

SIVEXTRO is approved for the treatment of ABSSSIs caused by certain susceptible Gram-positive microorganisms. Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force of a certain size and the restrictions related to COVID-19 needed to be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force of a certain size for the promotion and distribution of SIVEXTRO has resulted in significant additional expense and our efforts to maintain a sales force may not be successful. We have secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace our hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. We expanded this effort to 60 sales representatives in 2021 and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

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

Financial Operations Overview

Revenue

In September 2019 we launched XENLETA and in April 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the year ended December 31, 2021, we recorded $23.8 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns, and $(0.4) million of XENLETA product revenue, net of gross-to-net accruals and adjustments for returns. Our distribution partners had primarily utilized their existing inventory from the initial launch to satisfy product demand for XENLETA, which in turn impacted sales during the year ended December 31, 2021. Given the fact that the launch lot inventory had 36 month dating, and has a near term shelf life expiration, we recorded a $1.3 million returns reserve adjustment during 2021. We launched a new 10-count blister pack of XENLETA in the fourth quarter of 2021, which has four year dating for expiry. Future product revenues will be subject to the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of SIVEXTRO and XENLETA.

Collaboration revenues for the year ended December 31, 2021 included $2.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou), as well as $1.2 million of our share of revenues through April 11, 2021 associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. which commenced at the end of September 2020.

Our revenues for the year ended December 31, 2021 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates.

Cost of Revenues

Cost of revenues represented 17.0%, 1.1% and 0.1% of our total operating expenses for the years ended December 31, 2021, 2020 and 2019, respectively. Cost of revenues primarily represent the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory. Other cost of revenues include costs associated with the manufacturing collaboration and regulatory support under our licensing agreements. The increase in cost of revenue for the year ended December 31, 2021 was primarily due to the launch of SIVEXTRO under our own National Drug Code, or NDC, on April 12, 2021.

Research and Development Expenses

Research and development expenses represented 16.3%, 21.2% and 29.7% of our total operating expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Year Ended Ended December 31,
(in thousands)	2021	2020	2019
Direct Costs
XENLETA	$2,891	$2,119	$7,765
CONTEPO	340	450	2,977
FDA filing fee refund	—	—	(2,589)
Other programs and initiatives	1,383	1,347	1,412
Indirect Costs	8,016	11,186	16,850
Total research and development expenses	$12,630	$15,102	$26,415

We expect to continue to incur research and development expenses in connection with required regulatory activities, our activities related to our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI, and may incur costs related to the pursuit of the clinical development of lefamulin and CONTEPO for additional indications including the treatment of resistant bacterial infections in patients with cystic fibrosis, or CF and engagement in earlier stage research and development activities. We initiated screening of our Phase 1 clinical trial of XENLETA for the treatment of resistant bacterial infections in patients with CF in March 2022, and are on track to begin dosing in April 2022. Given the ongoing COVID-19 pandemic and the high risk it puts CF patients under, it is difficult to estimate recruitment timelines at this time. It is difficult to estimate the duration and completion costs of our research and development programs.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 66.7%, 77.7%, and 70.2% of our total operating expenses for the years ended December 31, 2021, 2020 and 2019, respectively.

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation not related to research and development activities for personnel in our commercial, medical affairs, finance, information technology and administrative functions, as well as costs related to our contract commercial organization, to provide community-based commercial and sales services. Selling, general and administrative expenses also include costs related to professional fees for auditors, lawyers and tax advisors and consulting fees not related to research and development operations, as well as functions that are partly or fully outsourced by us, such as accounting, payroll processing and information technology.

We expect selling, general and administrative expenses in 2022 to be comparable to 2021.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the end of the reporting period, as well as the reported revenues and expenses during the reporting periods and how our estimates and assumptions have changed over each relevant reporting period. However, these estimates and assumptions are subject to uncertainty, due to unknown trends and events and various other factors that we believe to be reasonably likely under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies and estimates are described in more detail in the notes to our consolidated financial statements appearing at the end of this filing. However, we believe that the following accounting policies and estimates are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

XENLETA Inventory and Purchase Commitments

Our XENLETA inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and consists primarily of material costs, third-party manufacturing costs, and related transportation costs in our supply chain. Our inventory is subject to expiration dating, which can be extended in certain circumstances. We also have non-cancellable purchase commitments for XENLETA active pharmaceutical ingredient, or API. We continually evaluate forecasted product sales for XENLETA which is used in estimating the need to reserve for estimated excess, slow-moving and obsolete inventory on hand and potential accrued losses on firm purchase committments. During the years ended December 31, 2021 and 2020, we recorded $0.3 million and $0.7 million, respectively, of non-cash reserves for excess and obsolete inventory due to timing of expiry dating of expiring inventory.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(in thousands)	2021	2020	Change
Consolidated operations data:
Product revenue, net	$23,386	$108	$23,278
Collaboration revenue	3,830	2,756	1,074
Research premium and grant revenue	1,679	2,163	(484)
Total revenue	28,895	5,027	23,868
Costs and expenses:
Cost of revenues	(13,148)	(766)	(12,382)
Research and development expenses	(12,630)	(15,102)	2,472
Selling, general and administrative expenses	(51,645)	(55,285)	3,640
Total operating expenses	(77,423)	(71,153)	(6,270)
Loss from operations	(48,528)	(66,126)	17,598
Other income (expense):
Other income (expense), net	469	1,187	(718)
Interest income (expense), net	(901)	(1,649)	748
Loss on extinguishment of debt	—	(2,757)	2,757
Loss before income taxes	(48,960)	(69,345)	20,385
Income tax expense	(490)	(139)	(351)
Net loss	$(49,450)	$(69,484)	$20,034

Revenues

Revenues for the year ended December 31, 2021 were $28.9 million compared to $5.0 million for the year ended December 31, 2020. The $23.9 million increase was primarily due to $23.8 million in SIVEXTRO product revenue, net since the launch of SIVEXTRO under our own NDC on April 12, 2021.

Cost of Revenues

Cost of revenues for the year ended December 31, 2021 was $13.1 million compared to $0.8 million for the year ended December 31, 2020. The $12.4 million increase was primarily due to the launch of SIVEXTRO under our own NDC on April 12, 2021. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for XENLETA were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. For the years ended December 31, 2021 and 2020, cost of revenues include $0.3 million and $0.7 million, respectively, of a non-cash reserve adjustment for excess and obsolete inventory due to timing of expiring inventory.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 were $12.6 million compared to $15.1 million for the year ended December 31, 2020. The $2.5 million decrease was primarily due to a $0.7 million decrease in stock-based compensation expense, a $1.0 million decrease in staff costs, and a $0.7 million decrease in study costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2021 were $51.6 million compared to $55.3 million for the year ended December 31, 2020. The $3.6 million decrease was primarily due to a $5.9 million decrease in staff costs due to the reduction of headcount, a $1.2 million decrease in stock-based compensation expense, a $0.7 million decrease in travel costs, a $0.6 million decrease in infrastructure costs, and a $2.5 million decrease in professional fees, partly offset by a $7.4 million increase in advisory and external consultancy expenses primarily related to commercialization activities and professional service fees for the relaunch of SIVEXTRO and XENLETA.

Other Income (Expense), net

Other income (expense), net, decreased by $0.7 million for the year ended December 31, 2021 primarily due to remeasurements of our foreign currency account balances.

Interest Income (Expense), net

Interest income (expense), net decreased by $0.7 million due the repayment of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 7 to our consolidated financial statements included elsewhere in this Form 10-K for further information.

Loss on Extinguishment of Debt

In connection with the third amendment to our Loan Agreement with Hercules, we recognized a non-cash $2.8 million loss on the extinguishment of debt during the year ended December 31, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. We did not have a loss on the extinguishment of debt during the year ended December 31, 2021.

Income Tax Expense

Our income tax expense was $0.5 million for the year ended December 31, 2021 compared to $139,000 for the year ended December 31, 2020.

Comparison of Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(in thousands)	2020	2019	Change
Consolidated operations data:
Product revenue, net	$108	$1,538	$(1,430)
Collaboration revenue	2,756	6,210	(3,454)
Research premium and grant revenue	2,163	1,733	430
Total revenue	5,027	9,481	(4,454)
Costs and expenses:
Cost of revenues	(766)	(70)	(696)
Research and development expenses	(15,102)	(26,415)	11,313
Selling, general and administrative expenses	(55,285)	(62,485)	7,200
Total operating expenses	(71,153)	(88,970)	17,817
Loss from operations	(66,126)	(79,489)	13,363
Other income (expense):
Other income (expense), net	1,187	215	972
Interest income (expense), net	(1,649)	(3,389)	1,740
Loss on extinguishment of debt	(2,757)	—	(2,757)
Loss before income taxes	(69,345)	(82,663)	13,318
Income tax expense	(139)	(101)	(38)
Net loss	$(69,484)	$(82,764)	$13,280

Revenues

Revenues for the year ended December 31, 2020 were $5.0 million compared to $9.5 million for the year ended December 31, 2019. The $4.5 million decrease was primarily due to a $3.5 million decrease in collaboration revenue and a $1.4 million decrease in product revenue, net, partially offset by a $0.4 million increase in research premiums and government grants provided to us by the Austrian government. The decrease in collaboration revenues was primarily due to the $5.0 million recognized in 2019 under our China Region License Agreement, partially offset by $1.8 million recognized in 2020 under our SIVEXTRO distribution agreement with Merck & Co., Inc.

Cost of Revenues

Cost of revenues primarily represents direct and indirect manufacturing costs of our XENLETA product. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for the product were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. As a result, we anticipate that our cost of revenues for XENLETA will remain at relatively low levels for a period of time until our initial pre-launch inventory stock has been distributed by our customers based on end user consumption demand. For the year ended December 31, 2020, cost of revenues include a $0.7 million non-cash reserve for excess and obsolete inventory due to timing of expiring inventory.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 were $15.1 million compared to $26.4 million for the year ended December 31, 2019. The $11.3 million decrease was primarily due to a $7.2 million decrease in research materials and purchased services related to the development of lefamulin, a $2.9 million decrease in staff costs due to the reduction of employees, a $2.0 million decrease in research consulting fees, a $0.9 million decrease in stock-based compensation expense and $0.4 million decrease in travel expenses, partly offset by a $2.0 million increase in other fees due to a $2.6 million NDA filing fee refund for CONTEPO in 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2020 were $55.3 million compared to $62.5 million for the year ended December 31, 2019. The $7.2 million decrease was primarily due to a $4.2 million decrease in staffing expense related to the termination of our sales force in early 2020, $3.7 million decrease in stock-based compensation expense, a $1.6 million decrease in travel expenses, a $0.7 million decrease in advisory and external consultancy expenses primarily related to commercialization activities and professional service fees, and a $0.1 million decrease in other corporate costs, partly offset by a $1.2 million increase in insurance costs, a $1.5 million increase in professional fees.

Other Income (Expense), net

Other income (expense), net was $1.2 million for the year ended December 31, 2020 compared to a $0.2 million for the year ended December 31, 2019. The $1.0 million increase was primarily from $0.6 million income from the sublease of our laboratory and office space in Vienna, Austria.

Interest Income (Expense), net

Interest income (expense), net decreased by $1.7 million due to the repayment of $30.0 million of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 7 to our consolidated financial statements included elsewhere in this Form 10-K for further information.

Loss on Extinguishment of Debt

In connection with the repayment of our Loan Agreement with Hercules, we recognized a non-cash $2.8 million loss on the extinguishment of debt during the year ended December 31, 2020, which represents the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt.

Income Tax Expense

Our income tax expense was $139,000 for the year ended December 31, 2020 compared to $101,000 for the year ended December 31, 2019.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements. As of December 31, 2021, we had cash and cash equivalents, restricted cash and short-term investments of $47.9 million. We will need to obtain substantial additional funding to achieve our business objectives during the next 12 months and beyond. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Additionally, our inability to raise funds when needed may cause investors to lose confidence in us and raise substantial doubt about our ability to continue as a going concern, which may cause our share price to decline.

In September 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of December 31, 2021, we have issued and sold an aggregate of 2,400,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $2.4 million. From January 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 3,600,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $1.6 million. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $19.0 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

In May 2021, we entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, our existing Jefferies ATM Agreement entered into in June 2019 was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of December 31, 2021, we have issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 1,338,282 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $595,000 and net proceeds of $580,000, after deducting commissions to Jefferies and other offering expenses.

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

In December 2020, we completed a registered public offering in which we sold 6,000,000 ordinary shares at a public offering price of $2.50. The proceeds to us from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and offering expenses. In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, or the Loan Agreement, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we borrowed an additional $10.0 million in connection with the approval by the FDA of the NDA for XENLETA. In March 2020, we repaid Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. See Note 7 to the consolidated financial statements included elsewhere in this Form 10-K for additional information on the terms associated with the remaining term loans potentially available to us and the costs and other conditions associated with this funding source.

Cash Flows

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(59,557)	$(71,331)
Investing activities	(81)	(274)
Financing activities	66,366	26,924
Effects of foreign currency translation on cash	(484)	(140)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$6,244	$(44,821)

Operating Activities

Cash flow used in operating activities decreased by $11.8 million from $71.3 million for the year ended December 31, 2020 to $59.6 million for the year ended December 31, 2021 primarily due to a $15.2 million decrease in net loss, after adjustments for non-cash amounts included in net loss, offset by a higher working capital of $3.5 million primarily due to increases in inventory and accounts receivable driven by the launch of SIVEXTRO under our own NDC in April 2021.

Investing Activities

Cash flow used in investing activities decreased by $0.2 million from $0.3 million cash used for the year ended December 31, 2020 to $0.1 million cash used for the year ended December 31, 2021 primarily due to changes in restricted cash and lower investments in property, plant and equipment.

Financing Activities

Cash flow generated from financing activities for the year ended December 31, 2021 was $66.4 million from our March 2021 financing, our Purchase Agreement with Lincoln Park, as well as our New Sale Agreement. Cash flow generated from financing activities for the year ended December 31, 2020 was $26.9 million, primarily from total net proceeds of approximately $56.9 million from the securities purchase agreements entered into in May 2020 and December 2020, warrant exercises, as well as our Jefferies ATM Agreement, partly offset by the repayment of $30.0 million of long-term borrowings on our debt facility in the year ended December 31, 2020.

Comparison of Years Ended December 31, 2020 and 2019

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash (used in) provided by:
Operating activities	$(71,331)	$(71,892)
Investing activities	(274)	331
Financing activities	26,924	56,075
Effect of foreign currency translation on cash	(140)	(106)
Net decrease in cash, cash equivalents and restricted cash	$(44,821)	$(15,592)

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

Material Cash Requirements

We anticipate that our expenses will increase as we expect to incur significant additional commercialization expenses related to product sales, marketing, distribution and manufacturing. In addition, our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

In addition, our expenses will increase if and as we:

●	initiate or continue the research and development of XENLETA and CONTEPO for additional indications and of our other product candidates;
●	seek to develop additional product candidates;
●	seek marketing approval for any product candidates that successfully complete clinical development;
●	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
●	continue to build or re-build a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize SIVEXTRO, XENLETA and any other product candidates for which we receive marketing approval;
●	in-license or acquire other products, product candidates or technologies, including additional community products;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our physical presence in the United States and Ireland;
●	incur additional debt;
●	establish and expand manufacturing arrangements with third parties; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and our operations as a public company in addition to our commercialization efforts.

As described above, on March 11, 2020, we entered into a Third Amendment to our Loan Agreement with Hercules. Pursuant to the Third Amendment, we repaid to Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance (as defined in Note 7 to our consolidated financial statements) may be requested by us under the Loan Agreement was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. Based on our current operating plans, we expect that our existing cash resources as of the date of this Annual Report on Form 10-K will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements well into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of SIVEXTRO, XENLETA and, if approved, CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and CONTEPO;
●	the costs to secure supply of SIVEXTRO and costs to sell and market the product in the U.S.;
●	the costs, timing and outcome of regulatory review of lefamulin in Europe and for any other indications and CONTEPO;
●	the costs of commercialization activities for SIVEXTRO, XENLETA and potentially CONTEPO if we receive marketing approval, including the costs and timing of establishing product sales, marketing, distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO, if approved;
●	the commercial success of SIVEXTRO and XENLETA and the amount and frequency of reorders or product returns by our wholesale customers;
●	subject to the resubmission of our NDA for CONTEPO and potential receipt of marketing approval, revenue received from commercial sales of CONTEPO;
●	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
●	the impact of the COVID-19 pandemic;
●	our ability to establish collaborations on favorable terms, if at all;
●	the scope, progress, results and costs of product development of any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including additional community products;
●	the costs related to the promotion, sale and distribution of the products under our Distribution Agreement with Merck & Co., Inc.;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the continued availability of Austrian governmental grants;
●	the need to satisfy interest and principal obligations under our Loan Agreement with Hercules as well as the covenants contained in our Loan Agreement;

●	the rate of the expansion of our physical presence in the United States and Ireland; and
●	the costs of operating as a public company in the United States.

Our commercial revenues, if any, will be derived from sales of SIVEXTRO, XENLETA, and if approved, CONTEPO or any other products that we successfully develop, in-license or acquire. In addition, SIVEXTRO, XENLETA and, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and funding from local and international government entities and non-government organizations in the disease areas addressed by our product candidates and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity, warrants or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We have contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of XENLETA, the purchase of SIVEXTRO finished product and other research and development activities. The contractual commitments are further described in Note 15 to our consolidated financial statements included elsewhere in this Form 10-K.

Capital Expenditures

Capital expenditures were $25,000 and $0.1 million for the year ended December 31, 2021 and 2020, respectively. Currently, there are no material capital projects planned in 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

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

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be adversely affected by inflation in the future.

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Annual Report on Form 10-K will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements well into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of SIVEXTRO, XENLETA and the potential launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we

conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021, the end of our most recent fiscal year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names and certain biographical information about each member of our board of directors, including their ages as of March 1, 2022. The information presented includes each director’s principal occupation and business experience for at least the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Age	Position
Daniel Burgess(1)(3)	60	Director, Chairman of the Board
Theodore Schroeder	66	Director, Chief Executive Officer
Colin Broom, MD	66	Director
Carrie Bourdow(2)(3)	59	Director
Mark Corrigan(1)	64	Director
Lisa Dalton(2)	49	Director
Charles Rowland, Jr.(2)	63	Director
Stephen Webster(1)(3)	61	Director
Steven Gelone	54	Director, President and Chief Operating Officer
(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Daniel Burgess has served on our board of directors since June 23, 2017. Mr. Burgess was a member of the supervisory board of Nabriva Austria and served as its chairman from October 2016 until the redomiciliation to Ireland. Mr. Burgess has been a venture partner at SV Health Investors (SV) since 2014. Mr. Burgess is currently the chairman of the board and chief executive officer of Pulmocide Ltd., a private biopharmaceutical company, a position he has held since May 2021. Mr. Burgess served as the part-time president and chief executive officer of Therini Bio, Inc., a private therapeutics company, from May 2019 to December 2021. He was previously president and chief executive officer of Rempex Pharmaceuticals, an antibiotics company he co-founded in 2011 and that was subsequently sold to The Medicines Company (now Novartis AG) in 2013. Prior to this, Mr. Burgess was president and chief executive officer of Mpex Pharmaceuticals from 2007 until its acquisition by Aptalis Inc. (now AbbVie Inc.) in 2011. Prior to his time at Mpex, Mr. Burgess served in various senior operating roles for other biotechnology companies. In addition, he serves as a member of the boards of directors of Cidara Therapeutics, Inc., a public biotechnology company; Arbutus Biopharma Corp., a public biotechnology company; and several private healthcare companies. Mr. Burgess was a member of the board of directors of Santarus, Inc., from 2004 until its acquisition in 2014 by Salix Pharmaceuticals Inc., a publicly traded pharmaceutical company. He received his B.A. in economics from Stanford University and an M.B.A. from Harvard University. We believe Mr. Burgess is qualified to serve as a director because of his expertise and experience as an executive in the pharmaceutical industry, his service on other boards of directors and his educational background.

Theodore Schroeder has served on our board of directors and as chief executive officer since July 24, 2018. During the last 30 years, Mr. Schroeder has been focused on drug development and commercialization in both large and small pharmaceutical companies. Most recently, he served as president, chief executive officer and director of Zavante Therapeutics from June 2015 until its acquisition by Nabriva Therapeutics in July 2018. Mr. Schroeder co-founded Cadence Pharmaceuticals in 2004 and previously held leadership roles at Elan Pharmaceuticals, Dura Pharmaceuticals and earlier in his career, Bristol-Myers Squibb. He currently serves on the board of Cidara Therapeutics, and Otonomy, Inc. and formerly was a member of the board of Collegium Pharmaceutical. He is a former chair of BIOCOM, the California life sciences trade association and in 2014, he was named the EY Entrepreneur of the Year for the San Diego region and was listed as a national finalist. He received a bachelor’s degree in management from Rutgers University. We believe Mr. Schroeder is qualified to serve as a director because of his expertise and experience as an executive in the pharmaceutical industry, his service on other boards of directors and his educational background.

Colin Broom has served on our board of directors since June 23, 2017. Dr. Broom has served as the chief executive officer and a member of the board of directors of Pulmotect, Inc., a private biotechnology company, since September 2019. Dr. Broom was previously our chief executive officer from April 12, 2017 until July 24, 2018, and the chief executive officer of Nabriva Austria from August 2014 until the redomiciliation to Ireland. Prior to joining Nabriva Austria, he served as chief scientific officer at ViroPharma Incorporated from 2004 until it was acquired by Shire plc in 2014. Dr. Broom served as vice president of clinical development and medical affairs in Europe for Amgen Inc. from 2000 to 2003 and previously held several leadership positions with Hoechst Marion Roussel (now Sanofi), SmithKline Beecham and Glaxo (now GlaxoSmithKline) . Dr. Broom served as a member of the board of directors of NPS Pharmaceuticals, Inc. from 2009 until its acquisition by Shire in 2015. He is a member of the U.K. Royal College of Physicians and a fellow of the Faculty of Pharmaceutical Medicine. Dr. Broom received his B.Sc. from University College, London and M.B.B.S. from St. George’s Hospital Medical School, London. We believe that Dr. Broom is qualified to serve as a director due to his extensive experience in all stages of drug development and commercialization.

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

Mark Corrigan has served on our board of directors since June 2, 2021. Dr. Corrigan previously served on our board of directors from June 23, 2017 to May 26, 2020, and prior to the redomiciliation to Ireland, Dr. Corrigan served on the supervisory board of Nabriva Austria from October 2016 until the redomiciliation to Ireland. Dr. Corrigan was most recently the chief executive officer of Correvio Pharma Corporation (formerly Cardiome Pharma), a public biopharmaceutical company, from March 2019 until May 2021. From April 2016 until March 2019, Dr. Corrigan was founder and president of research and development of Tremeau Pharmaceuticals. Dr. Corrigan served as president and chief executive officer of Zalicus, Inc. from January 2010 until July 2014. Previously, Dr. Corrigan was executive vice president of research and development at the specialty pharmaceutical company Sepracor Inc., and prior to this, he spent 10 years with Pharmacia & Upjohn, most recently as group vice president of Global Clinical Research and Experimental Medicine. Dr. Corrigan currently serves on the boards of directors of Wave Biosciences, a public biopharmaceutical company, Tremeau Pharmaceuticals, a private company, and Exacis BioTherapeutics, a private biopharmaceutical company. He previously served on the boards of directors of Correvio Pharma Corporation, Novelin Therapeutics, Inc., BlackThorn Therapeutics, Inc., Cubist Pharmaceuticals, Inc., CoLucid Pharmaceuticals, Inc., Avanair Pharmaceuticals, Inc., and EPIRUS Biopharmaceuticals, Inc., where he served as chairman of the board of directors. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. We believe Dr. Corrigan is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry as both an executive and a board member and because of his education and training.

Lisa Dalton has served on our board of directors since June 2, 2021. Ms. Dalton has served as the chief people officer at Spark Therapeutics, a member of the Roche Group, since July 2014. She previously served as vice president, human resources at Shire. Ms. Dalton received her M.B.A. from Rutgers University School of Business and B.A. from Pennsylvania State University. We believe Ms. Dalton is qualified to serve as a director because of her expertise and experience as an executive in the pharmaceutical industry.

Steven Gelone has served on our board of directors since March 10, 2021 and as our president and chief operating officer since July 24, 2018. Dr. Gelone previously served as Nabriva Austria’s chief development officer and head of business development from 2014 until the redomiciliation to Ireland, our chief development officer from the redomiciliation to Ireland until June 30, 2017 and our chief scientific officer from June 30, 2017 until July 24, 2018. Prior to joining Nabriva Austria, he served as head of clinical research and development at Spark Therapeutics, Inc. in 2014 and vice president of clinical and preclinical development at ViroPharma Incorporated from 2005 to 2014. Dr. Gelone also served as director of medical affairs at Vicuron Pharmaceuticals from 2002 to 2003 and director of clinical pharmacology and experimental medicine at GlaxoSmithKline Pharmaceuticals from 2000 to 2002. Dr. Gelone received his B.S. Pharm. and Pharm.D. from Temple University. We believe Dr. Gelone is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry as an executive and because of his education and training.

Charles A. Rowland, Jr. has served on our board of directors since June 23, 2017. Mr. Rowland previously served on the supervisory board of Nabriva Austria from January 2015 until the redomiciliation to Ireland. Mr. Rowland served as chief executive officer of Aurinia Pharmaceuticals Inc. from April 2016 to January 2017. Mr. Rowland previously served as vice president and chief financial officer of ViroPharma Incorporated from 2008 until it was acquired by Shire plc in 2014. Prior to joining ViroPharma, Mr. Rowland served as executive vice president and chief financial officer, as well as interim co-chief executive officer, for Endo Pharmaceuticals Inc. from 2006 to 2008 and chief financial officer at Biovail Corporation from 2004 to 2006. He previously held finance and operational positions of increasing responsibility at Breakaway Technologies, Inc., Pharmacia, Novartis International AG and Bristol-Myers Squibb Company. Mr. Rowland currently serves as a member of the board of directors for Blueprint Medicines Corporation, a public biopharmaceutical company, Viking Therapeutics, a public, clinical-stage biopharmaceutical company, and Orchard Therapeutics, a public, clinical-stage biopharmaceutical company. In addition, Mr. Rowland serves as a member of the board of directors for Generation Bio, a public biopharmaceutical company. Previously, he served on the board of directors at Idenix Pharmaceuticals, Inc., Vitae Pharmaceuticals, Inc., Bind Therapeutics Inc. and Aurinia Pharmaceuticals Inc. Mr. Rowland received his B.S. from Saint Joseph’s University and M.B.A. from Rutgers University. We believe that Mr. Rowland is qualified to serve as a director due to his extensive experience in pharmaceutical operations and all areas of finance and accounting.

Stephen Webster has served on our board of directors since June 23, 2017. Mr. Webster previously served on the supervisory board of Nabriva Austria from October 2016 until the redomiciliation to Ireland. Mr. Webster served as the chief financial officer of Spark Therapeutics from July 2014 until its acquisition by Roche Holdings, Inc. in December 2019. He was previously senior vice president and chief financial officer of Optimer Pharmaceuticals, Inc. from June 2012 until its acquisition by Cubist Pharmaceuticals in November 2013. Prior to this, Mr. Webster served as senior vice president and chief financial officer of Adolor Corporation, also acquired by Cubist, from 2008 to 2011. Previously, Mr. Webster served as managing director, Investment Banking Division, Health Care Group for Broadpoint Capital Inc. (formerly First Albany Capital) . He also was a co-founder and served as president and chief executive officer of Neuronyx, Inc. Prior to this, Mr. Webster held positions of increasing responsibility, including as director, Investment Banking Division, Health Care Group, for PaineWebber Incorporated. Mr. Webster is currently a member of the board of directors of TCR2 Therapeutics, Inc., Cullinan Oncology, Inc., and NextCure, Inc. He was a member of the board of directors of Viking Therapeutics, Inc., a public biopharmaceutical company, from 2014 to 2020. Mr. Webster holds an A.B. in economics from Dartmouth College and an M.B.A. from the University of Pennsylvania. We believe that Mr. Webster is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry, particularly his service as a chief financial officer and in other executive management roles.

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

Audit Committee

Our audit committee consists of Mark Corrigan, Daniel Burgess and Stephen Webster. Stephen Webster is the chair of the audit committee. The audit committee oversees our accounting and financial reporting processes and the audits of our consolidated financial statements. The audit committee is responsible for, among other things:

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

Our Board has determined that Stephen Webster is an “audit committee financial expert” as defined in the applicable SEC rules.

Compensation Committee

Our compensation committee consists of Charles A. Rowland, Jr., Lisa Dalton and Carrie Bourdow. Charles A. Rowland, Jr. is the chair of the compensation committee. The compensation committee assists the board in reviewing and approving or recommending our compensation structure, including all forms of compensation relating to our directors and management. The compensation committee is responsible for, among other things:

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Daniel Burgess, Carrie Bourdow and Stephen Webster. Daniel Burgess is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	recommending to the board persons to be nominated for election or re-election to the board at any meeting of shareholders;
●	overseeing the board’s annual review of its own performance and the performance of its committees; and
●	developing and recommending to the board a set of corporate governance guidelines.

Executive Officers

The following table sets forth certain information regarding our executive officers, including their ages as of March 1, 2022:

Name	Age	Position
Theodore Schroeder	66	Chief Executive Officer
J. Christopher Naftzger	54	General Counsel and Secretary
Steven Gelone	54	President and Chief Operating Officer
Christine Guico-Pabia	59	Chief Medical Officer
Daniel Dolan	45	Chief Financial Officer

In addition to the biographical information for Mr. Schroeder and Dr. Gelone, which is set forth above under “Board of Directors”, set forth below is certain biographical information about Dr. Guico-Pabia, and Messrs. Naftzger and Dolan:

J. Christopher Naftzger has served as our general counsel and secretary since September 1, 2021. Previously, Mr. Naftzger served as General Counsel and Corporate Secretary of Krystal Biotech, an emerging-stage, gene therapy company, from February 2020 to May 2021. Before joining Krystal, he was Vice President, Deputy General Counsel and Assistant Secretary of Nabriva Therapeutics from January 2017 to January 2020. Prior to Nabriva, Mr. Naftzger served as Vice President, General Counsel, Chief Compliance Officer, and Secretary of Unilife Medical Solutions, a developer and manufacturer of innovative drug delivery systems. Mr. Naftzger also held senior in-house counsel positions with Chesapeake Corporation and Koch Industries, and was a corporate partner with Blank Rome LLP in Washington, DC. Mr. Naftzger obtained his undergraduate degree from Hampden-Sydney College and his law degree from the Willamette University College of Law.

Christine Guico-Pabia has served as our chief medical officer since October 1, 2021. Dr. Guico-Pabia brings over 30 years of global biopharmaceutical experience and extensive expertise in every stage of drug development, pharmacoeconomics and outcomes research, and medical affairs. Most recently, she was Vice President, Head of Clinical Development and Medical Affairs of Metagenics from 2014 to 2021. Dr. Guico-Pabia previously held leadership positions at small startups and large multinational companies including McKesson, Merck, Wyeth, and Pfizer. Dr. Guico-Pabia completed her MD at the University of Santo Tomas Medical School in Manila, Philippines, obtained her MBA from Temple University Fox School of Business, and her MPH from Johns Hopkins University Bloomberg School of Public Health.

Daniel Dolan has served as our chief financial officer since March 2021. Mr. Dolan previously served as Vice President of Finance at Radius Health, Inc., or Radius, a commercial-stage biopharmaceutical company, from July 2017 to January 2021. He also acted as principal financial officer and principal accounting officer of Radius from September 2020 to December 2020. Prior to joining Radius, Mr. Dolan worked at Shire plc from September 2005 to July 2017, where he held financial management positions of increasing responsibility, including Vice President of Finance, Global Product Strategy from May 2016 to July 2017 and Senior Finance Director, GI/Internal Medicine from May 2013 to May 2016. Mr. Dolan received his M.B.A. and B.S. from Widener University.

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

Based solely on a review of copies of Forms 3, 4 and 5 furnished to us by reporting persons and any written representations furnished by certain reporting persons, we believe that during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were completed in a timely manner other than (1) Forms 4 for each of Theodore Schroeder, Steven Gelone and Robert Crotty, in each case filed on April 8, 2021 and relating to the withholding of securities for tax purposes on February 6, 2021 and March 6, 2021 in connection with the vesting of restricted stock units and (2) a Form 3 for J. Christopher Naftzger, filed on September 15, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The following discussion provides the amount of compensation paid, and benefits in-kind granted, by us and our subsidiaries to the members of our board of directors and certain executives for services provided in all capacities to us and our subsidiaries for the year ended December 31, 2021.

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

Summary Compensation Table

Our “named executive officers” for the year ended December 31, 2021 were as follows: Mr. Schroeder, our chief executive officer, Dr. Gelone, our president and chief operating officer and Mr. Dolan, our chief financial officer. The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for the periods presented.

						Non-Equity
				Share	Option	Incentive Plan	All Other
				Awards	Awards	Compensation	Compensation
Name and principal position	Year	Salary($)	Bonus ($)(1)	($)(2)	($)(2)	($) (3)	($)(4)	Total ($)
Theodore Schroeder(5)	2021	594,170	—	307,850	—	302,993	32,287	1,237,300
Chief Executive Officer	2020	576,800	—	464,130	339,625	242,256	31,759	1,654,570

Steven Gelone	2021	500,947	225,000	611,349	—	191,590	14,138	1,543,024
President and Chief	2020	486,300	—	270,863	231,493	153,185	12,675	1,154,516
Operating Officer

Daniel Dolan(6)	2021	271,250	—	—	110,000	93,500	26,690	501,440
Chief Financial Officer

(1)	The amount reported in the “Bonus” column represents a $225,000 retention bonus awarded to Dr. Gelone in 2021, which shall be paid in March 2022.
(2)	The amounts reported in the “Share Awards” and “Option Awards” columns reflect the aggregate grant-date fair value of share-based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 10 to the consolidated financial statements regarding assumptions underlying the valuation of equity awards.
(3)	The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent awards to our named executive officers under our annual cash bonus program.
(4)	The compensation included in the “All Other Compensation” column consists of amounts we contributed to our 401(k) plan and medical insurance premiums paid by us on behalf of such individual.
(5)	Mr. Schroeder declined to accept his bonus payout for 2021.
(6)	Mr. Dolan commenced employment with us in March 2021.

Narrative Disclosure to Summary Compensation Table

Base Salary

In 2021, we paid annualized base salaries of $594,104 to Mr. Schroeder, $500,889 to Dr. Gelone and $330,000 to Mr. Dolan. In 2020, we paid annualized base salaries of $576,800 to Mr. Schroeder and $486,300 to Dr. Gelone.

In January 2022, our board of directors, following approval and recommendation from the compensation committee and consistent with the recommendations of the compensation committee’s independent compensation consultant, approved an increase to the base salaries of our named executive officers for 2022 as follows: $515,916 for Dr. Gelone and $363,000 for Mr. Dolan. Our board of directors also approved of an increase in base salary for Mr. Schroeder, who declined to accept an increase to his base salary. The board also approved the 2022 base salary for Mr. Naftzger, our general counsel and secretary, of $367,500, and Dr. Guico-Pabia, our chief medical officer, of $428,480, which was also consistent with the recommendation of the compensation committee’s independent consultant.

None of our named executive officers is currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Performance-Based Compensation

Our executive officers, which include the named executive officers, participate in our performance-based bonus program. All annual cash bonuses for our executives under the performance-based bonus program are tied to the achievement of strategic and operational corporate goals for the company, which are set by the compensation committee and approved by the board. There are no discretionary individual goals under the bonus program. The 2021 strategic and operational goals for Nabriva related to the following objectives:

●	commercialization of our products;
●	finance, specifically fundraising;
●	regulatory approvals;
●	business development; and
●	chemistry, manufacturing, and control (CMC).

Under their respective employment agreements, the annual target bonus for Mr. Schroeder is 60% of his current base salary, the annual target bonus for Dr. Gelone is 45% of his current base salary and the annual target bonus for each of Dr. Guico-Pabia, Mr. Naftzger and Mr. Dolan is 40% of their respective current base salaries.

At a meeting held in January 2022, our compensation committee reviewed the accomplishments of the named executive officers as measured against the aforementioned 2021 goals. The compensation committee reviewed whether each goal had been obtained and the weight such goals should be given in determining the bonus payout for 2021 performance. Based on its review, the compensation committee recommended a 85% payout of the target bonuses for 2021 for Mr. Schroeder, Dr. Gelone and Mr. Dolan. Mr. Schroeder declined to accept his bonus payout for 2021. Accordingly, the 2021 bonus payouts which were paid in February 2022, were $191,590 for Dr. Gelone and $93,500 for Mr. Dolan.

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

The following table sets forth the number of our ordinary shares issuable upon vesting of the share awards granted to our named executive officers in 2022:

	Option Award	RSU Award
Name	(#)	(#)
Theodore Schroeder	239,800	119,900
Steven Gelone	93,400	46,700
Daniel Dolan	83,200	41,600

On January 28, 2021, our board of directors granted share option awards, as well as restricted share share units, or RSUs, under the 2020 Share Incentive Plan to Mr. Schroeder, Dr. Gelone and Mr. Dolan, in each case, subject to shareholder approval of an amendment to increase the number of ordinary shares authorized for issuance under our 2020 Share Incentive Plan. The share option awards and RSUs vest over a four year period beginning on January 28, 2022, with 25% of the option vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. Twenty five percent (25%) of the RSUs vest annually over the four year vesting period. If shareholder approval of the amendment to the 2020 Share Incentive Plan is not obtained, the options will remain outstanding and will convert into cash-settled share appreciation rights. If shareholder approval of the amendment to the 2020 Share Incentive Plan is not obtained, each of the RSUs will represent the right to receive the economic equivalent of one ordinary share in cash on the applicable vesting date.

The following table sets forth the number of our ordinary shares issuable upon exercise or vesting of the share awards granted to our named executive officers in 2021:

	Option Award	RSU Award
Name	(#)	(#)
Theodore Schroeder	—	117,500
Steven Gelone	—	333,197
Daniel Dolan	100,000	—

On January 29, 2021, our board of directors granted RSUs under the 2020 Share Incentive Plan to Mr. Schroeder and Dr. Gelone. The RSUs vest over a four year period beginning on January 29, 2021. Twenty five percent (25%) of the RSUs vest annually over the four year vesting period. Mr. Dolan´s option to purchase 100,000 of our ordinary shares vests over four years, with 25% of the options vesting on March 31, 2022, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period. The option was awarded to Mr. Dolan in connection with the commencement of his employment.

As previously disclosed, our board of directors in 2020 awarded Dr. Gelone 23,250 options and 11,625 RSUs that were subject to performance conditions related to the commercial performance of the company and life cycle management of our product and product candidate portfolio. The vesting of these awards continues to be subject to the achievement of performance conditions, which, due to business disruption caused by the COVID-19 global pandemic, were extended and modified in March 2022.

Outstanding Equity Awards as of December 31, 2021

The following table sets forth information regarding outstanding stock options and RSUs held by our named executive officers as of December 31, 2021:

								Equity incentive
	Option Awards					Equity incentive		plan awards:
	Number of	Number of				plan awards:		Market or
	securities	securities				Number of		payout value of
	underlying	underlying				unearned shares,		unearned shares,
	unexercised	unexercised		Option		units or other		units or other
	options	options		exercise	Option	rights that have		rights that have
	(#)	(#)		price	expiration	not vested		not vested
Name	exercisable	unexercisable		($)	date	(#)		($)
Theodore Schroeder	72,603	12,397	(1)	35.30	07/25/2028	4,761	(12)	2,852
	31,339	11,641	(2)	19.00	01/31/2029	18,623	(13)	11,155
	24,348	44,402	(3)	13.50	02/06/2030	117,500	(14)	70,383
Steven Gelone	8,879	—	(4)	72.05	07/05/2025	3,084	(12)	1,847
	5,590	—	(5)	83.40	02/05/2026	8,396	(13)	5,029
	11,300	—	(6)	85.00	02/07/2027	42,500	(14)	25,458
	9,791	209	(7)	64.70	01/31/2028	11,625	(15)	6,963
	6,619	1,131	(8)	35.30	07/25/2028	290,697	(16)	174,128
	624	126	(9)	24.90	08/02/2028	—		—
	20,299	7,541	(2)	19.00	01/31/2029	—		—
	10,979	20,021	(3)	13.50	02/06/2030	—		—
	—	23,250	(10)	5.30	09/25/2030	—		—
Daniel Dolan	—	100,000	(11)	1.66	03/31/2031	—		—
(1)	Mr. Schroeder’s option to purchase 85,000 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(2)	Mr. Schroeder’s and Dr. Gelone’s option to purchase ordinary shares vests over four years, with 25% of the options vesting on January 31, 2020, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(3)	Mr. Schroeder’s and Dr. Gelone’s option to purchase ordinary shares vests over four years, with 25% of the options vesting on February 6, 2021, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(4)	Dr. Gelone’s option to purchase 8,879 of our ordinary shares vests over four years, with 25% of the options vesting on May 31, 2016, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(5)	Dr. Gelone’s option to purchase 5,590 of our ordinary shares vests over four years, with 25% of the options vesting on February 28, 2017, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(6)	Dr. Gelone’s option to purchase 11,300 of our ordinary shares vests over four years, with 25% of the options vesting on February 28, 2018, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(7)	Dr. Gelone’s option to purchase 10,000 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(8)	Dr. Gelone’s option to purchase 7,750 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(9)	Dr. Gelone’s option to purchase 750 of our ordinary shares vests over four years, with 25% of the options vesting on August 2, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(10)	Dr. Gelone’s option to purchase ordinary shares is subject to the commercial performance and life cycle management of the product and product candidate portfolio.
(11)	Mr. Dolan´s option to purchase 100,000 of our ordinary shares vests over four years, with 25% of the options vesting on March 31, 2022, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(12)	Mr. Schroeder’s and Dr. Gelone’s RSUs vest over four years, with 25% of the RSUs vesting on January 31, 2020, and the remaining 75% of the RSUs vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(13)	Mr. Schroeder’s and Dr. Gelone’s RSUs vest over four years, with 25% of the RSUs vesting on February 6, 2021, and the remaining 75% of the RSUs vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(14)	Mr. Schroeder’s and Dr. Gelone’s RSUs vest over four years, with 25% of the RSUs vesting on January 29, 2022 and 25% of the RSUs vesting annually over the remainder of the vesting period.
(15)	Dr. Gelone’s vesting of the RSUs is subject to the commercial performance and life cycle management of the product and product candidate portfolio.
(16)	Dr. Gelone’s RSUs vest over two years, with 100% of the RSUs vesting on April 28, 2023.

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

Agreements with Daniel Dolan, Chief Financial Officer, Steven Gelone, President, Chief Operating Officer and Director, Christine Guico-Pabia, Chief Medical Officer and Christopher Naftzger, General Counsel and Secretary

Mr. Dolan was appointed our chief financial officer effective as of March 12, 2021, and entered into an employment agreement dated and effective as of March 10, 2021, or the Dolan Employment Agreement. Dr. Gelone was appointed our chief development officer and entered into an employment agreement dated and effective as of December 1, 2014, which was amended and restated as of May 26, 2016 and further amended on restated on July 24, 2018. Dr. Gelone was subsequently appointed our chief scientific officer on June 30, 2017 and our president and chief operating officer on July 24, 2018. Dr. Gelone was appointed to our board on March 10, 2021. On March 10, 2021, we entered into an amended and restated employment agreement with Dr. Gelone, or the Gelone Employment Agreement. Dr. Guico-Pabia was appointed as our chief medical officer and entered into an employment agreement dated and effective as of October 1, 2021, or the Guico-Pabia Employment Agreement. Mr. Naftzger was appointed as our general counsel and secretary and entered into an employment agreement dated and effective as of September 1, 2021, or the Naftzger Employment Agreement. Each of the Dolan Employment Agreement, Gelone Employment Agreement, Guico-Pabia Employment Agreement and Naftzger Employment Agreement, or the Executive Employment Agreements, provides that such executive officer is an at will employee, and his employment with us can be terminated by the respective executive officer or us at any time and for any reason.

Pursuant to the Dolan Employment Agreement, Mr. Dolan receives an annual base salary of $330,000 and is eligible to receive an annual performance bonus targeted at 40% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Pursuant to the Gelone Employment Agreement, Dr. Gelone receives an annual base salary of $509,888 and is eligible to receive an annual performance bonus targeted at 45% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Pursuant to the Guico-Pabia Employment Agreement, Dr. Guico-Pabia receives an annual base salary of $416,000 and is eligible to receive an annual performance bonus targeted at 40% of her annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Pursuant to the Naftzger Employment Agreement, Mr. Naftzger receives an annual base salary of $350,000 and is eligible to receive an annual performance bonus targeted at 40% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Each of Mr. Dolan, Dr. Gelone, Dr. Guico-Pabia and Mr. Naftzger are also (1) eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and (2) entitled to participate in any and all benefit programs that we make available to our executive officers, for which he may be eligible, under the plan documents governing such programs.

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

Each Executive Employment Agreement and the employment of each of Mr. Dolan, Dr. Gelone, Dr. Guico-Pabia and Mr. Naftzger may be terminated in one of three ways: (1) upon the death or “disability” (as disability is defined in the applicable Executive Employment Agreement) of such executive officer; (2) at our election, with or without “cause” (as cause is defined in the applicable Executive Employment Agreement); and (3) at such executive officer’s election, with or without “good reason” (as good reason is defined in the applicable Executive Employment Agreement).

In the event of the termination of such executive officer’s employment by us without cause or by him for good reason prior to, or more than twelve months following, a “change in control” (as change in control is defined in the applicable Executive Employment Agreement), such executive officer will be entitled to his or her base salary that has accrued and to which he is entitled as of the termination date. In addition, subject to such executive officer’s execution and nonrevocation of a release of claims in our favor and his or her continued compliance with his or her proprietary rights, non-disclosure and developments agreement with us, such executive officer is entitled to (1) continued payment of such executive officer’s base salary, in accordance with our regular payroll procedures, for, in the case of Mr. Dolan, Dr. Guico-Pabia and Mr. Naftzger, a period of 12 months, and in the case of Dr. Gelone, a period of 15 months, (2) provided he or she is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees, who receive the same type of coverage, for, in the case of Mr. Dolan, Dr. Guico-Pabia and Mr. Naftzger, a period of up to 12 months and, in the case of Dr. Gelone, a period of 15 months, following the date of termination, (3) a lump sum payment equal to any earned but unpaid annual bonus for a previously completed calendar year and (4) a lump sum payment equal to a prorated annual bonus for the year in which such executive officer’s employment is terminated based on the number of days such executive officer provided services to us during the year in which such executive officer’s employment is terminated.

In the event of the termination of the executive officer’s employment by us without cause or by him or by her for good reason within twelve months following a change in control, subject (as described above with respect to certain payments) to such executive officer’s execution and nonrevocation of a release of claims in our favor and his or her continued compliance with his or her proprietary rights, non-disclosure and developments agreement with us, such executive officer will be entitled to the same payments and benefits as described in the preceding paragraph, except that, in lieu of a pro-rated annual bonus payment, such executive officer will be entitled to receive a lump sum payment equal to 100% of such executive officer’s target bonus for the year in which his or her employment is terminated, and such executive officer shall also be entitled to full vesting acceleration of his or her then-unvested equity awards, whether granted under the 2017 Share Incentive Plan, 2020 Share Incentive Plan or any successor equity incentive plan, such that his or her equity awards become fully exercisable and non-forfeitable as of the termination date, except as otherwise determined by the Board in the case of awards subject to performance conditions.

If such executive officer’s employment is terminated for any other reason, including as a result of his or her death or disability, for cause, or voluntarily by such executive officer without good reason, our obligations under the applicable Executive Employment Agreements cease immediately, and such executive officer is only entitled to his or her base salary that has accrued and to which he is entitled as of the termination date and, solely if such executive officer’s employment is terminated as a result of his or her death or disability and subject to his or her execution and nonrevocation of a release of claims in our favor and his or her continued compliance with his or her proprietary rights, non-disclosure and developments agreement with us, such executive officer or the estate of such executive officer, as applicable, is entitled to any earned but unpaid annual bonus from a previously completed calendar year.

As a condition to their employment, each of Mr. Dolan, Dr. Gelone, Dr. Guico-Pabia and Mr. Naftzger signed a proprietary rights, non‑disclosure and developments agreement.

Equity Incentive Plans

In this section, we describe our 2020 Share Incentive Plan, 2017 Share Incentive Plan and Stock Option Plan 2015. Prior to the redomiciliation to Ireland, or Redomiciliation, Nabriva Austria granted awards to eligible recipients under the Stock Option Plan 2015. In connection with the Redomiciliation, both plans were amended to take account of certain requirements under Irish law and assumed by us, with each option to acquire one Nabriva Austria common share becoming an option to acquire ten of our ordinary shares on the same terms and conditions. We currently make share awards to eligible recipients solely under our 2020 Share Incentive Plan.

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

As of January 31, 2022, under our 2020 Share Incentive Plan, there were options to purchase an aggregate of 418,730 of our ordinary shares at a weighted average exercise price of $4.72 per share, 734,938 restricted stock units outstanding with a weighted average grant date fair value of $2.10 per share, and 271,080 ordinary shares available for future issuance under the plan.

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

2017 Share Incentive Plan

The 2017 Share Incentive Plan permits the award of share options, share appreciation rights, or SARs, restricted shares, restricted share units or RSUs, and other share-based awards to our employees, officers, directors, consultants and advisers. With the approval of the 2020 Share Incentive Plan, there were no further shares available for issuance under the 2017 Plan. However, all outstanding awards under 2017 Plan will remain in effect and continue to be governed by the terms of the 2017 Plan. As of January 31, 2022, under our 2017 Share Incentive Plan, there were options to purchase an aggregate of 389,497 of our ordinary shares at a weighted average exercise price of $31.04 per share and 54,800 restricted stock units outstanding with a weighted average grant date fair value of $13.85 per share. Unless the context specifically indicates otherwise, references to our 2017 Share Incentive Plan in this Annual Report on Form 10-K refer to the 2017 Share Incentive Plan, as amended and adopted by us.

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

Stock Option Plan 2015

The Stock Option Plan 2015 provided for the grant of options to purchase our ordinary shares to our employees, including executive officers, and to directors. With the approval of the 2017 Share Incentive Plan, there were no further shares available for issuance under the Stock Option Plan 2015. However, all outstanding awards under Stock Option Plan 2015 will remain in effect and continue to be governed by the terms of the Stock Option Plan 2015. As of January 31, 2021, under our Stock Option Plan 2015, there were options to purchase an aggregate of 160,205 of our ordinary shares at a weighted average exercise price of $80.17 per share and no ordinary shares are available for issuance under the plan. Unless the context specifically indicates otherwise, references to our Stock Option Plan 2015 in this Annual Report on Form 10-K refer to the Stock Option Plan 2015, as amended and adopted by us.

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

401(k) Plan

We maintain a defined contribution employee retirement plan for our U.S.-based employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code, so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $19,500 for 2021. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2021 may be up to an additional $6,500 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures. We generally match 100.0% of the first 3.0% of the employee’s voluntary contribution to the 401(k) plan and 50.0% of the next 2.0% contributed by the employee. Our 401(k) matching policy was temporarily suspended during a portion of 2020.

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

DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation earned by the non-employee members of the board of directors for the year ended December 31, 2021.

	Fees Earned or
	Paid in Cash	Option Awards		Share Awards
Name	($)(1)	($)(2)		($)(2)		Total ($)
Daniel Burgess	89,509	24,185	(3)	18,900	(5)	132,594
Colin Broom	39,781	24,185	(3)	18,900	(5)	82,866
Lisa Dalton(6)	26,309	33,635	(4)	18,900	(5)	78,844
Charles Rowland, Jr.	60,396	24,185	(3)	18,900	(5)	103,481
Stephen Webster	68,917	24,185	(3)	18,900	(5)	112,002
Carrie Bourdow	49,364	24,185	(3)	18,900	(5)	92,449
Mark Corrigan(6)	27,370	33,635	(4)	18,900	(5)	79,905
George Talbot(7)	25,644	—		—		25,644
(1)	Fees earned consist of gross director retainer fees which were subject to income tax withholdings in Ireland.
(2)	The amounts reported in the “Option Awards” and “Share Awards” columns reflect the aggregate fair value of share-based compensation awarded during 2021 computed in accordance with the provisions of ASC Topic 718. See Note 10 to the consolidated financial statements regarding assumptions underlying the valuation of equity awards.
(3)	Represents the grant of an option to purchase 35,000 of our ordinary shares vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date.
(4)	Represents the grant of an option to purchase 35,000 of our ordinary shares vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date, as well as the grant of an option to purchase 10,500 shares vesting on a monthly pro-rata basis over three years of the vesting period.
(5)	Represents the grant of 17,500 RSUs vesting with respect to all of the shares on the last date of the month of the first anniversary of the grant date.
(6)	Lisa Dalton and Mark Corrigan joined as directors on June 2, 2021.
(7)	George Talbot resigned as a director on July 28, 2021.

Director Compensation Arrangements

Effective as of October 31, 2018, our board of directors adopted a non-employee director compensation policy, which provided for the following:

●	each new non-employee director receives an initial grant of an option to purchase 7,000 of our ordinary shares upon his or her initial election to the board of directors;
●	each non-employee director receives an annual grant of an option to purchase 3,500 of our ordinary shares on the date of our annual general meeting of shareholders;
●	each non-employee director receives an annual cash fee of $40,000;
●	the chairman of our board of directors receives an additional annual cash fee of $30,000;

●	each non-employee director who is a member of the audit committee receives an additional annual cash fee of $10,000 ($20,000 for the audit committee chair);
●	each non-employee director who is a member of the compensation committee receives an additional annual cash fee of $7,500 ($15,000 for the compensation committee chair); and
●	each non-employee director who is a member of the nominating and corporate governance committee receives an additional annual cash fee of $5,000 ($10,000 for the nominating and corporate governance committee chair).

On December 16, 2019, our board of directors approved an amendment to our non-employee director compensation policy. Effective as of December 16, 2019, the amendment increased the initial grant of an option to purchase our ordinary shares to new non-employee directors upon their initial election to the board of directors to 10,500 ordinary shares and increased the annual grant of an option to purchase our ordinary shares to 3,500 ordinary shares and 1,750 restricted stock units. Effective as of July 29, 2021, a subsequent amendment increased the initial grant of an option to purchase our ordinary shares to new non-employee directors upon their initial election to the board of directors to 105,000 ordinary shares and increased the annual grant of an option to purchase our ordinary shares to 35,00 ordinary shares and 17,500 restricted stock units.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of January 31, 2022 by:

●	each of our directors and director nominees;
●	each of our “named executive officers”;
●	all of our directors and executive officers as a group; and
●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our ordinary shares.

The percentages in the columns entitled “Percentage of Shares Beneficially Owned” are based on a total of 56,715,965 ordinary shares outstanding as of January 31, 2022.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ordinary shares. Our ordinary shares subject to options that are currently exercisable or exercisable within 60 days of January 31, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the ordinary shares beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Nabriva Therapeutics plc, 25-28 North Wall Quay, Dublin 1, Ireland.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
Directors and Named Executive Officers:
Daniel Burgess(1)	19,665	*	%
Stephen Webster(2)	15,713	*	%
Charles A. Rowland, Jr.(3)	20,793	*	%
Carrie Bourdow(4)	13,903	*	%
Colin Broom(5)	100,359	*	%
Lisa Dalton(6)	2,336	*	%
Mark Corrigan(6)	2,336	*	%
Steven Gelone(7)	107,069	*	%
Theodore Schroeder(8)	343,002	*	%
Daniel Dolan(9)	25,000	*	%
All current directors and executive officers as a group (12 individuals)(10)	657,176	1.16%
5% Shareholders:
Lincoln Park Capital Fund, LLC (11)	4,512,589	7.96%

*	Less than one percent.
(1)	Consists of (i) 4,225 ordinary shares and (ii) 15,440 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022.
(2)	Consists of (i) 1,773 ordinary shares and (ii) 13,940 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022.
(3)	Consists of (i) 6,273 ordinary shares and (ii) 14,520 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022.
(4)	Consists of (i) 973 ordinary shares and (ii) 12,930 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022.
(5)	Consists of (i) 22,094 ordinary shares directly owned by Dr. Broom and (ii) 78,265 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022.
(6)	Consists of 2,336 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022.
(7)	Consists of (i) 29,097 ordinary shares, (ii) 76,887 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022 and (iii) 1,085 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2022.

(8)	Consists of (i) 204,403 ordinary shares, (ii) 136,486 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022 and (iii) 2,113 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2022.
(9)	Consists of (i) 275,838 ordinary shares and (ii) 378,140 ordinary shares issuable upon exercise of stock options within 60 days of January 31, 2022 and (iii) 3,198 ordinary shares issuable upon the vesting of restricted stock units within 60 days of January 31, 2022.
(10)	Consists of 25,000 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2022.
(11)	Based solely upon a Schedule 13G filed on November 19, 2021, which sets forth beneficial ownership as of November 18, 2021. Consists of 4,512,589 ordinary shares held by Lincoln Park Capital Fund, LLC, or LPC Fund. Lincoln Park Capital, LLC, or LPC, is the Managing Member of LPC Fund. Rockledge Capital Corporation, or RCC, and Alex Noah Investors, Inc., or Alex Noah are the Managing Members of LPC. Josh Scheinfeld is the president and sole shareholder of RCC, as well as a principal of LPC. Jonathan Cope is the president and sole shareholder of Alex Noah, as well as a principal of LPC. As a result of the foregoing, each of LPC, RCC LPC, RCC, Mr. Scheinfeld, Alex Noah, and Mr. Cope (i) may be deemed to beneficially own and (ii) have shared voting and shared dispositive power over the 4,512,589 ordinary shares directly held by LPC Fund. Each of LPC, RCC, Mr. Scheinfeld, Alex Noah and Mr. Cope disclaims beneficial ownership of the ordinary shares directly held by LPC Fund, except to the extent of its or his pecuniary interest therein, if any. LPC Funds' address is 440 N. Wells Street, Suite 410, Chicago, Illinois 60654.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2021. As of December 31, 2021, we had four equity compensation plans: the 2020 Share Incentive Plan, the 2017 Share Incentive Plan, the Stock Option Plan 2015 and the 2018 Employee Share Purchase Plan, each of which were approved by our shareholders. In addition, from time to time, the compensation committee grants inducement equity awards to individuals as an inducement material to the individual’s entry into employment with us within the meaning of Nasdaq Listing Rules, including pursuant to our 2021 Inducement Share Incentive Plan, or the Inducement Plan, that was adopted by our board of directors without shareholder approval. We also previously made such inducement awards pursuant to our 2019 Inducement Share Incentive Plan.

Number of
securities
remaining
	Number of				available for future
	securities to be				issuance under
	issued upon		Weighted‑average		equity
	exercise		exercise price of		compensation plans
	of outstanding		outstanding		(excluding
	options, warrants		options, warrants		securities reflected
Plan category	and rights		and rights		in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,673,170	(1)	$27.07	(3)	290,218	(5)
Equity compensation plans not approved by security holders	465,045	(2)	7.91	(3)	128,120
Total	2,138,215		$20.46	(4)	418,338
(1)	Includes ordinary shares underlying awards outstanding under our 2020 Share Incentive Plan, 2017 Share Incentive Plan and our Stock Option Plan 2015.
(2)	Represents an option award and a performance-based restricted share unit award granted to Mr. Schroeder on July 25, 2018, as an inducement material to Mr. Schroeder’s acceptance of employment with the company in accordance with Nasdaq Listing Rule 5635(c)(4) and other inducement awards made in accordance with Nasdaq

Listing Rule 5635(c)(4) under our 2019 Inducement Share Incentive Plan and 2021 Inducement Share Incentive Plan.

(3)	Only share option awards were used in computing the weighted-average exercise price.
(4)	Only share option awards were used in computing the weighted-average exercise price.
(5)	Includes ordinary shares available for issuance under our 2020 Share Incentive Plan and 2018 Employee Share Purchase Plan.

2021 Inducement Share Incentive Plan

On December 9, 2020, our board of directors adopted without stockholder approval the 2021 Inducement Share Incentive Plan, or the 2021 Inducement Plan and, subject to the adjustment provisions of the 2021 Inducement Plan, reserved 200,000 oridnary shares for issuance purusant to equity awards granted under the 2021 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2021 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the company (or following such individuals’ bona fide period of non-employment with the company), as an inducement material to the individuals’ entry into employment with the company. In September 2021, our board of directors adopted an amendment to the 2021 Inducement Plan that increased the amount of shares reserved for issuance under the plan from 200,000 shares to 500,000 shares.

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

In April 2021, our board of directors undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board determined that each of our directors, with the exception of Colin Broom, Theodore Schroeder and Steven Gelone, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board considered the relationships that each such director has with us, including each of the transactions described below in “—Board Policies—Related Person Transactions—Certain Relationships and Related Transactions”, and all other facts and circumstances that our board deemed relevant in make such independence determination. Mr. Schroeder is not an independent director because he is our chief executive officer, and Dr. Broom is not an independent director because he was employed as our chief executive officer during the past three years. In addition, Dr. Gelone is not an independent director because he is our president and chief operating officer.

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

Certain Relationships and Related Transactions

Since January 1, 2020, we have engaged in the following transactions with our executive officers, directors and holders of more than 5% of our voting securities, and affiliates of our executive officers, directors and 5% shareholders. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties:

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

Consulting Agreement with Jennifer Schranz

On May 3, 2021, we entered into a two-year consulting agreement with Jennifer Schranz, our former chief medical officer. Pursuant to the consulting agreement, Dr. Schranz has agreed to provide expert scientific advisory services to us in connection with the advancement of our pipeline programs and product candidates in consideration for our agreement to forego the repayment of any and all amounts owed by Dr. Schranz to us pursuant her retention agreement following her resignation from the company on March 19, 2021. In addition, Dr. Schranz received an award of 7,000 RSUs as of the date of the consulting agreement, which vests as to 50% of the shares underlying the RSUs on each annual anniversary of the consulting agreement over two years.

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

	Year Ended
	December 31,
(in thousands)	2021	2020
Audit Fees(1)	$813	$724
Tax Fees(2)	9	9
All Other Fees	—	—
Total	$822	$733
(1)	This category includes fees related to services associated with our at-the-market facility and December 2020 public offering.

(2)	This category includes fees related to services rendered on tax compliance, tax advice and tax planning.

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

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger dated as of July 23, 2018, by and among Nabriva Therapeutics plc, Zuperbug Merger Sub I, Inc., Zuperbug Merger Sub II, Inc., Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as Stockholder Representative	8-K	001-37558	07/25/2018	2.1
3.1	Amended and Restated Memorandum and Articles of Association of Nabriva Therapeutics plc	10-Q	001-37558	8/5/2021	3.1
4.1	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-37558	03/11/2021	4.1
4.2	Form of December 2019 Warrant	8-K	001-37558	12/20/2019	4.1
4.3	Form of May 2020 Warrant	8-K	001-37558	06/01/2020	4.1
4.4	Form of March 2021 Warrant	8-K	001-37558	03/01/2021	4.1
4.5	Registration Rights Agreement dated September 24, 2021 between Nabriva Therapeutics plc and Lincoln Park Capital Fund, LLC	8-K	001-37558	09/27/2021	4.1
10.1	Form of Indemnification Agreement	8-K	001-38132	06/26/2017	10.1
10.2#	2017 Share Incentive Plan, as Amended	10-Q	001-37558	11/09/2017	10.2
10.3#	Stock Option Plan 2007, as Amended	8-K	001-38132	06/26/2017	10.2
10.4#	Stock Option Plan 2015, as Amended	8-K	001-38132	6/26/2017	10.3
10.5	Lease Agreement, dated March 16, 2007, by and between Nabriva Therapeutics AG and CONTRA Liegenschaftsverwaltung GmbH	F-1	333-205073	06/18/15	10.4
10.6#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan (Share Withholding)	10-K	001-37558	03/12/2019	10.10
10.7#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan (Automatic Sale)	8-K	001-37558	02/02/2018	10.1
10.8#	Form of Share Option Agreement under the 2017 Share Incentive Plan	8-K	001-37558	02/02/2018	10.2
10.9**	Manufacturing Services Agreement, dated May 8, 2017, by and between Patheon UK Limited and Nabriva Therapeutics AG	10-K	03/16/2018	03/16/2018	10.16

10.10**	Master Agreement for the Manufacture, Packaging and Supply of Products, dated August 7, 2017, by and between ALMAC Pharma Services Limited and Nabriva Therapeutics Ireland DAC	10-K	03/16/2018	03/16/2018	10.17
10.11**	Key Intermediate Supply Agreement, dated of August 28, 2017 by and among Nabriva Therapeutics Ireland DAC, and SEL Biochem Xinjiang Co., Ltd, and Fountain International Development Holding Limited	10-K	03/16/2018	03/16/2018	10.18
10.12**	License Agreement, dated March 26, 2018, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.	10-Q	001-37558	05/08/2018	10.2
10.13	Transition, Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 23, 2018	8-K	001-37558	07/25/2018	10.1
10.14#	Amended and Restated Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Theodore Schroeder, dated as of March 10, 2021	10-K	001-37558	03/11/2021	10.18
10.15	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 24, 2018 (included as Attachment A to Exhibit 10.1)	8-K	001-37558	07/25/2018	10.1
10.16	Form of Inducement Option Award Agreement.	S-8	333-226330	07/25/2018	99.2
10.17	Form of Inducement Performance-Based Share Award Agreement.	S-8	333-226330	07/25/2018	99.3
10.18	Stock Purchase Agreement by and among SG Pharmaceuticals, Inc., the Sellers named on Annex A, and Julia Feliciano, as Sellers’ Representative, dated as of May 5, 2015	10-Q	001-37558	11/06/2018	10.4
10.19**	License Agreement by and between ICPD Holdings, LLC and Evelyn J. Ellis-Grosse and Zavante Therapeutics, Inc., dated as of March 1, 2014	10-Q	001-37558	11/06/2018	10.5
10.20**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Ercros, S.A., dated as of July 28, 2016	10-Q	001-37558	11/06/2018	10.7

10.21**	Amended and Restated Three-Way Agreement by and between Laboratorios ERN, S.A, Ercros, S.A., and Zavante Therapeutics, Inc., dated as of July 28, 2016	10-Q	001-37558	11/06/2018	10.8
10.22**	Amended and Restated Pharmaceutical Manufacturing and Exclusive Supply Agreement by and between Laboratorios ERN, S.A. and Zavante Therapeutics, Inc. dated as of July 28, 2016, as amended	10-Q	001-37558	11/06/2018	10.9
10.23**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Fisiopharma, S.r.l., dated as of April 25, 2017	10-Q	001-37558	11/06/2018	10.10
10.24**	Commercial Packaging Agreement by and between Zavante Therapeutics, Inc. and AndersonBrecon Inc., d/b/a PCI of Illinois, dated as of December 26, 2017	10-Q	001-37558	11/06/2018	10.11
10.25**	Packaging and Supply Agreement by and between Sharp Corporation and Nabriva Therapeutics US, Inc., dated as of August 30, 2018	10-Q	001-37558	11/06/2018	10.12
10.26#	Third Amended and Restated Employment Agreement by and between Nabriva Therapeutics US, Inc. and Steven Gelone, dated as of March 10, 2021	10-K	001-37558	03/11/2021	10.31
10.27#	2018 Employee Share Purchase Plan	DEF 14A	001-37558	06/19/2018	99.1
10.28**	Loan and Security Agreement, dated as of December 20, 2018, by and among Nabriva Therapeutics plc, Nabriva Therapeutics Ireland DAC, certain other subsidiaries of Nabriva Therapeutics plc from time to time party thereto, any bank and other financial institution or entity from time to time party thereto and Hercules Capital, Inc, as administrativeagent and collateral agent.	10-K	001-37558	3/12/2019	10.35
10.29**	Agreement for the Commercial Supply of Products by and between Arran Chemical Company Limited and Nabriva Therapeutics Ireland DAC, dated as of November 12, 2018	10-K	001-37558	3/12/2019	10.37
10.30**	Active Pharmaceutical Ingredient Supply Agreement by and between Nabriva Therapeutics Ireland DAC and Hovione Limited, dated as of November 23, 2018.	10-K	001-37558	3/12/2019	10.38

10.31	2019 Inducement Share Incentive Plan	S-8	333-230216	3/12/2019	99.1
10.32	First Amendment to Loan and Security Agreement, dated as of September 26, 2019, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-Q	001-37558	11/12/2019	10.1
10.33	Second Amendment to Loan and Security Agreement, dated as of January 8, 2020, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-K	001-37558	03/12/2020	10.40
10.34	Third Amendment to Loan and Security Agreement, dated as of March 11, 2020, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-K	001-37558	03/12/2020	10.41
10.35#	Form of Share Option / Cash Settled Share Appreciation Right Agreement under the 2020 Share Incentive Plan	10-K	001-37558	03/12/2020	10.43
10.36#	2020 Share Incentive Plan, as amended	8-K	001-37558	07/29/2020	99.1
10.37	Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.	10-Q	001-37558	08/6/2020	10.2
10.38	Sublease Agreement, dated as of February 8, 2021, by and between Professional Payroll Solutions, LLC and Nabriva Therapeutics US, Inc.	8-K	001-37558	02/12/2021	10.1
10.39#	2021 Inducement Share Incentive Plan, as amended	S-1	333-260146	10/08/2021	10.43
10.40#	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Daniel Dolan, dated as of March 10, 2021	10-K	001-37558	03/11/2021	10.47

10.41***	First Amendment to License Agreement, dated October 29, 2021, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.	10-K	001-37558	03/11/2021	10.48
10.42	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Sender Consulting LLC, dated as of March 9, 2021.	10-K	001-37558	03/11/2021	10.49
10.43#	Employment Agreement dated August 24, 2021 by and between Nabriva Therapeutics US, Inc. and J. Christopher Naftzger	10-Q	001-37558	11/09/2021	10.1
10.44#	Employment Agreement dated August 23, 2021 by and between Nabriva Therapeutics US, Inc. and Christine Guico-Pabia	10-Q	001-37558	11/09/2021	10.2
10.45	Purchase Agreement dated September 24, 2021 between Nabriva Therapeutics plc and Lincoln Park Capital Fund, LLC	8-K	001-37558	9/24/2021	10.1
10.46	Fourth Amendment to Loan and Security Agreement, dated as of June 2, 2021, by and among Nabriva Therapeutics Public Limited Company, Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., and Hercules Capital, Inc.	10-Q	001-37558	08/05/2021	10.1
10.47	Assignment, Assumption and Novation agreement, by and among Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Roivant Sciences Ltd., Roivant China Holdings Ltd., Sinovant Sciences HK Limited, Sinovant Sciences Co., Ltd., Sumitomo Dainippon Pharma Co., Ltd. and Sumitomo Pharmaceuticals (Suzhou) Co., Ltd.	10-Q	001-37558	08/05/2021	10.2
10.48	First Amendment to Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.	10-Q	001-37558	08/05/2021	10.3

10.49	Second Amendment to Sales Promotion and Distribution Agreement, dated as of April 12, 2021, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.	10-Q	001-37558	08/05/2021	10.4
10.50	First Amendment to API Supply Agreement, dated August 4, 2021, by and between Nabriva Therapeutics Ireland Designated Activity Company and Hovione Limited	10-Q	001-37558	08/05/2021	10.5
10.51	Consulting Agreement, dated May 3, 2021, by and between Nabriva Therapeutics US, Inc. and Jennifer Schranz	10-Q	001-37558	05/06/2021	10.1
10.52	Open Market Sale AgreementSM, dated May 6, 2021, by and between Nabriva Therapeutics plc and Jefferies LLC	10-Q	001-37558	05/06/2021	10.2
10.53	Form of Share Option Agreement under the 2020 Share Incentive Plan, as amended	10-Q	001-37558	05/06/2021	10.3
10.54	Form of Restricted Share Unit Agreement under the 2020 Share Incentive Plan, as amended (Share Withholding)	10-Q	001-37558	05/06/2021	10.4
10.55	Form of Restricted Share Unit Agreement under the 2020 Share Incentive Plan, as amended (Automatic Sale)	10-Q	0001-37558	05/06/2021	10.5
10.56	Form of Share Option Agreement under the 2021 Inducement Share Incentive Plan	10-Q	001-37558	05/06/2021	10.6
10.57#	Form of Contingent RSU Award Agreement under the 2020 Share Incentive Plan, as amended					X
10.58***	Side Agreement to Manufacturing Services Agreement, dated November 19, 2021, by and among Nabriva Therapeutics Ireland DAC and Patheon UK Ltd.					X
21.1	Subsidiaries of Nabriva Therapeutics plc					X
23.1	Consent of KPMG LLP					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

***	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS PLC
Date: March 29, 2022

	By:	/s/ THEODORE SCHROEDER Theodore Schroeder Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THEODORE SCHROEDER	Director, Chief Executive Officer (Principal	March 29, 2022
Theodore Schroeder	Executive Officer)

/s/ DANIEL DOLAN	Chief Financial Officer (Principal Financial and	March 29, 2022
Daniel Dolan	Accounting Officer)

/s/ DANIEL BURGESS	Chairman of the Board	March 29, 2022
Daniel Burgess

/s/ COLIN BROOM	Director	March 29, 2022
Colin Broom

/s/ CARRIE BOURDOW	Director	March 29, 2022
Carrie Bourdow

/s/ LISA DALTON	Director	March 29, 2022
Lisa Dalton

/s/ CHARLES A. ROWLAND JR.	Director	March 29, 2022
Charles A. Rowland Jr.

/s/ STEPHEN WEBSTER	Director	March 29, 2022
Stephen Webster

/s/ STEVEN GELONE	Director, President and Chief Operating Officer	March 29, 2022
Steven Gelone

/s/ MARK CORRIGAN	Director	March 29, 2022
Mark Corrigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Nabriva Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nabriva Therapeutics plc and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the net realizable value of XENLETA inventory and potential loss on firm purchase commitments

As discussed in Notes 2 and 15 to the consolidated financial statements, the Company had XENLETA inventory with a carrying value of $10.7 million and had firm purchase commitments of $54.0 million for XENLETA active pharmaceutical ingredient (API) as of December 31, 2021. Inventory is stated at the lower of cost or net realizable value, and valued on a first-in, first-out basis. The Company reviews inventories for realization and records a provision for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value and accrues potential losses on firm purchase commitments.

We identified the evaluation of the net realizable value of excess or obsolete XENLETA inventory and potential loss on firm purchase commitments of XENLETA API as a critical audit matter. A high degree of auditor judgment was required to evaluate XENLETA forecasted sales and the resulting inventory consumption prior to inventory expiration dates and in comparison to firm purchase commitments of XENLETA API.

The following are the primary procedures we performed to address this critical audit matter. To evaluate the XENLENTA forecasted sales, we inquired of operational personnel of the Company and compared them to analyst reports. To evaluate inventory consumption prior to inventory expiration dates and the potential loss on firm purchase commitments of XENLETA API, we compared the forecasted sales quantities to inventory expiration date by manufacturing lot and to firm purchase commitments of XENLETA API. We also performed a sensitivity analysis of XENLENTA forecasted sales used in the Company’s analysis.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

March 29, 2022

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets

	As of	As of
(in thousands, except share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$47,659	$41,359
Restricted cash	175	231
Short-term investments	16	16
Accounts receivable, net and other receivables	12,751	3,909
Inventory	14,509	5,823
Prepaid expenses	5,155	5,880
Total current assets	80,265	57,218
Property, plant and equipment, net	233	768
Intangible assets, net	31	80
Other non-current assets	380	370
Total assets	$80,909	$58,436
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$3,765	$2,041
Accounts payable	4,372	2,889
Accrued expense and other current liabilities	13,829	12,844
Deferred revenue	374	750
Total current liabilities	22,340	18,524
Non-current liabilities:
Long-term debt	4,265	5,686
Other non-current liabilities	954	1,091
Total non-current liabilities	5,219	6,777
Total liabilities	27,559	25,301
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, nominal value $0.01, 100,000,000 ordinary shares authorized at December 31, 2021; 56,715,306 and 21,078,781 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	567	211
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at December 31, 2021; None issued and outstanding	—	—
Additional paid in capital	648,432	579,123
Accumulated other comprehensive income	27	27
Accumulated deficit	(595,676)	(546,226)
Total stockholders’ equity	53,350	33,135
Total liabilities and stockholders’ equity	$80,909	$58,436

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Revenues:
Product revenue, net	$23,386	$108	$1,538
Collaboration revenue	3,830	2,756	6,210
Research premium and grant revenue	1,679	2,163	1,733
Total revenue	28,895	5,027	9,481
Operating expenses:
Cost of revenues	(13,148)	(766)	(70)
Research and development expenses	(12,630)	(15,102)	(26,415)
Selling, general and administrative expenses	(51,645)	(55,285)	(62,485)
Total operating expenses	(77,423)	(71,153)	(88,970)
Loss from operations	(48,528)	(66,126)	(79,489)
Other income (expense):
Other income (expense), net	469	1,187	215
Interest income (expense), net	(901)	(1,649)	(3,389)
Loss on extinguishment of debt	—	(2,757)	—
Loss before income taxes	(48,960)	(69,345)	(82,663)
Income tax expense	(490)	(139)	(101)
Net loss	$(49,450)	$(69,484)	$(82,764)

Loss per share
Basic and diluted ($ per share)	$(1.14)	$(5.41)	$(11.15)
Weighted average number of shares:
Basic and diluted	43,349,461	12,845,089	7,419,948

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders'
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2019	6,702	$67	$462,514	$27	$(393,978)	$68,630
Issuance of ordinary shares and warrants	2,584	26	48,056	—	—	48,082
Equity transaction costs	—	—	(2,794)	—	—	(2,794)
Stock-based compensation expense	—	—	9,748	—	—	9,748
Shares issued in connection with the vesting of restricted stock units	66	1	(1)	—	—	—
Shares issued in connection with the employee stock purchase plan	21	—	372		—	372
Shares issued in connection with the acquisition of Zavante Therapeutics, Inc.	82	1	(1)		—	—
Net loss	—	—	—	—	(82,764)	(82,764)
December 31, 2019	9,455	95	517,894	27	(476,742)	41,274
Issuance of ordinary shares	11,571	116	60,944	—	—	61,060
Shares issued in connection with the employee stock purchase plan	9	—	43	—	—	43
Shares issued in connection with the vesting of restricted stock units	44	—	—	—	—	—
Equity transaction costs	—	—	(4,977)	—	—	(4,977)
Stock-based compensation expense	—	—	5,219	—	—	5,219
Net loss	—	—	—	—	(69,484)	(69,484)
December 31, 2020	21,079	211	579,123	27	(546,226)	33,135
Issuance of ordinary shares	34,922	348	69,790	—	—	70,138
Shares issued in connection with the vesting of restricted stock units	82	2	—	—	—	2
Equity transaction costs	632	6	(3,772)	—	—	(3,766)
Stock-based compensation expense	—	—	3,291	—	—	3,291
Net loss	—	—	—	—	(49,450)	(49,450)
December 31, 2021	56,715	$567	$648,432	$27	$(595,676)	$53,350

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(49,450)	$(69,484)	$(82,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income/expense, net	424	50	(40)
Non-cash interest income	—	—	22
Non-cash interest expense	404	636	519
Loss on extinguishment of debt	—	2,757	—
Depreciation and amortization expense	356	417	396
Decrease in right-of-use assets	281	403	374
Stock-based compensation	3,291	5,219	9,748
Other, net	(6)	62	48
Changes in operating assets and liabilities:
(Increase)/decrease in other non-current assets	(10)	8	50
(Increase)/decrease in accounts receivable, net and other receivables and prepaid expenses	(8,117)	(5,887)	2,582
Increase in inventory	(8,686)	(5,141)	(682)
Increase/(decrease) in accounts payable	1,581	(1,813)	1,310
Increase/(decrease) in accrued expenses and other liabilities	946	714	(3,209)
Increase/(decrease) in deferred revenue	(376)	750	—
Decrease in other non-current liabilities	(189)	(2)	(172)
Decrease in income tax liabilities	(6)	(20)	(74)
Net cash used in operating activities	(59,557)	(71,331)	(71,892)
Cash flows from investing activities
Purchases of plant and equipment and intangible assets	(25)	(113)	(61)
Other	(56)	(161)	392
Net cash (used in) provided by investing activities	(81)	(274)	331
Cash flows from financing activities
Proceeds from exercise of warrants	—	665	—
Proceeds from issuance of ordinary shares and warrants	27,911	53,460	20,138
Proceeds from at-the-market facility	42,280	7,520	27,945
Proceeds from long-term debt, net of issuance costs	—	—	9,980
Proceeds from employee stock purchase plan	—	43	372
Repayments of long-term borrowings	—	(30,000)	—
Equity transaction costs	(3,825)	(4,764)	(2,360)
Net cash provided by financing activities	66,366	26,924	56,075

Effects of exchange rate changes on the balance of cash held in foreign currencies	(484)	(140)	(106)
Net increase/(decrease) in cash, cash equivalents and restricted cash	6,244	(44,821)	(15,592)
Cash, cash equivalents, and restricted cash at beginning of year	41,590	86,411	102,003
Cash, cash equivalents and restricted cash at end of year	$47,834	41,590	$86,411
Supplemental disclosure of cash flow information:
Interest paid	497	1,396	2,560
Taxes paid	513	4	11
Equity transaction costs included in accounts payable and accrued expenses	712	765	552

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements

(in thousands, except per share data)

1.  Organization and Business Activities

Nabriva Therapeutics plc, or Nabriva Ireland, together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH, or Nabriva Austria, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., or Zavante, and Nabriva Therapeutics Ireland DAC, collectively, Nabriva, or the Company, is a biopharmaceutical company engaged in the commercialization and development of novel anti-infective agents to treat serious infections. The Company’s headquarters are located at 25-28 North Wall Quay, Dublin, Ireland.

In September 2021, Sumitomo Pharmaceuticals (Suzhou) and the Company announced the approval received by Sumitomo Pharmaceuticals (Suzhou) to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan.

In September 2020, the Centers for Medicare & Medicaid Services, or CMS, granted a new technology add-on payment, or NTAP, for XENLETA® (lefamulin) for injection, when administered in the hospital inpatient setting. Both the intravenous, or IV and oral formulations of XENLETA were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the U.S. Food and Drug Administration, or FDA. NTAP was also granted for CONTEPO™ (fosfomycin for injection, previously referred to as ZTI-01 and ZOLYD), making it the first QIDP antibiotic to be granted conditional NTAP approval prior to receiving FDA approval. CONTEPO was granted QIDP and Fast Track Designation by the FDA for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis.

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

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of December 31, 2021, the Company had cash and cash equivalents, restricted cash and short-term investments of $47.9 million.

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements — Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

The Company expects to continue to invest in critical commercial and medical affairs activities, its commitments per the agreement with Merck & Co., Inc., as well as investing in its supply chain for the commercialization of SIVEXTRO, XENLETA and the potential launch of CONTEPO, if approved. The Company expects to seek additional funding in future periods to support these activities. While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

In April 2020, the Company announced a restructuring of its hospital-based commercial sales force and transition to a community-based sales effort. The restructuring reduced costs to align with the capabilities of the Company’s sales effort with its strategic re-focus on making sales of XENLETA to community health care professionals. The termination of the sales force was timed, in part, to coincide with operational changes that were implemented by the Company in response to the outbreak of the novel coronavirus, SARS-CoV-2, causing the disease referred to as “COVID-19”. In response to the COVID-19 pandemic, the Company closed its administrative offices and shifted to a remote working business model. The Company implemented a hybrid-remote-working policy for all of its employees, all of which have had, and we believe will continue to have, an impact on our consolidated results of operations, financial position and cash flows. The commercial and medical organizations suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The Company has secured a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, to replace its hospital-based sale force and began a small and focused sales effort for SIVEXTRO and XENLETA in September 2020. The Company expanded this effort to 60 sales representatives and may expand it further. The Company also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021.

The Company’s expenses will increase if it suffers any regulatory delays or is required to conduct additional clinical trials to satisfy regulatory requirements. The Company has incurred and expects to continue to incur significant commercialization expenses related to its commitments per the agreement with Merck & Co., Inc., product sales, marketing, distribution and manufacturing for SIVEXTRO, XENLETA and CONTEPO, if approved. It is also uncertain when, if ever, the Company will generate sufficient revenues from product sales to achieve profitability.

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

In May 2021, the Company entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of December 31, 2021, the Company has issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2022 and through the date of this filing, the Company has issued and sold an aggregate of 1,338,282 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $595,000 and net proceeds of $580,000, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $19.0 million under the New Sale Agreement.

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of its ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of its ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of its ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of December 31, 2021, the Company has issued and sold an aggregate of 2,400,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $2.4 million. From January 1, 2022 and through the date of this filing, the Company has issued and sold an aggregate of 3,600,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $1.6 million. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $19.0 million under the Purchase Agreement.

Based on its current operating plans, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments as of the date of this filing will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements well into the fourth quarter of 2022. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and would record provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. As of December 31, 2021, the Company had a $1.0 million non-cash reserve for excess and obsolete inventory due to timing of expiring inventory.

The components of our inventory at December 31, 2021 and 2020 are as follows:

	As of	As of
	December 31,	December 31,
(in thousands)	2021	2020
XENLETA raw materials	$1,528	$952
XENLETA work in process	9,142	4,608
XENLETA finished goods	18	263
Total XENLETA	10,688	5,823
SIVEXTRO finished goods	3,821	—
Total inventory	$14,509	$5,823

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

Net Product Revenue

In September 2019, the Company launched XENLETA and in April 2021 the Company began exclusive distribution of SIVEXTRO in the United States and certain of its territories. The Company sells its products principally to a limited number of specialty distributors and wholesalers. The Company recognizes revenue once it has transferred physical possession of the goods and the customer obtains legal title to the product. Payment terms between Nabriva and its customers are generally approximately 60 days from the invoice date. In addition to distribution agreements with customers, the Company enters into arrangements with health care providers and payers that provide for government mandated and/or privately negotiated rebates, chargebacks and discounts with respect to the purchase of its product.

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

In determining the amounts of certain allowances and accruals, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates prescription demand from retail pharmacies, specialty pharmacies, hospital demand, buying patterns by hospitals, hospital systems and/or group purchasing organizations and the levels of inventory held by distributors and customers. The Company also analyzes third party end usage product consumption patterns to gauge demand for its products. Making these determinations involves analyzing third party industry data to determine whether trends in historical channel distribution patterns will predict future product sales. The Company receives data periodically from its customers on inventory levels and historical channel sales mix, and the Company considers this data when determining the amount of the allowances and accruals for variable consideration.

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

Product returns – Generally, the Company’s customers have the right to return products during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Since the Company has a limited history of SIVEXTRO and XENLETA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time (i.e., two to three years), the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns. The Company’s XENLETA product has a forty-eight month shelf life and SIVEXTRO has a thirty-six month shelf life.

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

Chargebacks and rebates – Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, public health service institutions, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from our wholesalers or specialty distributors. Contracted customers generally purchase the product at a discounted price. The Company provides a credit to its wholesaler or specialty distributor customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price. The calculation of the accrual for chargebacks and rebates is based on estimates of claims and their associated cost that the Company expects to receive associated with product sales that have been recognized as revenue but remain in the distribution channel as inventory at the end of each reporting period.

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

Commercial payer and other rebates – The Company contracts with certain private payer organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of SIVEXTRO and XENLETA and contracted formulary status. The Company estimates these rebates and records reserves for such estimates in the same period the related revenue is recognized. Currently, the reserve for customer payer rebates considers future utilization based on third party studies of payer prescription data; the utilization is applied to product that remains in the distribution and retail pharmacy channel inventories at the end of each reporting period. The calculation of the accrual for commercial payer and other rebates is based on estimates of claims and their associated cost that the Company expects to receive associated with product sales that have been recognized as revenue but remain in the distribution channel as inventory at the end of each reporting period.

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

Cost of Revenues

Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for XENLETA were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. For the years ended December 31, 2021 and 2020, cost of revenues include a $0.3 million and $0.7 million non-cash reserve adjustment for excess and obsolete inventory due to timing of expiry dating of inventory.

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

Leases

The Company follows ASC Topic 842, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors.

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use, or ROU, assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease term. ROU assets are included in property, plant and equipment, and operating lease liabilities are included in accrued expenses on the Company’s consolidated balance sheet. The Company has elected not to recognize ROU assets or lease liabilities for short-term leases. Since none of the Company’s lease agreements provide an implicit rate, the Company estimates an incremental borrowing rate over the lease term in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the year ended December 31, 2021, nor are there any recently issued accounting pronouncements that are expected to have a material impact on the Company´s consolidated financial statements in future periods.

Click or tap here to enter text.

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
December 31, 2021
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short-term investments:
Term deposits	16	—	—	16
Total assets	$8,066	$—	$—	$8,066

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short-term investments:
Term deposits	16	—	—	16
Total assets	$8,066	$—	$—	$8,066

There were no transfers between Level 1 and 2 in the years ended December 31, 2021 and 2020. There were no changes in valuation techniques during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company did not hold any financial instruments as liabilities that were held at fair value. The Company believes that the carrying value of its long-term debt approximates fair value based on current interest rates. Receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

4.  Accounts Receivable, net and Other Receivables

Accounts receivable, net and other receivables include the following:

	As of December 31
(in thousands)	2021	2020
Receivables from customers, net	$8,778	$56
Receivables from collaborative arrangments	2,193	2,426
Research premium	1,237	1,308
Other receivables	543	119
Total accounts receivable, net and other receivables	$12,751	$3,909

The following table summarizes balances and activity of product revenue allowances and reserves:

	As of December 31,
	2021	2020
Receivables from customers, gross	$10,149	$75
Less: fee for service	(924)	—
Less: chargeback reserve	(249)	(17)
Less: cash discount	(198)	(2)
Receivables from customers, net	$8,778	$56

5.  Property, Plant and Equipment

Property, plant and equipment was comprised of the following:

	As of December 31
(in thousands)	2021	2020
IT equipment	$1,083	$1,077
Laboratory equipment	3,404	3,392
ROU asset	—	226
Other equipment	101	204
	4,588	4,899
Less: Accumulated depreciation	(4,355)	(4,131)
Property, plant and equipment, net	$233	$768

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	As of December 31,
(in thousands)	2021	2020
Research and development related costs	$789	$1,055
Payroll and related costs	5,085	4,049
Accounting, tax and audit services	736	470
Manufacturing and inventory	592	4,779
Product returns	2,282	349
Government rebates	1,751	135
Other accrued gross to net	1,090	178
Other	1,504	1,829
Total other current liabilities	$13,829	$12,844

Product return activity during the years ended December 31, 2021 and 2020 was as follows:

	2021	2020
Balance at January 1	$349	$33
Provision recorded during the period	2,043	431
Credits issued during the period	(110)	(115)
Balance at December 31	$2,282	$349

7.  Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc., or Hercules, pursuant to which a term loan of up to an aggregate principal amount of $75.0 million was available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $5.0 million became available upon the approval by the FDA of the NDA for XENLETA, which was drawn down. The other tranches are no longer available as their contingencies were not achieved. The Company may request a term loan advance of $5.0 million, or the Tranche Advance, through the Amortization Date discussed below subject to Hercules’s sole discretion.

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

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted Hercules a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; and add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. The Company was in compliance with all of its Loan Agreement covenants at December 31, 2021.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Third Amendment, the

Company recognized a non-cash $2.7 million loss on the extinguishment of debt during the three months ended March 31, 2020 which represented the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at December 31, 2021 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as December 31, 2021 and 2020 consisted of the following:

	As of December 31,
(in thousands)	2021	2020
Term loan payable	$5,000	$5,000
End of term fee	2,331	2,048
Unamortized debt issuance costs	(145)	(206)
Carrying value of term loan	7,186	6,842
Other long-term debt	844	885
Less: Amounts due within one year	(3,765)	(2,041)
Total long-term debt	$4,265	$5,686

As of December 31, 2021, the maturities of our long-term debt were as follows:

(in thousands)
2022	$3,765
2023	$4,811

8.  Stockholders’ Equity

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of December 31, 2021, the Company has issued and sold an aggregate of 2,400,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $2.4 million. From January 1, 2022 and through the date of this filing, the Company has issued and sold an aggregate of 3,600,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $1.6 million. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $19.0 million under the Purchase Agreement.

In May 2021, the Company entered into an Open Market Sale AgreementSM, or the New Sale Agreement, with Jefferies, as agent, pursuant to which the Company may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the New Sale Agreement, the Company´s existing Jefferies ATM Agreement entered into in June 2019 was terminated. The Company did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, the Company has sold an aggregate of 5,925,699 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to the Company of $31.9 million, after deducting commissions and offering expenses payable by the Compamy. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement. As of December 31, 2021, the Company has issued and sold an aggregate of 18,232,689 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $30.5 million and net proceeds of $29.3 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2022 and through the date of this filing, the Company has issued and sold an aggregate of 1,338,282 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $595,000 and net proceeds of $580,000, after deducting commissions to Jefferies and other offering expenses.

In March 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company issued and sold in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to the Company from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, is exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance. As of December 31, 2021, there were 5,180,505 warrants outstanding from the offering at an exercise price of $2.39 per share.

In December 2020, the Company completed a registered public offering in which it sold 6,000,000 ordinary shares at a public offering price of $2.50. The proceeds to the Company from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and other offering expenses.

In May 2020, the Company entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which the Company issued and sold in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share the Company issued and sold together with an accompanying warrant at a combined price of $9.1686. The proceeds to the Company from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the issuance date. As of December 31, 2021, there were 4,059,532 warrants outstanding from the offering at an exercise price of $7.92 per share.

In December 2019, the Company sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to the Company from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of December 31, 2021, there were 1,379,310 warrants outstanding from the offering, where each warrant has an exercise price of $19.00 per share and will expire on the date that is three years and six months after the initial issuance date.

9.  Revenue

	Year Ended December 31,
(in thousands)	2021	2020	2019
Product revenue, net	$23,386	$108	$1,538
Collaboration revenues	3,830	2,756	6,210
Research premium and grant revenue	1,679	2,163	1,733
Total revenue	$28,895	$5,027	$9,481

Collaboration revenues for the year ended December 31, 2021 include $2.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou), as well as $1.2 million of the Company’s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc. through April 11, 2021 (see Note 14). Collaboration revenues for the year ended December 31, 2020 includes a $0.5 million regulatory milestone payment from Sunovion, $1.8 million for the Company´s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc., as well as collaboration revenues associated with the restructuring of the China Region License Agreement. Collaboration revenues for the year ended December 31, 2019 includes a $1.0 million upfront payment under the Sunovion License Agreement received in April 2019, and a $5.0 million milestone payment under the China Region License Agreement.

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

SIVEXTRO product revenues, net of gross-to-net accruals and adjustments for returns were $23.8 million since the Company began exclusive distribution of SIVEXTRO under its own National Drug Code, or NDC, on April 12, 2021. For the years ended December 31, 2021, 2020 and 2019 XENLETA product revenues, net of gross-to-net accruals and adjustments for returns, were $(0.4) million, $0.1 million and $1.5 million, respectively, including revenues from the Company´s Named Patient Program of $17,000 for the year ended December 31, 2021. The Company´s gross-to-net, or GTN, estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

For the year ended December 31, 2021, the Company recorded a $1.3 million returns reserve adjustment for shelf life expiration of certain XENLETA products. For the year ended December 31, 2020, the Company recorded a returns reserve adjustment of $0.4 million for slow-moving inventory, representing 50% of XENLETA IV inventory held at its Specialty Distributors, as well as an adjustment for returns from a single mail order specialty pharmacy.

10.  Share Based Payments

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

On July 26, 2017, the Company’s board of directors adopted the 2017 Share Incentive Plan, or the 2017 Plan, and the shareholders approved the 2017 Plan at the Company’s Extraordinary General Meeting of Shareholders on September 15, 2017. The 2017 Plan permitted the award of share options (both incentive and nonstatutory options), share appreciation rights, or SARs, restricted shares, restricted share units, or RSUs, and other share-based awards to the Company’s employees, officers, directors, consultants and advisers. The 2017 Plan is administered by the Company’s board of directors. Under the 2017 Plan, the Company granted RSUs which vest over a period of four years with 25%

vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. During 2018, the Company granted RSUs to certain employees where vesting of the RSUs was subject to FDA approval of an NDA for XENLETA. Fifty percent (50%) of each RSU award vested upon FDA approval, and the remaining fifty percent (50%) vested on the one-year anniversary of such approval. In connection with the FDA approval that was received in August 2019, the Company started recognizing compensation expense, as there was no compensation expense recognized on these awards prior to the FDA approval as it was determined that approval was not probable since it was outside of the Company’s control. Also during 2018, the Company granted RSUs to certain employees that have vested in three six-month increments beginning in May 2019 and ending in May 2020. Lastly, the Company granted RSUs in 2018 to certain employees where vesting of the RSUs is subject to FDA approval of an NDA for CONTEPO. Fifty percent (50%) of each RSU award will vest upon FDA approval, and the remaining fifty percent (50%) will vest on the one-year anniversary of such approval. With the approval of the 2020 Share Incentive Plan, there were no further shares available for issuance under the 2017 Plan. However, all outstanding awards under 2017 Plan will remain in effect and continue to be governed by the terms of the 2017 Plan.

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

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or 2020 AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 930,000 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the Company´s Amended and Restated Stock Option Plan 2015, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards. Under the 2020 Plan the Company granted RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022. The Company also granted RSUs to certain employees, where vesting of the RSUs was subject to individual performance goals. During the year ended December 31, 2021, the Company granted RSUs to certain employees that vest in annual increments beginning January 2022 and ending in January 2025. Additionally, the Company granted 7,000 RSUs to its former Chief Medical Officer and to its former Chief Financial Officer, which vest as to 50% of the shares underlying the RSUs each year over the term of their respective consulting agreements.

At December 31, 2021, 271,080 ordinary shares were available for future issuance under the 2020 Plan.

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

Stock Options

The following table summarizes information regarding the Company´s stock option awards:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	intrinsic
		price in	Term	value
	Options	$ per share	(in years)	(in thousands)
Outstanding as of January 1, 2019	609,133	65.17	—	—
Granted	316,645	20.11	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(108,887)	64.33	—	—
Outstanding as of December 31, 2019	816,891	47.82	—	—
Granted	465,055	11.27	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(229,108)	31.92	—	—
Outstanding as of December 31, 2020	1,052,838	35.08	—	—
Granted	637,880	1.23	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(342,241)	16.90	—	—
Outstanding as of December 31, 2021	1,348,477	20.46	8.0	$—
Vested and exercisable as of December 31, 2021	533,564	45.05	6.7	$—

The Company has 1,348,477 option grants outstanding at December 31, 2021 with exercise prices ranging from $1.06 per share to $110.00 per share. As of December 31, 2021, there was $1.8 million of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted-average remaining vesting period of 0.9 years.

The weighted average fair value of the stock options granted during years ended December 31, 2021, 2020 and 2019 was $0.82, $5.99 and $11.95 per share, respectively, based on a Black Scholes option pricing model using the following assumptions:

Input parameters	2021	2020	2019
Range of expected volatility	75.3% ‑ 77.3%	63.7% ‑ 74.4%	59.8% - 63.1%
Expected term of options (in years)	5.5 - 6.1	5.5 - 6.1	6.0 - 6.1
Range of risk-free interest rate	0.8% ‑ 1.3%	0.8% ‑ 1.5%	1.9% - 3.0%
Dividend yield	—	—	–

The expected price volatility is based on historical trading volatility for the publicly traded peer companies under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

Restricted Stock Units (“RSUs”)

The following table summarizes information regarding the Company’s restricted share unit awards:

		Weighted average
		grant date fair
	RSUs	value in $ per share
Outstanding as of January 1, 2019	137,210	33.34
Granted	47,900	19.00
Vested and issued	(65,758)	31.80
Forfeited	(14,183)	27.87
Outstanding as of December 31, 2019	105,169	28.50
Granted	244,832	10.99
Vested and issued	(52,640)	31.15
Forfeited	(57,977)	21.74
Outstanding as of December 31, 2020	239,384	11.60
Granted	769,132	2.02
Vested and issued	(90,330)	12.04
Forfeited	(128,448)	6.93
Outstanding as of December 31, 2021	789,738	2.92

As of December 31, 2021, there was unrecognized compensation costs of $1.1 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.7 years. The intrinsic value of RSU’s that vested during the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.4 million and $1.5 million, respectively.

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended
	December 31,
(in thousands)	2021	2020	2019
Research and development expense	$565	$1,280	$2,138
Selling, general and administrative expense	2,726	3,939	7,610
Total stock-based compensation expense	$3,291	$5,219	$9,748

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 Company’s stockholders approved, the 2018 employee stock purchase plan, or the 2018 ESPP. The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 50,000 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The 2018 ESPP allowed eligible employees to purchase shares at a 15% discount to the lower of the closing share price at the beginning and end of the six-month offering periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year. The Company suspended the 2018 ESPP in April 2020.

11.  Post-employment Benefit Obligations

As required under Austrian labor law, the Company makes contributions to a state plan classified as defined contribution plan (Mitarbeitervorsorgekasse) for its employees in Austria. Monthly contributions to the plan are 1.53% of salary with respect to each employee and are recognized as expense in the period incurred. For the years ended December 31, 2021, 2020 and 2019, contributions costs were $56,000, $57,000 and $68,000, respectively.

For employees of Nabriva Therapeutics US, Inc., the Company makes contributions to a defined contribution plan as defined in subsection 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee’s voluntary contribution to the plan and 50% of the next 2% contributed by the employee. Contributions are recognized as expense in the period incurred. In the years ended December 31, 2021, 2020 and 2019, contributions were $360,000, $396,000 and $710,000, respectively.

12.  Income Tax Expense

Income (loss) before income taxes attributable to domestic and international operations, consists of the following:

	Year ended December 31
(in thousands)	2021	2020	2019
Domestic	$(40,540)	$(71,344)	$(78,761)
Foreign	(8,420)	1,999	(3,902)
Loss before income taxes	$(48,960)	$(69,345)	$(82,663)

Income tax expense consists of the following:

	Year ended December 31
(in thousands)	2021	2020	2019
Current tax
Domestic	$—	$—	$—
Foreign	(490)	(139)	(101)
Deferred tax
Domestic	—	—	—
Foreign	—	—	—
Total income tax expense	$(490)	$(139)	$(101)

The reconciliation to our effective tax rate from the Irish statutory income tax rate of 12.5% for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year ended December 31
(% of pre-tax income)	2021	2020	2019
Statutory income tax rate	12.5%	12.5%	12.5%
Non-deductible expenses	—	—	(0.1)
Income not subject to tax	0.4	0.2	0.3
Tax credits	—	0.6	0.4
Foreign operations	(7.3)	3.0	0.6
Tax audit assessments	—	—	(11.8)
Other	(1.7)	2.3	0.8
Valuation allowance	(4.9)	(18.8)	(2.8)
Effective income tax rate	(1.0)%	(0.2)%	(0.1)%

The following table summarizes the components of deferred income tax balances:

	As of December 31,
(in thousands)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$111,220	$108,095
Tax loss on liquidation of subsidiary	2,501	4,029
Equity compensation	4,067	4,449
Non-deductible reserves	905	447
Total deferred tax assets	118,693	117,020
Valuation allowance	(118,583)	(116,200)
Net deferred tax assets	110	820
Deferred tax liabilities:
Financial liabilities	100	757
Property, plant and equipment	10	63
Total deferred tax liability	110	820
Deferred tax, net	$—	$—

The table below summarizes changes in the deferred tax valuation allowance:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of year	$(116,200)	$(103,185)	$(100,832)
Tax benefit	(2,383)	(13,015)	(2,353)
Balance at end of year	$(118,583)	$(116,200)	$(103,185)

The following table summarizes carryforwards of net operating losses as of December 31, 2021.

(in thousands)	Amount	Expiration
Ireland	$297,453	Indefinite
Austria	$239,510	Indefinite
United States	$10,403	Indefinite
United States	$35,516	2033

Due to uncertainty regarding the ability to realize the benefit of deferred tax assets primarily relating to net operating loss carryforwards and the fact that the Company is in a three year pretax cumulative loss position, a full valuation allowance has been established.

The Company’s U.S. subsidiary has net operating loss and tax credit carryforwards that may be subject to annual limitations due to ownership changes as defined by Sections 382 and 383 of the Internal Revenue Code. These limitations could restrict the amount of tax attributes that can be utilized annually to offset future U.S. taxable income or tax liabilities.

On the basis of this evaluation, as of December 31, 2021, 2020 and 2019, the Company has recorded a valuation allowance of $118.6 million, $116.2 million and $103.2 million, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

At December 31, 2021, the Company had no uncertain tax positions and did not expect any material increase or decrease in income tax expense related to examinations or changes in uncertain tax positions. The Company’s U.S. subsidiary, Nabriva Therapeutics US, Inc., resolved its examination for tax year 2018 with the Internal Revenue Service with a decrease in a research and development tax credit carryforward of $0.1 million.

The Company files income tax returns in Ireland. In addition, the Company’s foreign subsidiaries file separate income tax returns in Austria and the United States and state jurisdictions in which they are located. Tax years 2017 and forward remain open for examination for Ireland tax purposes and 2016 and forward remain open for examination for Austrian tax purposes and years 2018 and forward remain open for examination for United States tax purposes.

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

	Year ended December 31,
(in thousands, except per share data)	2021	2020	2019
Net loss for the period	$(49,450)	$(69,484)	$(82,764)
Weighted average number of shares outstanding	43,349,461	12,845,089	7,419,948
Basic and diluted loss per share	$(1.14)	$(5.41)	$(11.15)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive:

	Year ended December 31
	2021	2020	2019
Stock option awards	1,348,477	1,052,838	816,891
Restricted share units	789,738	239,384	105,169
Warrants	10,619,347	5,438,842	1,379,310

14.  Significant Arrangements and License Agreements

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

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The Company has received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. The Company will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, the Company announced the restructuring of its China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. During 2021, management determined that the remaining $1.0 million milestone payment was probable of achievement and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, which was $2.4 million for the year ended December 31, 2021, based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

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

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by us or any of our affiliates, or the Sunovion Licensed Products, in Canada in all uses in humans in CABP and in any other indication for which the Sunovion Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC established a joint development committee, or the Sunovion JDC, to review and oversee regulatory approval and commercialization plans in Canada. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Sunovion Licensed Products in the Canada and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Canada.

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

15.  Commitments and Contingencies

Future minimum contractual obligations and commitments at December 31, 2021 are as follows:

	Year ending December 31,
(in thousands)	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease obligations	$785	702	83	—	—	—	$—
XENLETA API purchase	53,985	4,691	4,691	4,691	6,652	6,652	26,608
Other contractual commitments	10,913	5,072	3,983	929	929	—	—
Total contractual commitments and contingencies	$65,683	$10,465	$8,757	$5,620	$7,581	$6,652	$26,608

The Company has contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of XENLETA, the purchase of SIVEXTRO finished product and other research and development activities. The estimated payments to the service providers included in the table above are based on the achievement of milestones included within the agreements. Also, some of these contracts are subject to early termination clauses exercisable at the discretion of the Company.

XENLETA API Supply

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

Zavante Obligations

In connection with the acquisition of Zavante in July 2018, the Company is obligated to pay up to $97.5 million in contingent consideration to the former Zavante shareholders, of which $25.0 million would become payable upon the first approval of a NDA from the FDA for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones, or the Net Sales Milestone Payments. The Company’s shareholders have approved the issuance of the Company’s ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in Company ordinary shares. The Company also has the right to settle the Net Sales Milestone Payments in Company ordinary shares, except as otherwise provided in the Merger Agreement.

The Company is obligated to pay $3.0 million in cash upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments of up to $26.0 million that may be settled in ordinary shares in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. Zavante will also pay a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the 21st Century Cures Act) related to a Zavante Product.

Litigation

The Company has no contingent liabilities in respect of legal claims arising in the ordinary course of business.

16.  Subsequent Events

Nasdaq Deficiency Notice

On January 4, 2022, the Company received written notice, or the Notice, from The Nasdaq Stock Market LLC, or Nasdaq, indicating that, based on the closing bid for the last 30 consecutive business days, the Company is not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Select Market, as set forth in Listing Rule 5450(a)(1), or the Bid Price Rule. The Notice does not result in the immediate delisting of the Company’s ordinary shares from The Nasdaq Global Select Market. In accordance with Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days to regain compliance with the Bid Price Rule. As a result, the Company will have until July 5, 2022, or the Compliance Date, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s ordinary shares must be at least $1.00 per share for a minimum of ten consecutive business days on or before the Compliance Date. If the Company does not regain compliance with the Bid Price Rule by the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would need to transfer the listing of its ordinary shares to the Nasdaq Capital Market, provided it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the Bid Price Rule. To effect such a transfer, the Company would also need to pay an application fee to Nasdaq and provide written notice to Nasdaq of its intention to cure the deficiency during the additional compliance period. If the Company does not qualify for the additional compliance period or fails to regain compliance during the additional 180-day period, then Nasdaq will notify the Company of its determination to delist the Company’s ordinary shares, at which point the Company would have an opportunity to appeal the delisting determination to a Nasdaq hearing panel. In addition to continuing to monitor the closing bid price of its ordinary shares, the Company expects to consider available options to regain compliance with the Bid Price Rule. However, there can be no assurance that the Company will be able to regain compliance with the Bid Price Rule.

EGM Vote

On March 24, 2022 the Company held an extraordinary general meeting of shareholders, at which time its shareholders voted by a special resolution of over 75% of the votes cast at the meeting to grant the board of directors authority under Irish law to allot and issue ordinary shares (including rights to acquire ordinary shares) for cash without first offering those ordinary shares to existing shareholders pursuant to the statutory pre-emption right that would otherwise apply through March 23, 2027.

CONTEPO NDA

Given the uncertainties of the timing of onsite inspection at its manufacturing partners in Europe, the Company requested to be able to resubmit the CONTEPO NDA through June 2023, which the FDA granted on March 21, 2022. This extension granted by the FDA provides the Company the flexibility to submit at any time up and through June 2023.