Form 10-Q
period 2022-03-31
Nabriva Therapeutics plc
filed 2022-05-05
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 63,204,829 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “around,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis;
●	our ability to adequately secure additional financing;
●	our ability to meet the minimum listing requirements for continued listing on The Nasdaq Global Select Market;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of SIVEXTRO, XENLETA and/or CONTEPO, if approved;
●	our ability to build, manage and maintain a sales force for the commercialization of SIVEXTRO, XENLETA and CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO for the treatment of cUTIs and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA for CABP and any other product candidates we may develop or obtain;
●	our plans to pursue development of other product candidates including XENLETA for the treatment of infections in patients with cystic fibrosis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;

●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;
●	our ability to satisfy payments and comply with the terms of the Hovione Supply Agreement for the long-term commercial supply of the active pharmaceutical ingredient for XENLETA;
●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters, including the ability of regulatory authorities to operate;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or preclinical studies in different disease indications will be indicative of the results of ongoing or future trials;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	the future development and commercialization of XENLETA in the greater China region and Canada;
●	our expectations with respect to milestone payments pursuant to the Agreement and Plan of Merger, dated July 23, 2018, and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the acquisition of Zavante Therapeutics, Inc., or the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of SIVEXTRO for acute bacterial skin and skin structure infections, XENLETA for CABP, CONTEPO for cUTI and our other product candidates, if approved;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada and the greater China region;
●	the potential benefits under our license agreements with Sumitomo Pharmaceuticals (Suzhou), or the China Region License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement;
●	our future intellectual property position;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;
●	competitive factors;

●	risks of relying on external parties such as contract manufacturing and sales organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between our wholly owned subsidiary Zavante Therapeutics, Inc. and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the“Risk Factor Summary” and “Risk Factors” sections of this Form 10-Q for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

Throughout this Form 10-Q, unless the context requires otherwise, all references to “Nabriva,” “the Company,” “we,” “our,” “us” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the “Risk Factors” in Part II, Item 1A, together with the other information in this Quarterly Report.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$33,784	$47,659
Restricted cash	174	175
Short-term investments	—	16
Accounts receivable, net and other receivables	11,007	12,751
Inventory	15,632	14,509
Prepaid expenses	4,602	5,155
Total current assets	65,199	80,265
Property and equipment, net	181	233
Intangible assets, net	21	31
Other non-current assets	379	380
Total assets	$65,780	$80,909
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$4,196	$3,765
Accounts payable	1,578	4,372
Accrued expense and other current liabilities	10,496	13,829
Deferred revenue	—	374
Total current liabilities	16,270	22,340
Non-current liabilities:
Long-term debt	3,917	4,265
Other non-current liabilities	968	954
Total non-current liabilities	4,885	5,219
Total liabilities	21,155	27,559
Commitments and contingencies (Note 12)
Stockholders’ equity:
Ordinary shares, nominal value $0.01, 300,000,000 ordinary shares authorized at March 31, 2022; 61,725,236 and 56,715,306 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	617	567
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at March 31, 2022; None issued and outstanding	—	—
Additional paid in capital	651,476	648,432
Accumulated other comprehensive income	27	27
Accumulated deficit	(607,495)	(595,676)
Total stockholders’ equity	44,625	53,350
Total liabilities and stockholders’ equity	$65,780	$80,909

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2022	2021
Revenues:
Product revenue, net	$7,040	$130
Collaboration revenue	629	2,002
Research premium and grant revenue	351	397
Total revenues	8,020	2,529
Operating expenses:
Cost of revenues	(3,361)	(62)
Research and development expenses	(3,517)	(3,868)
Selling, general and administrative expenses	(12,700)	(12,047)
Total operating expenses	(19,578)	(15,977)
Loss from operations	(11,558)	(13,448)
Other income (expense):
Other income (expense), net	308	(122)
Interest expense, net	(215)	(221)
Loss before income taxes	(11,465)	(13,791)
Income tax expense	(354)	(190)
Net loss	$(11,819)	$(13,981)

Loss per share
Basic and diluted loss per share	$(0.20)	$(0.53)
Weighted average number of shares:
Basic and diluted	58,794,142	26,413,590

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders'
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2021	21,079	$211	$579,123	$27	$(546,226)	$33,135
Issuance of ordinary shares	14,294	143	37,097	—	—	37,240
Shares issued in connection with the vesting of restricted share units	40	—	1	—	—	1
Equity transaction costs	—	—	(2,325)	—	—	(2,325)
Stock-based compensation expense	—	—	921	—	—	921
Net loss	—	—	—	—	(13,981)	(13,981)
March 31, 2021	35,413	$354	$614,817	$27	$(560,207)	$54,991

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders'
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2022	56,715	$567	$648,432	$27	$(595,676)	$53,350
Issuance of ordinary shares	4,938	49	2,172	—	—	2,221
Shares issued in connection with the vesting of restricted share units	72	1	(1)	—	—	—
Equity transaction costs	—	—	(127)	—	—	(127)
Stock-based compensation expense	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	(11,819)	(11,819)
March 31, 2022	61,725	$617	$651,476	$27	$(607,495)	$44,625

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(11,819)	$(13,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income (expense), net	164	(2)
Non-cash interest income	(1)	—
Non-cash interest expense	93	(76)
Depreciation and amortization expense	78	99
Amortization of right-of-use assets	—	169
Stock-based compensation	1,000	921
Other, net	10	20
Changes in operating assets and liabilities:
(Increase) decrease in other non-current assets	1	(13)
(Increase) decrease in accounts receivable, net and other receivables and prepaid expenses	2,297	(4,642)
Increase in inventory	(1,123)	(3,151)
Increase (decrease) in accounts payable	(2,781)	734
Decrease in accrued expenses and other liabilities	(3,616)	(1,482)
Decrease in deferred revenue	(374)	—
Increase (decrease) in other non-current liabilities	14	(202)
Increase (decrease) in income tax liabilities	187	(20)
Net cash used in operating activities	(15,870)	(21,626)
Cash flows from investing activities
Purchases of equipment and intangible assets	(35)	(119)
Changes in restricted cash	(1)	(1)
Net cash used in investing activities	(36)	(120)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	1,643	25,462
Proceeds from at-the-market facility	595	11,830
Equity transaction costs	(44)	(2,362)
Net cash provided by financing activities	2,194	34,930

Effects of exchange rate changes on the balance of cash held in foreign currencies	(164)	244
Net increase/(decrease) in cash, cash equivalents and restricted cash	(13,876)	13,428
Cash, cash equivalents, and restricted cash at beginning of period	47,834	41,590
Cash, cash equivalents and restricted cash at end of period	$33,958	55,018
Supplemental disclosure of cash flow information:
Interest paid	123	122
Taxes paid	1	—
Equity transaction costs included in accounts payable and accrued expenses	795	728

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

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements and XENLETA and SEVEXTRO product sales. As of March 31, 2022, the Company had cash and cash equivalents, restricted cash and short-term investments of $34.0 million.

The Company expects to seek additional funding in future periods to fund its operations. While the Company has raised capital in the past, its ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements — Going Concern, or ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months. It is also uncertain when, if ever, the Company will generate sufficient revenues from product sales to achieve profitability.

The Company follows the provisions of Financial Accounting Standards Board, or FASB, ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. As a result, based on the Company’s available cash and cash equivalents, restricted cash and short-term investments, resources, the minimum cash required under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., and in accordance with the requirements of ASC 205-40, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.

In May 2021, the Company entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, as agent, pursuant to which the Company may offer and sell ordinary shares from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of March 31, 2022, the Company has issued and sold an aggregate of 19,570,971 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $31.0 million and net proceeds of $29.8 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2022 and through the date of this filing, the Company has issued and sold an aggregate of 276,150 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $118 thousand and net proceeds of $115 thousand, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $10.5 million under the Sale Agreement.

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of its ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of its ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of its ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of March 31, 2022, the Company has issued and sold an aggregate of 6,000,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.1 million. From April 1, 2022 and through the date of this filing, the Company has issued and sold an aggregate of 1,200,000 ordinary shares pursuant to the Purchase Agreement and received gross proceeds of $0.4 million. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $18.6 million under the Purchase Agreement, subject to the Nasdaq rules which may limit the Company’s ability to make sales of its ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

Based on its current operating plans, the Company expects that its existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q together with its anticipated SIVEXTRO and XENLETA commercial sales receipts will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements well into the fourth quarter of 2022. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

The accompanying consolidated financial information as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 are unaudited. The December 31, 2021 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2022.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the three months ended March 31, 2022.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. As of March 31, 2022, the Company had a $1.0 million non-cash reserve for excess and obsolete finished goods inventory due to the uncertainty of commercial activities underlying XENLETA product sales. Inventory reported at March 31, 2022 and December 31, 2021 consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2022	2021
XENLETA raw materials	$1,235	$1,528
XENLETA work in process	9,415	9,142
XENLETA finished goods	402	18
Total XENLETA	11,052	10,688
SIVEXTRO finished goods	4,580	3,821
Total inventory	$15,632	$14,509

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
Cash equivalent:
Money market fund	$8,066	$—	$—	$8,066
Total assets	$8,066	$—	$—	$8,066

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short-term investments:
Term deposits	16	—	—	16
Total assets	$8,066	$—	$—	$8,066

There were no transfers between levels in the three months ended March 31, 2022 or the year ended December 31, 2021. There were no changes in valuation techniques during the three months ended March 31, 2022.

As of March 31, 2022, and December 31, 2021, the Company did not hold any financial instruments as liabilities that were held at fair value. Receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities include the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2022	2021
Research and development related costs	$821	$789
Payroll and related costs	2,507	5,085
Accounting, tax and audit services	852	736
Manufacturing and inventory	791	592
Product returns	1,310	2,282
Government rebates	1,668	1,751
Other accrued gross to net	1,244	1,090
Other	1,303	1,504
Total other current liabilities	$10,496	$13,829

6.           Debt

In December 2018, the Company entered into the Loan Agreement by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc., or Hercules, pursuant to which a term loan of up to an aggregate principal amount of $75.0 million was available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $10.0 million became available upon the approval by the FDA of the NDA for XENLETA, which was drawn down. The other tranches are no longer available as their contingencies were not achieved.

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

On March 11, 2020, the Company entered into an amendment, or the Third Amendment, to its Loan Agreement with Hercules. Pursuant to the Third Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, or the Prepayment. The Company determined to enter into the Third Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million, or the Liquidity Requirement. Under the Third Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the Prepayment Fee with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the FDA and the Company achieves at least 70% of its revised net product revenue targets under the Loan Agreement.

On June 2, 2021, the Company entered into a further amendment, or the Fourth Amendment, to its Loan and Security Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which the Company must commence repaying principal under the Loan Agreement was extended to April 1, 2022. The Company began making interest and principal payments in April 2022. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time the Company has recognized $15.0 million of net product revenue during the applicable trailing three months.

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted Hercules a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to certain exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; and add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. The Company was in compliance with all of its Loan Agreement covenants at March 31, 2022.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. The carrying value of the term loan payable at March 31, 2022 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $5.0 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as of March 31, 2022 and December 31, 2021 consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2022	2021
Term loan payable	$5,000	$5,000
End of term fee	2,401	2,331
Unamortized debt issuance costs	(120)	(145)
Carrying value of term loan	7,281	7,186
Other long-term debt	832	844
Less: Amounts due within one year	(4,196)	(3,765)
Total long-term debt	$3,917	$4,265

Maturities of long-term debt, including the end of term fee as of March 31, 2022 were as follows:

(in thousands)
2022	$3,129
2023	$5,020
2024	$208
2025	$208

7.           Revenues

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Product revenue, net	$7,040	$130
Collaboration revenues	629	2,002
Research premium and grant revenue	351	397
Total revenues	$8,020	$2,529

Collaboration revenues for the three months ended March 31, 2022 included $0.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou) (see Note 11). Collaboration revenues for the three months ended March 31, 2021 included $0.7 million related to the restructured license agreement with Sinovant Sciences, Ltd., or Sinovant, which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant, as well as $1.0 million of the Company’s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc.

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

For the three months ended March 31, 2022, SIVEXTRO product revenues, net of gross-to-net accruals and adjustments for returns were $7.2 million. For the three months ended March 31, 2022 and 2021 XENLETA product revenues, net of gross-to-net accruals and adjustments for returns, were negative $0.2 million and $130 thousand, respectively. The Company´s gross-to-net, or GTN, estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

For the three months ended March 31, 2022, the Company recorded a $0.3 million returns reserve adjustment for shelf life expiration of certain XENLETA products. For the three months ended March 31, 2021, the Company did not record any adjustments to the return reserve.

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

In July 2018, the Company granted a non-statutory option to purchase 85,000 of its ordinary shares to the Company’s newly appointed Chief Executive Officer, or the CEO. These equity awards were granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $35.30 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The Company also issues non-statutory options to new employees upon the commencement of their employment.

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or the 2020 AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 930,000 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the 2020 AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the 2015 SOP, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards. Under the 2020 Plan the Company granted RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022. The Company also granted RSUs to certain employees, where vesting of the RSUs was subject to individual performance goals. The Company granted RSUs to certain employees which vest as to 25% of the shares underlying the RSUs in four annual increments. Additionally, the Company granted 7,000 RSUs to its former Chief Medical Officer and to its former Chief Financial Officer, which vest as to 50% of the shares underlying the RSUs each year over the term of their respective consulting agreements. During the three months ended March 31, 2022, option awards to purchase 592,000 ordinary shares with an exercise price of $0.45 per share and 295,900 RSUs were granted under the 2020 Plan, subject to shareholder approval, which, in the case of the options, will automatically convert to cash-settled share appreciation rights and, in the case of the RSUs, will represent the right to receive the economic equivalent of one ordinary share of the Company in cash on the applicable vesting date, in each case, if our shareholders do not approve the increase to our 2020 Plan at our 2022 Annual General Meeting of Shareholders. As a result, such grants awarded under the 2020 Plan are liability classified until such shareholder approval is obtained. Stock-based compensation expense for liability classified option awards and RSUs under the 2020 Plan was $16 thousand for the three months ended March 31, 2022.

At March 31, 2022, 99,220 ordinary shares excluding the liability classified awards were available for future issuance under the 2020 Plan.

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

Stock Options

The following table summarizes information regarding the Company’s stock option awards for the three months ended March 31, 2022:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	intrinsic
		price in	Term	value
	Options	$ per share	(in years)	(in thousands)
Outstanding as of January 1, 2022	1,348,477	20.46	8.0	—
Granted	604,000	0.45	—	—
Exercised	—	—	—	—
Cancelled and forfeited	(422)	24.79	—	—
Outstanding as of March 31, 2022	1,952,055	14.26	8.4	$—
Vested and exercisable as of March 31, 2022	587,726	41.94	6.8	$—

The Company has 1,952,055 option grants outstanding at March 31, 2022 with exercise prices ranging from $0.45 per share to $110.00 per share. As of March 31, 2022, there was $1.6 million of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted-average remaining vesting period of 1.1 years.

The stock options granted in the three months ended March 31, 2022 had a weighted average grant date fair value of $0.44 per share based on a Black Scholes option pricing model. The significant inputs into the model were as follows

Expected volatility	76.4% - 76.9%
Expected term of options (in years)	6.1
Range of risk-free interest rate	1.68% - 1.76%
Dividend yield	—

The expected price volatility is based on historical trading volatility of our ordinary shares under consideration of the remaining life of the options. The risk-free interest rate is based on the average of five and seven-year market yield on U.S. treasury securities in effect at the time of grant.

Restricted Share Units (“RSUs”)

The following table summarizes information regarding the Company’s restricted share unit awards for the three months ended March 31, 2022:

		Weighted
		average fair
	RSUs	value in $ per share
Outstanding as of January 1, 2022	789,738	2.92
Granted	461,700	0.45
Vested and issued	(87,552)	4.13
Forfeited	—	—
Outstanding as of March 31, 2022	1,163,886	1.88

The Company has total unrecognized compensation costs of $0.9 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.5 years. The intrinsic value of RSU’s that vested during the three months ended March 31, 2022 was $41 thousand.

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Research and development expense	$94	$216
Selling, general and administrative expense	906	705
Total stock-based compensation expense	$1,000	$921

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

9.           Income Tax Expense

For the three months ended March 31, 2022, the Company recorded a tax expense of $0.4 million. For the three months ended March 31, 2021, the Company recorded a tax expense of $0.2 million.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at March 31, 2022 and December 31, 2021.

10.         Earnings (Loss) per Share

Basic and Diluted Loss per Share

For the three months ended March 31, 2022 and 2021, basic and diluted net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
Net loss for the period	$(11,819)	$(13,981)
Weighted average number of shares outstanding	58,794,142	26,413,590
Basic and diluted loss per share	$(0.20)	$(0.53)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended
	March 31,
	2022	2021
Stock option awards	1,952,055	1,021,698
Restricted share units	1,163,886	502,680
Warrants	10,619,347	10,619,347

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

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including the Company having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the SIVEXTRO Territory due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, the Company has been granted the right by MSD initially to promote the Products in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to the Products in the SIVEXTRO Territory. The Company successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with its own Nabriva NDC beginning April 12, 2021. Subject to applicable law, the Company is entitled to determine the final selling prices of the Products charged by the Company to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. The Company is responsible for all costs related to the promotion, sale and distribution of the Products by the Company, as well as all costs required to meet its staffing obligations under the Distribution Agreement. The Company is obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the SIVEXTRO Territory. The Company has agreed to employ a sales force or retain the services of a contract sales organization to fulfill its obligations under the Distribution Agreement. The Company continues to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. The Company expanded this effort to 60 sales representatives and may expand it further. The Company also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021 and has engaged in-house district managers in April 2022. On April 22, 2022, the Company agreed to an extension of the Sales Promotion and Distribution Agreement with MSD International GmbH and Merck Sharp & Dohme Corp. for exclusive distribution of SIVEXTRO® for injection, intravenous use and oral use, in the SIVEXTRO Territory through December 31, 2026. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of ABSSSI caused by certain susceptible Gram-positive microorganisms.

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

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The Company has received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. The Company will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, the Company announced the restructuring of its China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. During 2021, management determined that the remaining $1.0 million milestone payment was probable of achievement and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, which was $0.6 million for the three months ended March 31, 2022, based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

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

12.         Commitments and Contingencies

The Company has contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of XENLETA, the purchase of SIVEXTRO finished product and other research and development activities. The payments to the service providers are based on the achievement of milestones included within the agreements. Also, some of these contracts are subject to early termination clauses exercisable at the discretion of the Company.

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

Litigation

As of the date of filing this Quarterly Report on Form 10-Q, there are no material outstanding legal proceedings against the Company or its current officers or directors.

13.         Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2022, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to, or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 29, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factor Summary” and “Risk Factors” sections of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, SIVEXTRO and XENLETA, as well as one development product candidate, CONTEPO. In August 2019, our first product was approved by the U.S. Food and Drug Administration, or FDA, and we made it available in the United States in September 2019 under the brand name XENLETA. XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team. XENLETA is designed to inhibit the synthesis of bacterial protein, that is required for bacteria to grow, by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe that XENLETA is well-positioned for use as a first-line monotherapy for the treatment of community-acquired bacterial pneumonia, or CABP, due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and intravenous, or IV, formulations and a generally well-tolerated safety profile. We believe XENLETA represents a potentially important treatment option for the five million adults in the United States diagnosed with CABP each year.

Since inception, we have incurred significant operating losses. As of March 31, 2022 we had an accumulated deficit of $607.5 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements and SIVEXTRO and XENLETA product sales. We have devoted substantially all of our efforts to research and development, including clinical trials, as well as commercializing SIVEXTRO and XENLETA. Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In light of the COVID-19 pandemic, a substantial decrease of non-COVID-19 respiratory infections, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, the timing and amount of sales of SIVEXTRO, XENLETA or any product candidates are uncertain. Based on our current forecasts and plans, we will need to obtain substantial additional capital in connection with our continuing operations. Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts.

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

The extent of the impact of COVID-19 on our business will depend on the length and severity of the pandemic, including the extent there is any resurgence of the COVID-19 virus or any variant strains of the virus, the availability and effectiveness of vaccines and the impact of the foregoing on our business. The full extent to which the COVID-19 pandemic will continue to directly or indirectly impact our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted. The full impact of COVID-19 is unknown. Federal, state and local governmental policies and initiatives designed to reduce the transmission of COVID-19 have resulted in, among other things, a significant reduction in physician office visits, the cancellation of elective medical procedures, and the adoption of hybrid-remote-working policies, all of which have had, and we believe will continue to have, an impact on our consolidated results of operations, financial position and cash flows.

In response to the COVID-19 pandemic, we closed our administrative offices and shifted to a remote working business model. We have implemented a hybrid-remote-working policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. The commercial and medical organizations suspended in-person interactions with physicians and customers and were restricted to conducting educational and promotional activities virtually. The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects in the near-term and beyond 2022. While we have used currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our product sales for SIVEXTRO and XENLETA, on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. Influenza-like illness cases are largely responsible for the seasonality observed with community-acquired bacterial pneumonia and we believe the decrease in bacterial respiratory tract infection rates, indicated by the decrease in the number of physician office visits, hospitalizations and antibiotic prescriptions, are a consequence of the public health measures that have been taken in response to the COVID-19 pandemic. Data from clinical laboratories in the United States indicated a 61% decrease in the number of specimens submitted and a 98% decrease in influenza activity as measured by percentage of submitted specimens testing positive. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 pandemic and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

SIVEXTRO is approved for the treatment of ABSSSIs caused by certain susceptible Gram-positive microorganisms. Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force of a certain size and the restrictions related to COVID-19 needed to be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force of a certain size for the promotion and distribution of SIVEXTRO resulted in significant additional expense and our efforts to maintain a sales force may not be successful. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021 and have engaged in-house district managers in April 2022.

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

Financial Operations Overview

Revenue

In September 2019, we had our commercial launch of XENLETA and, in April 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the three months ended March 31, 2022, we recorded $7.2 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns, and negative $0.2 million of XENLETA product revenue, net of gross-to-net accruals and adjustments for returns. Our distribution partners for XENLETA continue to hold inventory, with a 36 month shelf life, from the initial launch. With a near term shelf life expiration, we recorded a $0.3 million returns reserve adjustment in the first quarter of 2022. We launched a new 10-count blister pack of XENLETA in the fourth quarter of 2021, which has a four year shelf life. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of SIVEXTRO and XENLETA.

Collaboration revenues for the three months ended March 31, 2022 included $0.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou).

Our revenues for the three months ended March 31, 2022 included governmental research premiums, collaboration revenues and the benefit of government loans at below-market interest rates.

Cost of Revenues

Cost of revenues represented 17.2% and 0.4% of our total operating expenses for the three months ended March 31, 2022 and 2021, respectively. Cost of revenues primarily represent the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory. Other cost of revenues include costs associated with the manufacturing collaboration and regulatory support under our licensing agreements. The increase in cost of revenue for the three months ended March 31, 2022 was primarily due to the launch of SIVEXTRO under our own National Drug Code, or NDC, on April 12, 2021.

Research and Development Expenses

Research and development expenses represented 18.0% and 24.2% of our total operating expenses for the three months ended March 31, 2022 and 2021, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Three Months Ended March 31,
(in thousands)	2022	2021
Direct Costs
XENLETA	$531	$513
CONTEPO	95	129
Other programs and initiatives	422	358
Indirect Costs	2,469	2,868
Total research and development expenses	$3,517	$3,868

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

We initiated screening of our Phase 1 clinical trial to assess the safety and pharmacokinetics of oral and intravenous XENLETA for the treatment of resistant bacterial infections in adult patients with CF in March 2022, and enrolled the first patient in April 2022. We expect to report topline results from the trial in the first half of 2023. Given the ongoing COVID-19 pandemic and the high risk it puts CF patients under, it is difficult to estimate recruitment timelines at this time.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 64.9% and 75.4% of our total operating expenses for the three months ended March 31, 2022 and 2021, respectively.

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

Critical Accounting Estimates

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

Our significant accounting policies and estimates are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this filing. However, we believe that the following accounting policies and estimates are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

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

The transaction price that we recognize as revenue reflects the amount we expect with the sale and transfer of control of the product to our customers. Once the customer takes control of the product, our performance obligation under the sale contract is complete and revenue is recorded net of applicable reserves for various types of variable consideration. The types of variable consideration are as follows and are further described in note 2 to our consolidated financial statements.

●	Fees-for-service
●	Product returns
●	Chargebacks and rebates
●	Government rebates
●	Commercial payer and other rebates
●	Group Purchasing Organizations, or GPO, administration fees

●	Voluntary patient assistance programs

In determining the amounts of variable consideration, we must make significant judgments and estimates. In assessing the amount of net revenue to record, we consider both the likelihood and the magnitude of the revenue reversal. Actual amounts of consideration ultimately received may differ significantly from our estimates. Factors that can impact these estimates include business related dynamics such as; the growth of the markets, and uptake of product acceptance within these markets. If actual results in the future vary from our estimates, we adjust our estimates which would affect net product revenue in the period such variances become known.

XENLETA Inventory and Purchase Commitments

Our XENLETA inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and consists primarily of material costs, third-party manufacturing costs and related transportation costs in our supply chain. Our inventory is subject to expiration dating, which can be extended in certain circumstances. We also have non-cancellable purchase commitments for XENLETA active pharmaceutical ingredient, or API. We continually evaluate forecasted product sales for XENLETA which is used in estimating the need to reserve for estimated excess, slow-moving and obsolete inventory on hand and potential accrued losses on firm purchase committments. For the three months ended March 31, 2022 and 2021, we recorded $31 thousand and $1 thousand, respectively, of non-cash reserves for excess and obsolete inventory due to timing of expiry dating of expiring inventory. To the extent forecasted sales for XENLETA fluctuate based on the evolution of patient demand, there could be additional adjustments to reserves for inventory on hand or adjustments to purchase commitments.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

	Three Months Ended December 31,
(in thousands)	2022	2021	Change
Consolidated operations data:
Product revenue, net	$7,040	$130	$6,910
Collaboration revenue	629	2,002	(1,373)
Research premium and grant revenue	351	397	(46)
Total revenues	8,020	2,529	5,491
Costs and expenses:
Cost of revenues	(3,361)	(62)	(3,299)
Research and development expenses	(3,517)	(3,868)	351
Selling, general and administrative expenses	(12,700)	(12,047)	(653)
Total operating expenses	(19,578)	(15,977)	(3,601)
Loss from operations	(11,558)	(13,448)	1,890
Other income (expense):
Other income (expense), net	308	(122)	430
Interest expense, net	(215)	(221)	6
Loss before income taxes	(11,465)	(13,791)	2,326
Income tax expense	(354)	(190)	(164)
Net loss	$(11,819)	$(13,981)	$2,162

Revenues

Revenues for the three months ended March 31, 2022 were $8.0 million compared to $2.5 million for the three months ended March 31, 2021. The $5.5 million increase was primarily due to $7.2 million in SIVEXTRO product revenue, net for the three months ended March 31, 2022, offset by a $1.4 million decrease in collaboration revenues and a $0.3 million decrease in XENLETA product revenue, net.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2022 was $3.4 million compared to $62 thousand for the three months ended March 31, 2021. The $3.3 million increase was primarily due to SIVEXTRO cost, which were not incurred prior to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of product sales for SIVEXTRO represent the actual purchase cost for the finished product from Merck. For the three months ended March 31, 2022 and 2021, cost of revenues include $31 thousand and $1 thousand, respectively, of a non-cash reserve adjustment for excess and obsolete XENLETA inventory due to timing of expiring inventory.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2022 were $3.5 million compared to $3.9 million for the three months ended March 31, 2021, which represented a 9% decrease. The $0.4 million decrease was primarily due to a $0.2 million decrease in research consulting fees, and a $0.2 million decrease in research materials and purchased services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2022 were $12.7 million compared to $12.0 million for the three months ended March 31, 2021, which represented a 5% increase. The $0.7 million increase was primarily due to a $0.4 million increase in staff costs, a $0.2 million increase in stock-based compensation, and a $0.1 million increase in advisory and external consultancy expenses primarily related to commercialization activities.

Other Income (Expense), Net

Other income (expense), net, decreased by $0.4 million for the three months ended March 31, 2022 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, Net

Interest expense, net was $0.2 million for each of the three months ended March 31, 2022 and 2021.

Income Tax Expense

Our income tax expense for the three months ended March 31, 2022 was $0.4 million compared to an income tax expense of $0.2 million for the three months ended March 31, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements and XENLETA and SEVEXTRO product sales. As of March 31, 2022, we had cash and cash equivalents, restricted cash and short-term investments of $34.0 million. We will need to obtain substantial additional funding to achieve our business objectives during the next 12 months and beyond. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Additionally, our inability to raise funds when needed may cause investors to lose confidence in us and raise substantial doubt about our ability to continue as a going concern, which may cause our ordinary share price to decline.

In September 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of March 31, 2022, we have issued and sold an aggregate of 6,000,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.1 million. From April 1, 2022 and through the date of this filing, we had issued and sold an aggregate of 1,200,000 ordinary shares pursuant to the Purchase Agreement and received gross proceeds of $0.4. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.6 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

In May 2021, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing ATM agreement with Jefferies entered into in June 2019 was terminated. We did not incur any termination penalties as a result of the replacement of the prior agreement with Jefferies. As of March 31, 2022, we have issued and sold an aggregate of 19,570,971 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $31.0 millionand net proceeds of $29.8 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 276,150 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $118 thousand and net proceeds of $115 thousand, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $10.5 million under the New Sale Agreement.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(15,870)	$(21,626)
Investing activities	(36)	(120)
Financing activities	2,194	34,930
Effects of foreign currency translation on cash	(164)	244
Net increase (decrease) in cash, cash equivalents and restricted cash	$(13,876)	$13,428

Operating Activities

Cash flow used in operating activities for the three months ended March 31, 2022 was $15.9 million compared to $21.6 million for the three months ended March 31, 2021, representing a 27% decrease. The $5.8 million decrease was primarily due to due to a $2.4 million decrease in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods, and by lower working capital of $3.4 million primarily due to decreases in accounts receivable and lower increases in inventory offset by decreases in accounts payable, accrued expenses and other liabilities.

Investing Activities

Cash flow used in investing activities was primariliy for the purchase of property and equipment and was $35 thousand and $120 thousand for the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

Cash flow generated from financing activities for the three months ended March 31, 2022 was $2.2 million from our Purchase Agreement with Lincoln Park , as well as our Sale Agreement. Cash flow generated from financing activities for the three months ended March 31, 2021 was $34.9 million from our March 2021 financing, as well as our prior ATM agreement with Jefferies.

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

As described above, on March 11, 2020, we entered into a Third Amendment to our Loan Agreement with Hercules. Pursuant to the Third Amendment, we repaid to Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance

(as defined in Note 6 to our consolidated financial statements) may be requested by us under the Loan Agreement was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. Based on our current operating plans, we expect that our existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q, together with our anticipated SIVEXTRO and XENLETA commercial sales receipts, will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements well into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial promotion and distribution, medical affairs and other commercialization activities, as well as investing in our supply chain for the commercialization of SIVEXTRO, XENLETA and CONTEPO, if approved. We expect to seek additional funding in future periods to support these activities.

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

We have contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of XENLETA, the purchase of SIVEXTRO finished product and other research and development activities. The contractual commitments are further described in Note 15 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Note 12 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Capital Expenditures

Capital expenditures were $35 thousand and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Currently, there are no material capital projects planned in 2022.

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

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, our operations may be adversely affected by inflation in the future.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net losses were $11.8 million for the three months ended March 31, 2022, $49.5 million for the year ended December 31, 2021 and $69.5 million for the year ended December 31, 2020. As of March 31, 2022, we had an accumulated deficit of $607.5 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements and XENLETA and SEVEXTRO product sales. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck Sharp & Dohme Corp. pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the SIVEXTRO Territory. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021 and has engaged in-house district managers in April 2022. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with the promotion and distribution efforts for SIVEXTRO, our regulatory approval efforts, supply chain investments and commercialization of XENLETA, and, if it receives marketing approval, the commercialization of CONTEPO. We expect to seek additional funding in future periods to support these activities. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and, if approved, CONTEPO and successfully commercialize SIVEXTRO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring intended to reduce costs and to align the capabilities of our sales effort with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of our Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021 and has engaged in-house district managers in April 2022. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of March 31, 2022, we had cash and cash equivalents, restricted cash and short-term investments of $34.0 million. Based on our available cash resources and anticipated SIVEXTRO and XENLETA commercial sales receipts, we believe we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable.

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

Additionally, the time during which the Tranche Advance (as defined in Note 6 to our consolidated financial statements) may be requested by us under the Loan Agreement, was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Quarterly Report on Form 10-Q, together with our anticipated SIVEXTRO and XENLETA commercial sales receipts, will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements well into the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

We expect to continue to invest in critical commercial and medical affairs activities, as well as investing in our supply chain for the commercialization of SIVEXTRO and XENLETA and the potential commercial launch of CONTEPO. We expect to seek additional funding in future periods to support these activities.

Our future capital requirements will depend on many factors, including:

●	the costs and timing of process development and manufacturing scale-up activities associated with XENLETA and, if approved, CONTEPO;
●	the costs, timing and outcome of regulatory review of CONTEPO;
●	the costs of commercialization activities for SIVEXTRO, XENLETA and CONTEPO if we receive marketing approval for CONTEPO, including the costs and timing of establishing product sales, marketing distribution and outsourced manufacturing capabilities, including the costs of building finished product inventory and its components in preparation of initial marketing of CONTEPO;
●	revenue received from commercial sales of SIVEXTRO, XENLETA and, subject to the resubmission of the CONTEPO NDA and potential receipt of marketing approval, CONTEPO;
●	the costs of developing XENLETA and CONTEPO for the treatment of additional indications;
●	the impact of the COVID-19 pandemic;
●	our ability to establish collaborations on favorable terms, if at all;
●	the scope, progress, results and costs of product development of any other product candidates that we may develop;
●	the extent to which we in-license or acquire rights to other products, product candidates or technologies, including additional community products;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights and defending against intellectual property-related claims;
●	the continued availability of Austrian governmental grants;
●	the costs of our physical presence in the United States, Ireland and Austria;
●	interest expense on our debt and the eventual repayment of our debt obligations which began in April 2022;

●	the requirement to keep minimum cash balances per the terms of our debt obligations as well as our ability to remain in compliance with our debt covenants;
●	the costs of operating as a company with a commercial rather than a research and development focus; and
●	the costs of operating as a public company in the United States.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the ordinary shares held by our non-affiliates. As of March 28, 2022, the aggregate market value of our ordinary shares held by our non-affiliates was approximately $32.1 million, based on 61,197,667 ordinary shares held by non-affiliates and a price of $0.525 per share, which was the last reported sale price of our ordinary shares on the Nasdaq Global Select Market on February 9, 2022. We therefore are limited by the Baby Shelf Rule as of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, until such time as our public float exceeds $75.0 million. We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

In June 2019, we entered into an Open Market Sale AgreementSM, or the Jefferies ATM Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

In May 2021, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement. As of March 31, 2022, we have issued and sold an aggregate of 19,570,971 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $31.0 million and net proceeds of $29.8 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 276,150 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $118 thousand and net proceeds of $115 thousand, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $10.5 million under the Sale Agreement.

On December 20, 2019, we sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of March 31, 2022, there were 1,379,310 warrants outstanding from the offering, where each warrant has an exercise price of $19.00 per share and will expire on the date that is three years and six months after the initial issuance date.

On May 29, 2020, we entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which we issued and sold in a registered direct offering an aggregate of 4,144,537 ordinary shares and accompanying warrants to purchase up to an aggregate of 4,144,537 ordinary shares. Each share we issued and sold together with an accompanying warrant at a combined price of $9.1686. The proceeds to us from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the issuance date. As of March 31, 2022, there were 4,059,532 warrants outstanding from the offering at an exercise price of $7.92 per share.

On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, is exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance. As of March 31, 2022, there were 5,180,505 warrants outstanding from the offering at an exercise price of $2.39 per share.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of March 31, 2022, we have issued and sold an aggregate of 6,000,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.1 million. From April 1, 2022 and through the date of this filing, we had issued and sold an aggregate of 1,200,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $0.4 million. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.6 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

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

On March 11, 2020, we entered into the Amendment to the Loan Agreement pursuant to which we agreed to repay to Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. Following the Prepayment, there remains outstanding $5.0 million in principal amount under the Loan Agreement, the end of term loan charge payment of $2.4 million and the Prepayment fee of $300,000, and we are eligible to request to borrow an additional $5.0 million subject to the lender’s sole discretion. We began to repay the outstanding principal amount under the Loan Agreement in April 2022.

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

We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022, which date may be extended until July 1, 2022, subject to our receipt of a specified amount of additional net financing proceeds and the achievement of a specified product revenue milestone. Additionally, the time during which the Tranche Advance (as defined in Note 6 to our consolidated financial statements) may be requested by us under the Loan Agreement was extended until the Amortization Date. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $1.4 million for the year ended December 31, 2020 and $1.3 million for the year ended December 31, 2019. We have not received any research premium for our qualified 2022 and 2021 expenditures as of March 31, 2022. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others:

●	impacts due to travel limitations and mobility restrictions;
●	manufacturing disruptions and delays, supply chain disruptions and shortages, including challenges related to reliance on third-party suppliers resulting in reduced availability of materials or components used in the development, manufacturing, distribution or administration of our products;
●	disruptions to pipeline development and clinical trials, including difficulties or delays in enrolling certain clinical trials, retaining clinical trial participants, accessing needed supplies, and accruing a sufficient number of cases in certain clinical trials;
●	decreased product demand, due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, resulting in fewer new prescriptions;
●	costs associated with the COVID-19 pandemic, including practices intended to reduce the risk of transmission, increased supply chain costs challenges related to our business development initiatives, including potential delays or disruptions related to regulatory approvals;
●	interruptions or delays in the operations of regulatory authorities, which has delayed potential approval of new products we are developing;
●	challenges operating in a virtual work environment;
●	increased cyber incidents such as phishing, social engineering and malware attacks;

●	challenges related to our intellectual property, both domestically and internationally, including in response to any pressure or legal or regulatory action that could potentially result in us not seeking intellectual property protection for, licensing, or agreeing not to enforce or being restricted from enforcing, intellectual property rights related to our products challenges related to conducting oversight and monitoring of regulated activities in a remote or virtual environment;
●	challenges related to our human capital and talent development, including challenges in attracting, hiring and retaining highly skilled and diverse workforce;
●	challenges related to vaccine mandates and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts, and government or regulatory actions to contain the virus or control the supply of medicines.

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

Additionally, certain of the activities of our former collaborator, Sinovant, were delayed in China. If these delays continue and impact Sumitomo Pharmaceuticals (Suzhou)’s, Sinovant’s successor, efforts to develop and commercialize lefamulin in China, our receipt of future milestone payments or potential royalties on sales of the China Region Licensed Products may be delayed. Also, the spread of COVID-19 may affect the ability of our third-party manufacturers to supply XENLETA, CONTEPO or any future product candidates. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021 and has engaged in-house district managers in April 2022.

Further, the COVID-19 pandemic, and the volatile global economic conditions stemming from the pandemic, could precipitate or amplify the other risks that we identify in this Risk Factors section, which could adversely affect our business, operations and financial condition and results. We are continuing to monitor the latest developments regarding the COVID-19 pandemic and its effects on our business, operations and financial condition and results, and have made certain assumptions regarding the COVID-19 pandemic for purposes of our operational planning and financial projections, including assumptions regarding the duration, severity and the global macroeconomic impact of the pandemic. Despite careful tracking and planning, we are unable to accurately predict the extent of the impact of the pandemic on our business, operations and financial condition and results due to the uncertainty of future developments. In particular, we believe the ultimate impact on our business, operations and financial condition and results will be affected by the speed and extent of the continued spread of the coronavirus globally, the emergence of additional virus variants, the duration of the pandemic, new information regarding the severity and incidence of COVID-19, the safety, efficacy and availability of vaccines and treatments for COVID-19, the rate at which the population becomes vaccinated against COVID-19, the global macroeconomic impact of the pandemic and governmental or regulatory actions to contain the virus or control supply of medicines and vaccines. The pandemic may also affect our business, operations or financial condition and results in a manner that is not presently known to us or that we currently do not consider as presenting significant risks. The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our ordinary share price and trading in our ordinary shares.

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort.

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring reduced costs to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of our Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021 and has engaged in-house district managers in April 2022.

We depend heavily on the success of SIVEXTRO, approved by the FDA for oral and IV use of adults and adolescents for the treatment of ABSSSI, XENLETA, which the FDA has approved for oral and IV use for the treatment of CABP, and CONTEPO, which we are developing for the treatment of cUTI, including AP. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for SIVEXTRO, XENLETA or, if approved, CONTEPO, or experience significant delays in doing so, our business will be materially harmed.

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

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell SIVEXTRO, XENLETA, if approved, CONTEPO or any future product candidates that receive marketing authorization into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of SIVEXTRO, XENLETA, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 7,800 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021 and has engaged in-house district managers in April 2022.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing SIVEXTRO, XENLETA, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for SIVEXTRO, XENLETA and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with incremental sales representatives in the third quarter of 2021 and has engaged in-house district managers in April 2022. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

There are a variety of available therapies marketed for the treatment of ABSSSI, CABP and cUTI. Currently the treatment of ABSSSI, CABP and cUTI is dominated by generic products. For both hospitalized and community patients, combination therapy is frequently used for CABP and at times for cUTI. Many currently approved drugs are well-established therapies and are widely accepted by physicians, patients, medical association guidelines and third-party payors for the treatment of CABP and ABSSSI. We also are aware of various drugs under development or recently approved by the FDA for the treatment of CABP and ABSSSI, including omadacycline (Nuzyra approved by the FDA in October 2018 on behalf of Paratek Pharmaceuticals Inc. for both CABP and ABSSSI), delafloxacin (Baxdela approved by the FDA for ABSSSI in June 2017 and expanded for CABP in October 2019 on behalf of Melinta Therapeutics Inc.), and oral nafithromycin (Phase 2 clinical development by Wockhardt Ltd. for CABP). If approved, we expect CONTEPO will face competition from commercially available branded antibiotics for the treatment of UTI such as ceftazidime-avibactam (Avycaz), meropenem-vaborbactam (vabomere), plazomicin (Zemdri), ceftolozane-tazobactam (Zerbaxa), as well as imipenem-cilastatin-relebactam (Recarbrio approved by the FDA in July 2019 on behalf of Merck & Co., Inc.), cefiderocol (Fetroja approved by the FDA in November 2019 on behalf of Shionogi Inc.), or drugs under development such as tebipenem HBr (NDA to FDA for the Treatment of Complicated Urinary Tract Infections including Pyelonephritis in October 2021– Spero Therapeutics), cefepime-taniborbactam (under Phase 3 clinical development by Venatorx Pharmaceuticals), cefepime-enmetazobactam (under Phase 3 clinical development by Allecra Therapeutics), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics), sulopenem (under development by Iterum Therapeutics), and BOS-228 (under development by Boston Pharmaceuticals), as well as generically available agents including piperacillin-tazobactam, fluoroquinolones, carbapenems, aminoglycosides, tigecycline, and polymyxins.

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

We may not be able to initiate or continue clinical trials for our product candidates, including with respect to XENLETA, CONTEPO or any other product candidate that we develop, if we are unable to locate and enroll a sufficient number of eligible patients to participate in these clinical trials, including our Phase 1 clinical trial of IV XENLETA in pediatric patients. In addition, the COVID-19 pandemic has resulted in enrollment temporary and long-term suspension globally for many clinical trials. For example, research sites were temporarily closed for enrolment for a large part of 2020, and inpart of 2021 for our clinical trial to evaluate CONTEPO for use in pediatric patients with cUTIs.. Some of our competitors have ongoing clinical trials for product candidates that could be competitive with XENLETA and CONTEPO, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for additional collaborations outside greater China and Canada will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. In addition, armed hostilities, acts of terrorism and other violence, or general political instability, in the jurisdictions where we seek to enter collaborations, or in neighboring jurisdictions, may prevent us from establishing a collaboration in such jurisdictions. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Mergers and acquisitions in the pharmaceutical and biotechnology industries may also reduce the number of potential collaborators with whom we could partner. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology, including interference, derivation, inter partes review or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and proceedings may increase as our product candidates approach commercialization, and as we gain greater visibility as a public company with commercial products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our products and product candidates. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing SIVEXTRO®, XENLETA® or CONTEPO™. Thus, we do not know with certainty whether SIVEXTRO, XENLETA, CONTEPO or any other product candidate, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

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

Despite the implementation of security measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect the service reliability and threaten the confidentially, integrity and availability of information. Cyber-

attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. Additional reductions in headcount occurred in the third quarter including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. The restructuring was intended to reduce costs and to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, as well as our business development strategy to in-license additional community products, such as SIVEXTRO and additional community products. The restructuring resulted in the termination of long-

term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the restructuring described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. In addition, we may not achieve anticipated benefits from the restructuring. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

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

The trading price of our ordinary shares has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

●	our ability to successfully commercialize the oral and IV formulations of XENLETA for the treatment of CABP and the IV formulation of CONTEPO, if approved;
●	our ability to promote and distribute SIVEXTRO;
●	our ability to obtain FDA approval of CONTEPO for the treatment of cUTIs, including AP;
●	our ability to successfully implement our proposed business strategy;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the United States, the European Union and other countries or regions;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products, including additional community products;
●	one or more of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;
●	our ability to comply with the restrictive covenants under our Loan Agreement and avoid an event of default that may lead to an acceleration of the amounts due under the Loan Agreement;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	perception and market performance of companies that are perceived to be similar to us:
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	activism by any single large shareholder or combination of shareholders;
●	our need to raise additional funds;
●	our ability to meet the minimum listing requirements for continued listing on The Nasdaq Global Select Market;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 61,725,236 ordinary shares outstanding as of March 31, 2022. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of March 31, 2022, an aggregate of 587,726 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019, we entered into the Jefferies ATM Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

On May 6, 2021, we entered into the Sale Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of March 31, 2022, we have issued and sold an aggregate of 19,570,971 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $31.0 million and net proceeds of $29.8 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 276,150 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $118 thousand and net proceeds of $115 thousand, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $10.5 million under the Sale Agreement.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our Ordinary Shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 Ordinary Shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase up to (i) 400,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $0.25 per share on Nasdaq, (ii) 600,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $2.00 per share on Nasdaq or (iii) 800,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $3.00 per share on Nasdaq. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2,500,000 absent a mutual agreement to increase such amount. As of March 31, 2022, we have issued and sold an aggregate of 6,000,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.1 million. From April 1, 2022 and through the date of this filing, we had issued and sold an aggregate of 1,200,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $0.4 million. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.6 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

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

Based on our gross income and average value of our gross assets for each relevant taxable year, and given the nature of our business, we do not believe that we were a PFIC for any such taxable year from our initial public offering through the year ended December 31, 2021, although there is no assurance that the IRS will agree with this conclusion. Our status in any taxable year (determined without regard to our status in any prior taxable year) will depend on our assets and activities in that year, and because this is a factual determination made annually after the end of the year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any other taxable year. In particular, in many cases the gross value of our assets may be inferred from the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies can be especially volatile. In other cases, factors external to our specific circumstances may make the presumptive relationship between the gross value of our assets and our market capitalization unreliable, in which case the gross value of our individual assets, based upon valuation methods suitable for use in U.S. federal tax matters (the choice of which may vary from taxable year to taxable year), will govern the determination of our status. While, based on the market price of our ordinary shares, we would be treated as a PFIC in 2021, we believe that the market price rendered an unreliable valuation of our gross assets during that year. Based on our valuation of our gross assets taking into account our specific circumstances, we believe that we were not a PFIC in 2021. There is no assurance, however, that the IRS will agree with our valuation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended March 31, 2022 that were not registered under the Securities Act of 1933, as amended, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Purchase of Equity Securities

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	Side Agreement to Manufacturing Services Agreement, dated November 19, 2021, by and among Nabriva Therapeutics Ireland DAC and Patheon UK Ltd.	10-K	001-37558	03/29/2022	10.58
10.2	Form of Contingent RSU Award Agreement under the 2020 Share Incentive Plan, as amended	10-K	001-37558	03/29/2022	10.57
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: May 5, 2022
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Daniel Dolan
Daniel Dolan
Chief Financial Officer
(Principal Financial and Accounting Officer)