Form 10-Q
period 2022-06-30
Nabriva Therapeutics plc
filed 2022-08-03
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-37558

Nabriva Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25-28 North Wall Quay
IFSC, Dublin 1, Ireland	Not applicable
(Address of principal executive offices)	(Zip Code)

+353 1 649 2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	NBRV	The Nasdaq Capital Market

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

As of July 31, 2022, the registrant had 66,544,703 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “around,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis or at all;
●	our ability to adequately secure additional financing;
●	our ability to meet the minimum listing requirements for listing on The Nasdaq Capital Market;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of SIVEXTRO, XENLETA and/or CONTEPO, if approved;
●	our ability to build, manage and maintain a sales force for the commercialization of SIVEXTRO, XENLETA and CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO for the treatment of cUTIs and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA for CABP and any other product candidates we may develop or obtain;
●	our plans to pursue development of other product candidates including XENLETA for the treatment of infections in patients with cystic fibrosis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;

●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;
●	our ability to satisfy payments and comply with the terms of the Hovione Supply Agreement for the long-term commercial supply of the active pharmaceutical ingredient for XENLETA;
●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters, including the ability of regulatory authorities to operate;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or preclinical studies in different disease indications will be indicative of the results of ongoing or future trials;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	the future development and commercialization of XENLETA in the greater China region,Canada and Eastern Europe;
●	our expectations with respect to milestone payments pursuant to the Agreement and Plan of Merger, dated July 23, 2018, and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the acquisition of Zavante Therapeutics, Inc., or the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of SIVEXTRO for acute bacterial skin and skin structure infections, XENLETA for CABP, CONTEPO for cUTI and our other product candidates, if approved;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada, the greater China region, Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia;
●	the potential benefits under our license agreements with Sumitomo Pharmaceuticals (Suzhou), or the China Region License Agreement, with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement, and with Er-Kim Pharmaceuticals, or the Er-Kim License Agreement;
●	our future intellectual property position;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;

●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between our wholly owned subsidiary Zavante Therapeutics, Inc. and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the“Risk Factor Summary” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

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

●	We depend heavily on the success of SIVEXTRO, XENLETA and CONTEPO. The U.S. Food and Drug Administration, or FDA, has approved SIVEXTRO for oral and intravenous use by adults and adolescents for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, and XENLETA for oral and intravenous use for the treatment of community-acquired bacterial pneumonia, or CABP. CONTEPO is being developed for complicated urinary tract infections, or cUTI. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for SIVEXTRO and/or XENLETA, or experience significant delays in doing so, our business will be materially harmed and the value of our company may be depressed, which could impair our ability to raise capital or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.
●	We have incurred significant losses since our inception and anticipate that we will incur losses for at least the next several years and may never generate profits from operations or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our shareholders to lose all or part of their investment.
●	If we fail to meet the requirements to maintain our listing on The Nasdaq Capital Market, our ordinary shares could be delisted from trading, which would decrease the liquidity of our ordinary shares and our ability to raise additional capital.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations. We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due or to comply with minimum cash balance requirements.
●	The number of ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.
●	SIVEXTRO, XENLETA and any other product candidate that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such products and product candidates, if approved, may be smaller than we estimate.
●	We have entered into a Sales Promotion and Distribution Agreement with Merck & Co. related to the promotion, distribution and sale of SIVEXTRO. If our collaboration with Merck is not successful, we may incur significant expenses related to the distribution of SIVEXTRO without realizing adequate value from the agreement.
●	We have entered into and may enter into additional collaborations with third parties for the development or commercialization of XENLETA, CONTEPO and our other product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.
●	If we are unable to obtain and maintain patent protection for our technology, products and product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be adversely affected.
●	Business interruptions resulting from the SARS-CoV-2 infection causing COVID-19 outbreak or similar public health crises have caused and could continue to cause a disruption of the commercialization of our products and the development of our product candidates and adversely impact our business.
●	If clinical trials of XENLETA, CONTEPO or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, regulatory authorities in the European Union, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of XENLETA, CONTEPO or any other product candidate.
●	If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or undesirable side effects are identified in SIVEXTRO, XENLETA, or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.
●	We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.
●	The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation. We are incorporated as a public limited company under Irish law.
●	The intended efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate, and we may have exposure to additional tax liabilities or our effective tax rate could change, which could have a material impact on our results of operations and financial position.
●	U.S. persons who own 10 percent or more of our shares may be subject to U.S. federal income taxation on certain of our foreign subsidiaries’ income even if such income is not distributed to such U.S. persons.
●	A transfer of our ordinary shares, other than a transfer effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
●	We may be classified as a passive foreign investment company for one or more of our taxable years, which may result in adverse U.S. federal income tax consequence to U.S. holders.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$20,041	$47,659
Restricted cash	122	175
Short-term investments	—	16
Accounts receivable, net and other receivables	12,361	12,751
Inventory	15,535	14,509
Prepaid expenses	6,237	5,155
Total current assets	54,296	80,265
Property and equipment, net	206	233
Intangible assets, net	13	31
Other non-current assets	378	380
Total assets	$54,893	$80,909
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$6,624	$3,765
Accounts payable	1,073	4,372
Accrued expense and other current liabilities	11,635	13,829
Deferred revenue	—	374
Total current liabilities	19,332	22,340
Non-current liabilities:
Long-term debt	512	4,265
Other non-current liabilities	444	954
Total non-current liabilities	956	5,219
Total liabilities	20,288	27,559
Commitments and contingencies (Note 12)
Stockholders’ equity:
Ordinary shares, nominal value $0.01, 300,000,000 ordinary shares authorized at June 30, 2022; 64,580,211 and 56,715,306 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	646	567
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at June 30, 2022; None issued and outstanding	—	—
Additional paid in capital	652,501	648,432
Accumulated other comprehensive income	27	27
Accumulated deficit	(618,569)	(595,676)
Total stockholders’ equity	34,605	53,350
Total liabilities and stockholders’ equity	$54,893	$80,909

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Product revenue, net	$8,680	$6,940	$15,720	$7,070
Collaboration revenue	96	813	725	2,815
Research premium and grant revenue	415	490	766	887
Total revenues	9,191	8,243	17,211	10,772
Operating expenses:
Cost of revenues	(4,455)	(3,621)	(7,816)	(3,683)
Research and development expenses	(4,088)	(3,150)	(7,605)	(7,018)
Selling, general and administrative expenses	(11,047)	(12,854)	(23,747)	(24,901)
Total operating expenses	(19,590)	(19,625)	(39,168)	(35,602)
Loss from operations	(10,399)	(11,382)	(21,957)	(24,830)
Other income (expense):
Other income (expense), net	(92)	470	216	348
Interest expense, net	(198)	(236)	(413)	(457)
Loss before income taxes	(10,689)	(11,148)	(22,154)	(24,939)
Income tax expense	(385)	(606)	(739)	(796)
Net loss	$(11,074)	$(11,754)	$(22,893)	$(25,735)

Loss per share
Basic and diluted loss per share	$(0.18)	$(0.29)	$(0.38)	$(0.77)
Weighted average number of shares:
Basic and diluted	63,238,080	40,573,848	61,028,388	33,532,837

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders'
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2021	21,079	$211	$579,123	$27	$(546,226)	$33,135
Issuance of ordinary shares	14,294	143	37,097	—	—	37,240
Shares issued in connection with the vesting of restricted share units	40	—	1	—	—	1
Equity transaction costs	—	—	(2,325)	—	—	(2,325)
Stock-based compensation expense	—	—	921	—	—	921
Net loss	—	—	—	—	(13,981)	(13,981)
March 31, 2021	35,413	354	614,817	27	(560,207)	54,991
Issuance of ordinary shares	14,313	142	25,997	—	—	26,139
Shares issued in connection with the employee stock purchase plan	—	—	—	—	—	—
Shares issued in connection with the vesting of restricted stock units	12	1	(1)	—	—	—
Equity transaction costs	—	—	(992)	—	—	(992)
Stock-based compensation expense	—	—	817	—	—	817
Net loss	—	—	—	—	(11,754)	(11,754)
June 30, 2021	49,738	$497	$640,638	$27	$(571,961)	$69,201

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders'
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2022	56,715	$567	$648,432	$27	$(595,676)	$53,350
Issuance of ordinary shares	4,938	49	2,172	—	—	2,221
Shares issued in connection with the vesting of restricted share units	72	1	(1)	—	—	—
Equity transaction costs	—	—	(127)	—	—	(127)
Stock-based compensation expense	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	(11,819)	(11,819)
March 31, 2022	61,725	617	651,476	27	(607,495)	44,625
Issuance of ordinary shares	2,843	28	790	—	—	818
Shares issued in connection with the vesting of restricted share units	12	1	—	—	—	1
Equity transaction costs	—	—	(82)	—	—	(82)
Stock-based compensation expense	—	—	317	—	—	317
Net loss	—	—	—	—	(11,074)	(11,074)
June 30, 2022	64,580	$646	$652,501	$27	$(618,569)	$34,605

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(22,893)	$(25,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income (expense), net	3	73
Non-cash interest income	(4)	—
Non-cash interest expense	222	249
Depreciation and amortization expense	155	188
Amortization of right-of-use assets	—	281
Stock-based compensation	1,334	1,738
Other, net	(112)	16
Changes in operating assets and liabilities:
(Increase) decrease in other non-current assets	2	(10)
Increase in accounts receivable, net and other receivables and prepaid expenses	(692)	(13,382)
Increase in inventory	(1,026)	(4,290)
Decrease in accounts payable	(3,265)	(1,249)
Increase (decrease) in accrued expenses and other liabilities	(2,155)	1,630
Decrease in deferred revenue	(374)	(187)
Decrease in other non-current liabilities	(104)	(192)
Increase in income tax liabilities	—	670
Net cash used in operating activities	(28,909)	(40,200)
Cash flows from investing activities
Purchases of equipment and intangible assets	(99)	(18)
Changes in restricted cash	(53)	(51)
Net cash used in investing activities	(152)	(69)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	2,046	25,462
Proceeds from at-the-market facility	993	37,970
Repayments of unexercised warrant nominal values	(406)	—
Repayments of long-term borrowings	(949)	—
Equity transaction costs	(282)	(3,276)
Net cash provided by financing activities	1,402	60,156

Effects of exchange rate changes on the balance of cash held in foreign currencies	(12)	(157)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(27,671)	19,730
Cash, cash equivalents, and restricted cash at beginning of period	47,834	41,590
Cash, cash equivalents and restricted cash at end of period	$20,163	$61,320
Supplemental disclosure of cash flow information:
Interest paid	$240	$248
Taxes paid	$853	$—
Equity transaction costs included in accounts payable and accrued expenses	$639	$806

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

In July 2022, the Company entered into an exclusive Distribution Agreement with Er-Kim Pharmaceuticals, or Er-Kim, for the oral and intravenous formulations of XENLETA. Under the terms of the agreement, Er-Kim gains exclusive rights to distribute XENLETA in nine countries, including Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia. Er-Kim also may distribute XENLETA to an additional five countries through a Named Patient Usage (NPU) program. The Company will be the exclusive supplier of XENLETA to Er-Kim.

On April 22, 2022, the Company agreed to an extension of the Sales Promotion and Distribution Agreement with MSD International GmbH and Merck Sharp & Dohme Corp. for exclusive distribution of SIVEXTRO® for injection, intravenous use and oral use, in the SIVEXTRO Territory (as defined below) through at least December 31, 2026. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of ABSSSI caused by certain susceptible Gram-positive microorganisms.

In September 2021, Sumitomo Pharmaceuticals (Suzhou) and the Company announced the approval received by Sumitomo Pharmaceuticals (Suzhou) to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan.

In September 2020, the Centers for Medicare & Medicaid Services, or CMS, granted a new technology add-on payment, or NTAP, for XENLETA® (lefamulin) for injection, when administered in the hospital inpatient setting. Both the intravenous, or IV, and oral formulations of XENLETA were granted Qualified Infectious Disease Product, or QIDP, and Fast Track designation by the U.S. Food and Drug Administration, or FDA. NTAP was also granted for CONTEPO™ (fosfomycin for injection, previously referred to as ZTI-01 and ZOLYD), making it the first QIDP antibiotic to be granted conditional NTAP approval prior to receiving FDA approval. CONTEPO was granted QIDP and Fast Track Designation by the FDA for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis.

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

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements and XENLETA and SEVEXTRO product sales. As of June 30, 2022, the Company had cash, cash equivalents and restricted cash of $20.2 million.

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

The Company follows the provisions of Financial Accounting Standards Board, or FASB, ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. As a result, based on the Company’s available cash and cash equivalents and restricted cash, the minimum cash required under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., and in accordance with the requirements of ASC 205-40, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its shareholders to lose all or part of their investment.

In May 2021, the Company entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, as agent, pursuant to which the Company may offer and sell ordinary shares from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of June 30, 2022, the Company has issued and sold an aggregate of 21,214,105 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $31.4 million and net proceeds of $30.1 million, after deducting commissions to Jefferies and other offering expenses. From July 1, 2022 and through the date of this filing, the Company has issued and sold an aggregate of 1,963,374 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $0.4 million and net proceeds of $0.4 million, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $9.8 million under the Sale Agreement.

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of its ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of its ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of its ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of June 30, 2022, the Company has issued and sold an aggregate of 7,200,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.5 million. From July 1, 2022 and through the date of this filing, the Company did not sell any shares under the Purchase Agreement. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $18.6 million under the Purchase Agreement, subject to the Nasdaq rules which may limit the Company’s ability to make sales of its ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

Based on its current operating plans, the Company expects that its existing cash, cash equivalents and restricted cash as of the filing date of this Quarterly Report on Form 10-Q together with its anticipated SIVEXTRO and XENLETA commercial sales receipts will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements substantially through the fourth quarter of 2022. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

The accompanying consolidated financial information as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 are unaudited. The December 31, 2021 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2022.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the six months ended June 30, 2022.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company's supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. As of June 30, 2022, the Company had a $1.1 million non-cash reserve for excess and obsolete finished goods inventory due to the uncertainty of commercial activities underlying XENLETA product sales. Inventory reported at June 30, 2022 and December 31, 2021 consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2022	2021
XENLETA raw materials	$913	$1,528
XENLETA work in process	9,532	9,142
XENLETA finished goods	333	18
Total XENLETA	10,778	10,688
SIVEXTRO finished goods	4,757	3,821
Total inventory	$15,535	$14,509

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
Cash equivalent:
Money market fund	$3,066	$—	$—	$3,066
Total assets	$3,066	$—	$—	$3,066

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short-term investments:
Term deposits	16	—	—	16
Total assets	$8,066	$—	$—	$8,066

There were no transfers between levels in the six months ended June 30, 2022 or the year ended December 31, 2021. There were no changes in valuation techniques during the six months ended June 30, 2022.

As of June 30, 2022, and December 31, 2021, the Company did not hold any financial instruments as liabilities that were held at fair value. Receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities include the following:

	As of June 30,	As of December 31,
(in thousands)	2022	2021
Research and development related costs	$1,039	$789
Payroll and related costs	3,345	5,085
Accounting, tax and audit services	713	736
Manufacturing and inventory	855	592
Product returns	1,087	2,282
Government rebates	2,195	1,751
Other accrued gross to net	1,428	1,090
Other	973	1,504
Total other current liabilities	$11,635	$13,829

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

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted Hercules a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to certain exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; and add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. The Company was in compliance with all of its Loan Agreement covenants at June 30, 2022.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. The carrying value of the term loan payable at June 30, 2022 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $4.1 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as of June 30, 2022 and December 31, 2021 consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2022	2021
Term loan payable	$4,051	$5,000
End of term fee	2,472	2,331
Unamortized debt issuance costs	(87)	(145)
Carrying value of term loan	6,436	7,186
Other long-term debt	700	844
Less: Amounts due within one year	(6,624)	(3,765)
Total long-term debt	$512	$4,265

Maturities of long-term debt, including the end of term fee as of June 30, 2022 were as follows:

(in thousands)
2022	$2,060
2023	$4,987
2024	$175
2025	$175

7.           Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Product revenue, net	$8,680	$6,940	$15,720	$7,070
Collaboration revenues	96	813	725	2,815
Research premium and grant revenue	415	490	766	887
Total revenues	$9,191	$8,243	$17,211	$10,772

Collaboration revenues for the six months ended June 30, 2022 were $0.7 million which includes collaboration revenues related to the restructured China Region License Agreement, a portion of which was recognized over the estimated period of the manufacturing collaboration and regulatory support that has been provided to Sumitomo Pharmaceuticals (Suzhou) (see Note 11). Collaboration revenues for the six months ended June 30, 2021 included $1.6 million related to the restructured license agreement with Sinovant Sciences, Ltd., or Sinovant, which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant, as well as $1.2 million of the Company’s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc.

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

For the six months ended June 30, 2022 and 2021, SIVEXTRO product revenues, net of gross-to-net accruals and adjustments for returns were $15.7 million and $6.9 million, respectively. For the six months ended June 30, 2022 and 2021 XENLETA product revenues, net of gross-to-net accruals and adjustments for returns, were $14 thousand and $0.2 million, respectively. The Company´s gross-to-net, or GTN, estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

For the six months ended June 30, 2022, the Company recorded a $0.3 million returns reserve adjustment for shelf life expiration of certain XENLETA products. For the six months ended June 30, 2021, the Company recorded a $0.1 million returns reserve adjustment for shelf life expiration of certain XENLETA products.

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

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or the 2020 AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 930,000 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the 2020 AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the 2015 SOP, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards. Under the 2020 Plan the Company granted RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022. The Company also granted RSUs to certain employees, where vesting of the RSUs was subject to individual performance goals. The Company granted RSUs to certain employees which vest as to 25% of the shares underlying the RSUs in four annual increments. Additionally, the Company granted 7,000 RSUs to its former Chief Medical Officer and to its former Chief Financial Officer, which vest as to 50% of the shares underlying the RSUs each year over the term of their respective consulting agreements. During the six months ended June 30, 2022, option awards to purchase 592,000 ordinary shares with an exercise price of $0.45 per share and 295,900 RSUs were granted under the 2020 Plan, subject to shareholder approval, which, in the case of the options, will automatically convert to cash-settled share appreciation rights and, in the case of the RSUs, will represent the right to receive the economic equivalent of one ordinary share of the Company in cash on the applicable vesting date, in each case, if our shareholders do not approve the increase to our 2020 Plan at our 2022 Annual General Meeting of Shareholders. As a result, such grants awarded under the 2020 Plan are liability classified until such shareholder approval is obtained. Stock-based compensation expense for liability classified option awards and RSUs under the 2020 Plan was $42 thousand for the six months ended June 30, 2022.

At June 30, 2022, 83,052 ordinary shares excluding the liability classified awards were available for future issuance under the 2020 Plan.

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

Stock Options

The following table summarizes information regarding the Company’s stock option awards for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	intrinsic
		price in	Term	value
	Options	$ per share	(in years)	(in thousands)
Outstanding as of January 1, 2022	1,348,477	20.46	8.0	—
Granted	604,000	0.45		—
Exercised	—	—		—
Cancelled and forfeited	(1,284)	13.99		—
Outstanding as of June 30, 2022	1,951,193	14.26	8.2	$—
Vested and exercisable as of June 30, 2022	620,517	40.57	6.8	$—

The Company has 1,951,193 option grants outstanding at June 30, 2022 with exercise prices ranging from $0.45 per share to $110.00 per share. As of June 30, 2022, there was $1.2 million of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted-average remaining vesting period of 0.8 years.

The stock options granted in the six months ended June 30, 2022 had a weighted average grant date fair value of $0.44 per share based on a Black Scholes option pricing model. The significant inputs into the model were as follows

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

Restricted Share Units (“RSUs”)

The following table summarizes information regarding the Company’s restricted share unit awards for the six months ended June 30, 2022:

		Weighted
		average fair
	RSUs	value in $ per share
Outstanding as of January 1, 2022	789,738	2.92
Granted	489,300	0.44
Vested and issued	(102,013)	4.70
Forfeited	(4,507)	2.21
Outstanding as of June 30, 2022	1,172,518	1.77

The Company has total unrecognized compensation costs of $0.8 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.3 years. The intrinsic value of RSU’s that vested during the six months ended June 30, 2022 was $44 thousand.

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Research and development expense	$161	$339
Selling, general and administrative expense	1,173	1,399
Total stock-based compensation expense	$1,334	$1,738

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

9.           Income Tax Expense

For the three and six months ended June 30, 2022, the Company recorded a tax expense of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2021, the Company recorded a tax expense of $0.6 million and $0.8 million, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at June 30, 2022 and December 31, 2021.

10.         Earnings (Loss) per Share

Basic and Diluted Loss per Share

For the three and six months ended June 30, 2022 and 2021, basic and diluted net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss for the period	$(11,074)	$(11,754)	$(22,893)	$(25,735)
Weighted average number of shares outstanding	63,238,080	40,573,848	61,028,388	33,532,837
Basic and diluted loss per share	$(0.18)	$(0.29)	$(0.38)	$(0.77)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock option awards	1,951,193	948,682	1,951,193	948,682
Restricted share units	1,172,518	741,484	1,172,518	741,484
Warrants	6,559,815	10,619,347	6,559,815	10,619,347

11.         Significant Arrangements and License Agreements

Er-Kim License Agreement

On July 13, 2022, the Company entered into an exclusive Distribution Agreement with Er-Kim for the oral and intravenous formulations of XENLETA. Under the terms of the agreement, Er-Kim gains exclusive rights to distribute XENLETA in nine countries, including Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia. Er-Kim also may distribute XENLETA to an additional five countries through a NPU program. The Company will be the exclusive supplier of XENLETA to Er-Kim.

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, the Company entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or Supplier, each a subsidiary of Merck & Co., Inc. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the SIVEXTRO Territory. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms. On April 12, 2021, in accordance with the terms of the Distribution Agreement, the Company began exclusive distribution of SIVEXTRO under its own National Drug Code, or NDC, and the Company recognizes 100% of net product sales of SIVEXTRO in its results of operations. On April 22, 2022, the Company agreed to an extension of the Sales Promotion and Distribution Agreement with MSD International GmbH and Merck Sharp & Dohme Corp. for exclusive distribution of SIVEXTRO® for injection, intravenous use and oral use, in the SIVEXTRO Territory through at least December 31, 2026.

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including the Company having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the SIVEXTRO Territory due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, the Company has been granted the right by MSD initially to promote the Products in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to the Products in the SIVEXTRO Territory. The Company successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with its own Nabriva NDC beginning April 12, 2021. Subject to applicable law, the Company is entitled to determine the final selling prices of the Products charged by the Company to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. The Company is responsible for all costs related to the promotion, sale and distribution of the Products by the Company, as well as all costs required to meet its staffing obligations under the Distribution Agreement. The Company is obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the SIVEXTRO Territory. The Company has agreed to employ a sales force or retain the services of a contract sales organization to fulfill its obligations under the Distribution Agreement. The Company continues to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. The Company expanded this effort to 60 sales representatives and may expand it further. The Company also piloted a virtual promotion effort with its own sales representatives in the third quarter of 2021 and engaged in-house district managers in April 2022.

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

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The Company has received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. The Company will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, the Company announced the restructuring of its China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. During 2021, management determined that the remaining $1.0 million milestone payment was probable of achievement and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, which was $0.6 million for the six months ended June 30, 2022, based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

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

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020 the Company announced that WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with the Company to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China, Canada, Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia. The Named Patient Program, or NPP, is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need.

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

Litigation

As of the date of the filing this Quarterly Report on Form 10-Q, there are no material outstanding legal proceedings against the Company or its current officers or directors.

13.         Subsequent Events

On July 13, 2022, the Company entered into an exclusive Distribution Agreement with Er-Kim, a leading partner for biotech companies in international markets, for the oral and intravenous formulations of XENLETA. Under the terms of the agreement, Er-Kim gains exclusive rights to distribute XENLETA in nine countries, including Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia. Er-Kim also may distribute XENLETA to an additional five countries through a NPU program. The Company will be the exclusive supplier of XENLETA to Er-Kim.

The Company received written notice from Nasdaq on January 4, 2022 indicating that, based on the closing bid price for the last 30 consecutive business days, the Company was not in compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Global Select Market, as set forth in Listing Rule 5450(a)(1) the (“Bid Price Rule”). The Notice did not result in the immediate delisting of the Company’s ordinary shares from the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A) (the “Compliance Period Rule”), the Company was provided a period of 180 calendar days, or until July 5, 2022 (the “Initial Compliance Date”), to regain compliance with the Bid Price Rule. The Company did not regain compliance with the Bid Price Rule by the Initial Compliance Date. On July 6, 2022, Nasdaq notified the Company that it is eligible for an additional 180 calendar day period, or until January 2, 2023 (the “Extended Compliance Date”), to regain compliance with the Bid Price Rule. Nasdaq’s determination was based on, among other things, (1) the Company’s written notice of its intention to transfer to the Nasdaq Capital Market and to cure the deficiency by the Extended Compliance Date by effecting a reverse stock split, if necessary and (2) the Company meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for the Nasdaq Capital Market, with the exception of the Bid Price Rule. On July 6, 2022, Nasdaq approved the Company’s transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market, a continuous trading market that operates in substantially the same manner as the Nasdaq Global Select Market. The transfer was effective at the opening of business on July 8, 2022. The Company’s ordinary shares continue to trade under the symbol “NBRV.” If, at any time before the Extended Compliance Date, the bid price for the Company’s ordinary shares closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, Nasdaq will provide written notification to the Company that it complies with the Bid Price Rule. If the Company does not regain compliance with the Bid Price Rule by the Extended Compliance Date, Nasdaq will provide written notification to the Company that its ordinary shares will be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel. The Company expects that its ordinary shares would remain listed on the Nasdaq Capital Market pending a Nasdaq hearing panel’s decision. There can be no assurance that, if the Company does appeal a delisting determination to a Nasdaq hearing panel, that such appeal would be successful.

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

Overview

We are a biopharmaceutical company engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, SIVEXTRO, for acute bacterial skin and skin structure infections, or ABSSSI, and XENLETA, for community-acquired bacterial pneumonia, or CABP, as well as one development product candidate, CONTEPO for complicated urinary tract infections, or cUTIs. In August 2019, our first product was approved by the U.S. Food and Drug Administration, or FDA, and we made it available in the United States in September 2019 under the brand name XENLETA. XENLETA (lefamulin) is a first-in-class semi-synthetic pleuromutilin antibiotic for systematic administration in humans discovered and developed by our team. XENLETA is designed to inhibit the synthesis of bacterial protein, that is required for bacteria to grow, by binding with high affinity, high specificity and at molecular targets that are different than other antibiotic classes. Based on results from two global, Phase 3 clinical trials, we believe that XENLETA is well-positioned for use as a first-line monotherapy for the treatment of CABP, due to its novel mechanism of action, targeted spectrum of activity, resistance profile, achievement of substantial drug concentration in lung tissue and fluid, availability of oral and intravenous, or IV, formulations and a generally well-tolerated safety profile. We believe XENLETA represents a potentially important treatment option for the five million adults in the United States diagnosed with CABP each year.

SIVEXTRO is approved for the treatment of ABSSSIs caused by certain susceptible Gram-positive microorganisms. Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force of a certain size and the restrictions related to COVID-19 needed to be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force of a certain size for the promotion and distribution of SIVEXTRO resulted in significant additional expense and our efforts to maintain a sales force may not be successful. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with our own sales representatives in the third quarter of 2021 and engaged in-house district managers in April 2022.

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

Since inception, we have incurred significant operating losses. As of June 30, 2022 we had an accumulated deficit of $618.6 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements and SIVEXTRO and XENLETA product sales. We have devoted substantially all of our efforts to research and development, including clinical trials, as well as commercializing SIVEXTRO and XENLETA. Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

We expect to continue to incur significant expenses and have negative cash flows for at least the next several years. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. In light of the COVID-19 pandemic, a substantial decrease of non-COVID-19 respiratory infections, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, the timing and amount of sales of SIVEXTRO, XENLETA or any product candidates are uncertain. Based on our current forecasts and plans, we will need to obtain substantial additional capital in connection with our continuing operations. Adequate additional capital may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs and commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease our operations, which could cause our shareholders to lose all or part of their investment.

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

Financial Operations Overview

Revenue

In September 2019, we had our commercial launch of XENLETA and, in April 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the six months ended June 30, 2022, we recorded $15.7 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns, and $14 thousand of XENLETA product revenue, net of gross-to-net accruals and adjustments for returns. Our distribution partners for XENLETA continue to hold inventory, with a 36 month shelf life, from the initial launch. With a near term shelf life expiration, we recorded a $0.3 million returns reserve adjustment in the first two quarters of 2022. We launched a new 10-count blister pack of XENLETA in the fourth quarter of 2021, which has a four year shelf life. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of SIVEXTRO and XENLETA.

Collaboration revenues for the six months ended June 30, 2022 were $0.7 million which includes collaboration revenues related to the restructured China Region License Agreement, a portion of which was recognized over the estimated period of the manufacturing collaboration and regulatory support that has been provided to Sumitomo Pharmaceuticals (Suzhou).

Our revenues for the six months ended June 30, 2022 included governmental research premiums, collaboration revenues and the benefit of government loans at below-market interest rates.

Cost of Revenues

Cost of revenues represented 20.0% and 10.3% of our total operating expenses for the six months ended June 30, 2022 and 2021, respectively. Cost of revenues primarily represent the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory. Other cost of revenues include costs associated with the manufacturing collaboration and regulatory support under our licensing agreements. The increase in cost of revenue for the six months ended June 30, 2022 was primarily due to the launch of SIVEXTRO under our own National Drug Code, or NDC, on April 12, 2021.

Research and Development Expenses

Research and development expenses represented 19.4% and 19.7% of our total operating expenses for the six months ended June 30, 2022 and 2021, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Six Months Ended June 30,
(in thousands)	2022	2021
Direct Costs
XENLETA	$1,320	$823
CONTEPO	196	206
Other programs and initiatives	864	708
Indirect Costs	5,225	5,281
Total research and development expenses	$7,605	$7,018

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

We initiated screening of our Phase 1 clinical trial to assess the safety and pharmacokinetics of oral and intravenous XENLETA for the treatment of resistant bacterial infections in adult patients with CF in March 2022, and have made substantial progress with enrollment. We expect to report topline results from the trial in the first half of 2023. Given the ongoing COVID-19 pandemic and the high risk it puts CF patients under, it is difficult to estimate recruitment timelines at this time.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 60.6% and 69.9% of our total operating expenses for the six months ended June 30, 2022 and 2021, respectively.

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

We expect selling, general and administrative expenses for the fiscal year ending December 31, 2022 to be comparable to those expenses reported for the fiscal year ended December 31, 2021.

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

The transaction price that we recognize as revenue reflects the amount we expect with the sale and transfer of control of the product to our customers. Once the customer takes control of the product, our performance obligation under the sale contract is complete and revenue is recorded net of applicable reserves for various types of variable consideration. The types of variable consideration are as follows:

●	Fees-for-service;
●	Product returns;
●	Chargebacks and rebates;
●	Government rebates;
●	Commercial payer and other rebates;
●	Group Purchasing Organizations, or GPO, administration fees; and

●	Voluntary patient assistance programs

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

XENLETA Inventory and Purchase Commitments

Our XENLETA inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and consists primarily of material costs, third-party manufacturing costs and related transportation costs in our supply chain. Our inventory is subject to expiration dating, which can be extended in certain circumstances. We also have non-cancellable purchase commitments for XENLETA active pharmaceutical ingredient, or API. We continually evaluate forecasted product sales for XENLETA which is used in estimating the need to reserve for estimated excess, slow-moving and obsolete inventory on hand and potential accrued losses on firm purchase commitments. For the six months ended June 30, 2022 and 2021, we recorded $0.1 million and $0.2 million, respectively, of changes to our non-cash reserve for excess and obsolete inventory due to timing of expiry dating of expiring inventory. To the extent forecasted sales for XENLETA fluctuate based on the evolution of patient demand, there could be additional adjustments to reserves for inventory on hand or adjustments to purchase commitments.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Consolidated operations data:
Product revenue, net	$8,680	$6,940	$1,740
Collaboration revenue	96	813	(717)
Research premium and grant revenue	415	490	(75)
Total revenues	9,191	8,243	948
Costs and expenses:
Cost of revenues	(4,455)	(3,621)	(834)
Research and development expenses	(4,088)	(3,150)	(938)
Selling, general and administrative expenses	(11,047)	(12,854)	1,807
Total operating expenses	(19,590)	(19,625)	35
Loss from operations	(10,399)	(11,382)	983
Other income (expense):
Other income (expense), net	(92)	470	(562)
Interest expense, net	(198)	(236)	38
Loss before income taxes	(10,689)	(11,148)	459
Income tax expense	(385)	(606)	221
Net loss	$(11,074)	$(11,754)	$680

Revenues

Revenues for the three months ended June 30, 2022 were $9.2 million compared to $8.2 million for the three months ended June 30, 2021. The $1.0 million increase was primarily due to a $1.6 million increase in SIVEXTRO product revenue, net and a $0.1 million increase in XENLETA product revenue, net, offset by a $0.7 million decrease in collaboration revenues.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2022 was $4.5 million compared to $3.6 million for the three months ended June 30, 2021. The $0.8 million increase was primarily due to SIVEXTRO cost, which were not incurred prior to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck. For the three months ended June 30, 2022 and 2021, cost of revenues include $37 thousand and $0.2 million, respectively, of a non-cash reserve adjustment for excess and obsolete XENLETA inventory due to timing of expiring inventory.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 were $4.1 million compared to $3.2 million for the three months ended June 30, 2021, which represented a 30% increase. The $0.9 million increase was primarily due to a $0.1 million increase in travel expenses, a $0.1 million increase in staff costs, and a $0.7 million increase in research materials and purchased services driven by our Phase 1 cystic fibrosis trial of XENLETA.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2022 were $11.0 million compared to $12.9 million for the three months ended June 30, 2021, which represented a 14% decrease. The $1.8 million decrease was primarily due to a $2.1 million decrease in advisory and external consultancy expenses primarily related to commercialization activities, offset by a $0.1 million increase in travel expenses, and a $0.2 million increase in infrastructure costs.

Other Income (Expense), Net

Other income (expense), net, decreased by $0.6 million for the three months ended June 30, 2022 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, Net

Interest expense, net was $0.2 million for each of the three months ended June 30, 2022 and 2021.

Income Tax Expense

Our income tax expense for the three months ended June 30, 2022 was $0.4 million compared to $0.6 million for the three months ended June 30, 2021.

Comparison of Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Consolidated operations data:
Product revenue, net	$15,720	$7,070	$8,650
Collaboration revenue	725	2,815	(2,090)
Research premium and grant revenue	766	887	(121)
Total revenue	17,211	10,772	6,439
Costs and expenses:
Cost of revenues	(7,816)	(3,683)	(4,133)
Research and development expenses	(7,605)	(7,018)	(587)
Selling, general and administrative expenses	(23,747)	(24,901)	1,154
Total operating expenses	(39,168)	(35,602)	(3,566)
Loss from operations	(21,957)	(24,830)	2,873
Other income (expense):
Other income (expense), net	216	348	(132)
Interest income (expense), net	(413)	(457)	44
Loss before income taxes	(22,154)	(24,939)	2,785
Income tax expense	(739)	(796)	57
Net loss	$(22,893)	$(25,735)	$2,842

Revenues

Revenues for the six months ended June 30, 2022 were $17.2 million compared to $10.8 million for the six months ended June 30, 2021. The $6.4 million increase was primarily due to a $8.8 million increase in SIVEXTRO product revenue, net for the six months ended June 30, 2022, partly offset by a $2.1 million decrease in collaboration revenues and a $0.2 million decrease in XENLETA product revenue, net.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2022 was $7.8 million compared to $3.7 million for the six months ended June 30, 2021. The $4.1 million increase was primarily due to SIVEXTRO cost, which were not incurred prior to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck. For the six months ended June 30, 2022 and 2021, cost of revenues include $0.1 million and $0.2 million, respectively, of a non-cash reserve adjustment for excess and obsolete XENLETA inventory due to timing of expiring inventory.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 were $7.6 million compared to $7.0 million for the six months ended June 30, 2021, which represented a 8% increase. The $0.6 million increase was primarily due to a $0.5 million increase in research materials and purchased services driven by our Phase 1 cystic fibrosis trial of XENLETA, and a $0.1 million increase in travel expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2022 were $23.7 million compared to $24.9 million for the six months ended June 30, 2021, which represented a 5% decrease. The $1.2 million decrease was primarily due to a $2.1 million decrease in advisory and external consultancy expenses primarily related to commercialization activities, offset by a $0.8 million increase in staff costs, and a $0.1 million increase in travel expenses.

Other Income (Expense), Net

Other income (expense), net, decreased by $0.1 million for the six months ended June 30, 2022 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, Net

Interest expense, net was $0.4 million for each of the six months ended June 30, 2022 and 2021.

Income Tax Expense

Our income tax expense for the six months ended June 30, 2022 was $0.7 million compared to $0.8 million for the six months ended June 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements and XENLETA and SEVEXTRO product sales. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $20.2 million. We will need to obtain substantial additional funding to achieve our business objectives during the next 12 months and beyond. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Additionally, our inability to raise funds when needed may cause investors to lose confidence in us and raise substantial doubt about our ability to continue as a going concern, which may cause our ordinary share price to decline and our shareholders to lose all or part of their investment.

In September 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of June 30, 2022, we have issued and sold an aggregate of 7,200,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.5 million. From July 1, 2022 and through the date of this filing, we did not sell any shares under the Purchase Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.6 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

In May 2021, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing ATM agreement with Jefferies entered into in June 2019 was terminated. We did not incur any termination penalties as a result of the replacement of the prior agreement with Jefferies. As of June 30, 2022, we have issued and sold an aggregate of 21,214,105 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $31.4 million and net proceeds of $30.1 million, after deducting commissions to Jefferies and other offering expenses. From July 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 1,963,374 ordinary shares pursuant to the New Sale Agreement and received gross proceeds of $0.4 million and net proceeds of $0.4 million, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $9.8 million under the New Sale Agreement.

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

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(28,909)	$(40,200)
Investing activities	(152)	(69)
Financing activities	1,402	60,156
Effects of foreign currency translation on cash	(12)	(157)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27,671)	$19,730

Operating Activities

Cash flow used in operating activities for the six months ended June 30, 2022 was $28.9 million compared to $40.2 million for the six months ended June 30, 2021, representing a 28% decrease. The $11.3 million decrease was primarily due to a $1.9 million decrease in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods, and by lower working capital of $9.4 million primarily due to decreases in accounts receivable and decreases in inventory, offset by decreases in accounts payable, accrued expenses and other liabilities.

Investing Activities

Cash flow used in investing activities was primarily for the purchase of property and equipment and was $0.2 million for the six months ended June 30, 2022 and less than $0.1 million for the six months ended June 30, 2021.

Financing Activities

Cash flow generated from financing activities for the six months ended June 30, 2022 was $1.4 million net of transaction costs from our Purchase Agreement with Lincoln Park, as well as our Sale Agreement, offset by repayments of unexercised warrant nominal values and long-term debt. Cash flow generated from financing activities for the six months ended June 30, 2021 was $60.2 million from our March 2021 financing, as well as our prior ATM agreement with Jefferies.

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

As described above, on March 11, 2020, we entered into a Third Amendment to our Loan Agreement with Hercules. Pursuant to the Third Amendment, we repaid to Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022. We began making interest and principal payments in April 2022. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. Based on our current operating plans, we expect that our existing cash, cash equivalents and restricted cash as of the date of this Quarterly Report on Form 10-Q, together with our anticipated SIVEXTRO and XENLETA commercial sales receipts, will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements substantially through the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations and, potentially, wind down the company under the bankrupty laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our shareholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest.

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

Capital Expenditures

Capital expenditures were $0.1 million and $18 thousand for the six months ended June 30, 2022 and 2021, respectively. Currently, there are no material capital projects planned in 2022.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents and restricted cash as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements substantially through the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

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

There can be no assurance that we will be successful in acquiring additional capital at a level sufficient to fund our operations or on terms favorable to us. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our shareholders to lose all or part of their investment.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

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

Since inception, we have incurred significant operating losses. Our net losses were $22.9 million for the six months ended June 30, 2022, $49.5 million for the year ended December 31, 2021 and $69.5 million for the year ended December 31, 2020. As of June 30, 2022, we had an accumulated deficit of $618.6 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements and XENLETA and SIVEXTRO product sales. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck Sharp & Dohme Corp. pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the SIVEXTRO Territory. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with our own sales representatives in the third quarter of 2021 and engaged in-house district managers in April 2022. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with the promotion and distribution efforts for SIVEXTRO, our regulatory approval efforts, supply chain investments and commercialization of XENLETA, and, if it receives marketing approval, the commercialization of CONTEPO. We expect to seek additional funding in future periods to support these activities. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans, we do not expect to generate significant revenue unless and until we obtain marketing approval for CONTEPO, and successfully commercialize XENLETA and, if approved, CONTEPO and successfully commercialize SIVEXTRO. In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring intended to reduce costs and to align the capabilities of our sales effort with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of our Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with our own sales representatives in the third quarter of 2021 and hired in-house district managers in April 2022. Our ability to generate significant revenue will require us to be successful in a range of challenging activities, including:

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of June 30, 2022, we had cash, cash equivalents and restricted cash of $20.2 million. Based on our available cash resources and anticipated SIVEXTRO and XENLETA commercial sales receipts, we believe we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable. If we fail to obtain additional funding, we will be unable to expand our business and could be required to cease operations, which could cause our shareholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our shareholders to lose all or part of their investment.

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

Furthermore, we expect to continue to incur additional costs to service our current debt and costs associated with operating as a public company and as a company with a commercial rather than a research and development focus. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to further delay, reduce or eliminate our research and development programs or reduce our commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations and, potentially, wind down the company under the bankrupty laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our shareholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest .

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

On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022. We began making interest and principal payments as of April 2022. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash, cash equivalents and restricted cash as of the date of this Quarterly Report on Form 10-Q, together with our anticipated SIVEXTRO and XENLETA commercial sales receipts, will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements substantially through the fourth quarter of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the ordinary shares held by our non-affiliates. As of March 28, 2022, the aggregate market value of our ordinary shares held by our non-affiliates was approximately $32.1 million, based on 61,197,667 ordinary shares held by non-affiliates and a price of $0.525 per share, which was the last reported sale price of our ordinary shares on the Nasdaq Global Select Market on February 9, 2022. We therefore are limited by the Baby Shelf Rule as of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, until such time as our public float exceeds $75.0 million. We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or cease operations, which could cause our shareholders to lose all or part of their investment.

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

In May 2021, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 5,925,699 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement. As of June 30, 2022, we have issued and sold an aggregate of 21,214,105 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $31.4 million and net proceeds of $30.1 million, after deducting commissions to Jefferies and other offering expenses. From July 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 1,963,374 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $0.4 million and net proceeds of $0.4 million, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $9.8 million under the Sale Agreement.

On December 20, 2019, we sold to certain institutional investors in a registered direct offering an aggregate of 1,379,310 ordinary shares, and accompanying warrants to purchase up to an aggregate of 1,379,310 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $14.50 per security. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of June 30, 2022, there were 1,379,310 warrants outstanding from the offering, where each warrant has an exercise price of $19.00 per share and will expire on the date that is three years and six months after the initial issuance date.

On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold in a registered direct offering (1) an aggregate of 9,761,010 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 4,880,505 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 600,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 300,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4525, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $2.4425. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $2.39, is exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance. As of June 30, 2022, there were 5,180,505 warrants outstanding from the offering at an exercise price of $2.39 per share.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment

Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 400,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 600,000 ordinary shares if the closing sale price of our ordinary shares is not below $2.00 per share on Nasdaq or (iii) 800,000 ordinary shares if the closing sale price of our ordinary shares is not below $3.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of June 30, 2022, we have issued and sold an aggregate of 7,200,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.5 million. From July 1, 2022 and through the date of this filing, we did not sell any shares under the Purchase Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.6 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or cease operations entirely.The occurrence of any of the foregoing may cause our shareholders to lose all or part of their investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, preparing and filing NDAs for our product candidates, the commercial launch of XENLETA and the direct selling of SIVEXTRO. We have not yet consistently demonstrated our ability to conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

On March 11, 2020, we entered into the Amendment to the Loan Agreement pursuant to which we agreed to repay to Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. Following the Prepayment and principal and interest payments made since April 2022, there remains outstanding $4.1 million in principal amount under the Loan Agreement, the end of term loan charge payment of $2.4 million and the Prepayment fee of $300,000.

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

We are also required to satisfy certain financial covenants, including an obligation to maintain specified minimum amounts of cash and cash equivalents in accounts pledged to Hercules. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022. We began making interest and principal payments as of April 2022. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $1.4 million for the year ended December 31, 2020 and $1.3 million for the year ended December 31, 2019. We have not received any research premium for our qualified 2022 and 2021 expenditures as of June 30, 2022. As we expand our business outside of Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

Our business, operations and financial condition and results have been and may continue to be impacted by the COVID-19 pandemic to varying degrees. The pandemic has presented a number of risks and challenges for our business, including, among others:

●	impacts due to travel limitations and mobility restrictions;
●	manufacturing disruptions and delays, supply chain disruptions and shortages, including challenges related to reliance on third-party suppliers resulting in reduced availability of materials or components used in the development, manufacturing, distribution or administration of our products;
●	disruptions to pipeline development and clinical trials, including difficulties or delays in enrolling certain clinical trials, retaining clinical trial participants, accessing needed supplies, and accruing a sufficient number of cases in certain clinical trials;
●	decreased product demand, due to reduced numbers of in-person meetings with prescribers, patient visits with physicians, resulting in fewer new prescriptions;
●	costs associated with the COVID-19 pandemic, including practices intended to reduce the risk of transmission, increased supply chain costs challenges related to our business development initiatives, including potential delays or disruptions related to regulatory approvals;
●	interruptions or delays in the operations of regulatory authorities, which has delayed potential approval of new products we are developing;
●	challenges operating in a virtual work environment;
●	increased cyber incidents such as phishing, social engineering and malware attacks;

●	challenges related to our intellectual property, both domestically and internationally, including in response to any pressure or legal or regulatory action that could potentially result in us not seeking intellectual property protection for, licensing, or agreeing not to enforce or being restricted from enforcing, intellectual property rights related to our products challenges related to conducting oversight and monitoring of regulated activities in a remote or virtual environment;
●	challenges related to our human capital and talent development, including challenges in attracting, hiring and retaining highly skilled and diverse workforce; and
●	challenges related to vaccine mandates and other challenges presented by disruptions to our normal operations in response to the pandemic, as well as uncertainties regarding the duration and severity of the pandemic and its impacts, and government or regulatory actions to contain the virus or control the supply of medicines.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring reduced costs to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals, This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of our Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with our own sales representatives in the third quarter of 2021 and engaged in-house district managers in April 2022.

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

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the SIVEXTRO Territory. In April 2022, we agreed to an extension of the Sales Promotion and Distribution Agreement with subsidiaries of Merck for exclusive distribution of SIVEXTRO® for injection, intravenous use and oral use, in the SIVEXTRO Territory through at least December 31, 2026.

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

Successful development of XENLETA and CONTEPO for the treatment of additional indications, if any, or for use in other patient populations and our ability to broaden the labels for XENLETA and, if approved, CONTEPO will depend on similar factors. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize XENLETA for CABP or for any other indication or CONTEPO for cUTI, including AP or for any other indication, which would materially harm our business and may impact our ability to continue our operations.

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

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell SIVEXTRO, XENLETA, if approved, CONTEPO or any future product candidates that receive marketing authorization into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of SIVEXTRO, XENLETA, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 7,800 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with our own sales representatives in the third quarter of 2021 and engaged in-house district managers in April 2022.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing SIVEXTRO, XENLETA, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for SIVEXTRO, XENLETA and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We also piloted a virtual promotion effort with our own sales representatives in the third quarter of 2021 and engaged in-house district managers in April 2022. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including our engaging sufficient sales representatives, restrictions relating to travel and physician office access in the SIVEXTRO Territory due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, we have been granted the right to initially promote SIVEXTRO in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in the number of our sales representatives, the right to exclusively distribute SIVEXTRO in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to SIVEXTRO in the SIVEXTRO Territory. In April 2021, we successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with our own Nabriva NDC. On April 22, 2022, we agreed to an extension of the Sales Promotion and Distribution Agreement with MSD International GmbH and Merck Sharp & Dohme Corp. for exclusive distribution of SIVEXTRO® for injection, intravenous use and oral use, in the SIVEXTRO Territory through at least December 31, 2026.

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

We are commercializing XENLETA and expect to commercialize CONTEPO, if approved, in the United States with targeted sales and marketing efforts. Outside the United States, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we are party to a license agreement with Sumitomo Pharmaceuticals (Suzhou), pursuant to which we granted Sumitomo Pharmaceuticals (Suzhou)certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and we have also entered into a license agreement with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We have also entered into a license agreement with Er-Kim Pharmaceuticals, or Er-Kim, pursuant to which we granted Er-Kim certain rights to distribute XENELTA in certain countries in Eastern Europe. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

Our likely future collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under our license agreements with Sumitomo Pharmaceuticals (Suzhou), Sunovion, and Er-Kim, we have, and under any such arrangements we enter into with any third parties in the future we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for additional collaborations outside greater China, Canada, Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. In addition, armed hostilities, acts of terrorism and other violence, or general political instability, in the jurisdictions where we seek to enter collaborations, or in neighboring jurisdictions, may prevent us from establishing a collaboration in such jurisdictions. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Mergers and acquisitions in the pharmaceutical and biotechnology industries may also reduce the number of potential collaborators with whom we could partner. We may also be restricted under future license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

In addition, the Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business.

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

The trading price of our ordinary shares has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

●	our ability to successfully commercialize the oral and IV formulations of XENLETA for the treatment of CABP and the IV formulation of CONTEPO, if approved;
●	our ability to promote and distribute SIVEXTRO;

●	our ability to obtain FDA approval of CONTEPO for the treatment of cUTIs, including AP;
●	our ability to successfully implement our proposed business strategy;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the United States, the European Union and other countries or regions;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products, including additional community products;
●	one or more of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;
●	our ability to comply with the restrictive covenants under our Loan Agreement and avoid an event of default that may lead to an acceleration of the amounts due under the Loan Agreement;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	perception and market performance of companies that are perceived to be similar to us:
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	activism by any single large shareholder or combination of shareholders;
●	our need to raise additional funds;
●	our ability to meet the minimum listing requirements for listing on The Nasdaq Capital Market;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

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

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 5,180,505 ordinary shares at an exercise price of $2.39 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 1,379,310 ordinary shares at an exercise price of $19.00 per share. As of the date of this Quarterly Report on Form 10-Q, there were 6,559,815 warrants outstanding from the two offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

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

If we fail to meet the requirements for continuted listing on The Nasdaq Capital Market, our ordinary shares could be delisted from trading, which would decrease the liquidity of our ordinary shares and our ability to raise additional capital.

Our ordinary shares are currently listed for quotation on The Nasdaq Capital Market. We are required to meet specified requirements in order to maintain our listing on The Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share.

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

On January 4, 2022, we again received written notice from Nasdaq indicating that, based on the closing bid for the last 30 consecutive business days, we were not in compliance with the Bid Price Rule. The Notice did not result in the immediate delisting of our ordinary shares from The Nasdaq Global Select Market. In accordance with Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we had a period of 180 calendar days to regain compliance with the Bid Price Rule. As a result, we had until July 5, 2022, or the Initial Compliance Date, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by the Initial Compliance Date. On July 6, 2022, Nasdaq notified us that we were eligible for an additional 180 calendar day period, or until January 2, 2023, the Extended Compliance Date, to regain compliance with the Bid Price Rule. Nasdaq’s determination was based on, among other things, (1) our written notice of our intention to transfer to the Nasdaq Capital Market and to cure the deficiency by the Extended Compliance Date by effecting a reverse stock split, if necessary and (2) meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for the Nasdaq Capital Market, with the exception of the Bid Price Rule. On July 6, 2022, Nasdaq approved our transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market, a continuous trading market that operates in substantially the same manner as the Nasdaq Global Select Market. The transfer was effective at the opening of business on July 8, 2022. Our ordinary shares continue to trade under the symbol “NBRV.” If, at any time before the Extended Compliance Date, the bid price for our ordinary shares closes at $1.00 or more for a minimum of 10 consecutive business days as required under the Compliance Period Rule, Nasdaq will provide written notification to us that we comply with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by the Extended Compliance Date, Nasdaq will provide written notification to us that our ordinary shares will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel. We expect that our ordinary shares would remain listed on the Nasdaq Capital Market pending a Nasdaq hearing panel’s decision. There can be no assurance that, if we do appeal a delisting determination to a Nasdaq hearing panel, that such appeal would be successful.

If we do not regain compliance with the Bid Price Rule by the Extended Compliance Date or if in the future we fail to satisfy The Nasdaq Capital Market’s other continued listing requirements, we may transfer to the OTC Bulletin Board, which generally has lower financial requirements for initial listing to avoid delisting. However, we may not be able to satisfy the initial listing requirements for the OTC Bulletin Board. Having our ordinary shares trade on the OTC Bulletin Board could adversely affect the liquidity of our ordinary shares. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our ordinary shares, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ordinary shares to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our share price.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors”. Many of these factors are outside our control. As a result, we may not be able to comply with the Bid Price Rule in the long term. Any potential delisting of our ordinary shares from The Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our ordinary shares and would adversely affect our ability to raise additional capital or enter into strategic transactions. Any potential delisting of our ordinary shares from The Nasdaq Capital Market would also make it more difficult for our shareholders to sell their ordinary shares in the public market.

Our ordinary shares do not trade on any exchange outside of the United States.

Our ordinary shares are listed only in the United States on The Nasdaq Capital Market, and we have no plans to list our ordinary shares in any other jurisdiction. As a result, a holder of ordinary shares outside of the United States may not be able to effect transactions in our ordinary shares as readily as the holder may if our ordinary shares were listed on an exchange in that holder’s home jurisdiction.

Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline significantly, even if our business is doing well.

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 64,580,211 ordinary shares outstanding as of June 30, 2022. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of June 30, 2022, an aggregate of 620,517 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

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

As of June 30, 2022, we have issued and sold an aggregate of 21,214,105 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $31.4 million and net proceeds of $30.1 million, after deducting commissions to Jefferies and other offering expenses. From July 1, 2022 and through the date of this filing, we have issued and sold an aggregate of 1,963,374 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $0.4 million and net proceeds of $0.4 million, after deducting commissions to Jefferies and other offering expenses. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $9.8 million under the Sale Agreement.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our Ordinary Shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 632,474 Ordinary Shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase up to (i) 400,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $0.25 per share on Nasdaq, (ii) 600,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $2.00 per share on Nasdaq or (iii) 800,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $3.00 per share on Nasdaq. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2,500,000 absent a mutual agreement to increase such amount. As of June 30, 2022, we have issued and sold an aggregate of 7,200,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.5 million. From July 1, 2022 and through the date of this filing, we did not sell any shares under the Purchase Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.6 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 5,180,505 ordinary shares at an exercise price of $2.39 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 1,379,310 shares of ordinary shares at an exercise price of $19.00 per share. As of the date of this Quarterly Report on Form 10-Q, there were 6,559,815 warrants outstanding from the two offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of these warrants or sale of the shares issuable upon exercise of these warrants, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly.

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

As a public company we incur, and particularly after we are no longer a smaller reporting company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance, and if such insurance becomes prohibitively expensive, this could make it more difficult for us to attract and retain qualified members of our board.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the six months ended June 30, 2022 that were not registered under the Securities Act of 1933, as amended, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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
10.1*

Third Amendment to Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the six months ended June 30, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X
*	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: August 3, 2022
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Daniel Dolan
Daniel Dolan
Chief Financial Officer
(Principal Financial and Accounting Officer)