Form 10-Q
period 2022-09-30
Nabriva Therapeutics plc
filed 2022-11-10
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 3,063,947 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “around,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis or at all;
●	our ability to adequately secure additional financing;
●	our ability to meet the minimum listing requirements for listing on The Nasdaq Capital Market;
●	our sales, marketing and distribution capabilities and strategy;
●	the potential extent of revenues from future sales of SIVEXTRO, XENLETA and/or CONTEPO, if approved;
●	our ability to build, manage and maintain a sales force for the commercialization of SIVEXTRO, XENLETA and CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of and our ability to resubmit the NDA for CONTEPO for the treatment of cUTIs and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA for CABP and any other product candidates we may develop or obtain;
●	our plans to pursue development of other product candidates including XENLETA for the treatment of infections in patients with cystic fibrosis;
●	our expectations regarding our strategy to expand our product pipeline through opportunistically in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products, including additional community products;
●	our ability to comply with the restrictive covenants under our debt facility with Hercules Capital, Inc., or Hercules, including but not limited to the ability to maintain minimum cash balance requirements;

●	our ability to satisfy interest and principal payments under our debt facility with Hercules;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;
●	our ability to satisfy payments and comply with the terms of the Hovione Supply Agreement for the long-term commercial supply of the active pharmaceutical ingredient for XENLETA;
●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters, including the ability of regulatory authorities to operate;
●	the uncertainties inherent in the initiation and conduct of clinical trials, availability and timing of data from clinical trials, and whether results of early clinical trials or preclinical studies in different disease indications will be indicative of the results of ongoing or future trials;
●	our plans and the related cost expectations to pursue development of XENLETA for additional indications other than CABP, and of CONTEPO for additional indications other than cUTI;
●	the future development and commercialization of XENLETA in the greater China region,Canada and Eastern Europe;
●	our expectations with respect to milestone payments pursuant to the Agreement and Plan of Merger, dated July 23, 2018, and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the acquisition of Zavante Therapeutics, Inc., or the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of SIVEXTRO for acute bacterial skin and skin structure infections, XENLETA for CABP, CONTEPO for cUTI and our other product candidates, if approved;
●	our ability to establish and maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada, the greater China region, Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia;
●	the potential benefits under our license agreements with Sumitomo Pharmaceuticals (Suzhou), or the China Region License Agreement, with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement, and with Er-Kim Pharmaceuticals, or the Er-Kim License Agreement;
●	our future intellectual property position;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	the demand for securities of pharmaceutical and biotechnology companies in general and our ordinary shares in particular;

●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with employees and suppliers;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between our wholly owned subsidiary Zavante Therapeutics, Inc. and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the “Risk Factor Summary” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

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

●	We depend heavily on the success of SIVEXTRO, XENLETA and CONTEPO. The U.S. Food and Drug Administration, or FDA, has approved SIVEXTRO for oral and intravenous use by adults and adolescents for the treatment of acute bacterial skin and skin structure infections, or ABSSSI, and XENLETA for oral and intravenous use for the treatment of community-acquired bacterial pneumonia, or CABP. CONTEPO is being developed for complicated urinary tract infections, or cUTI. If we are unable to obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for SIVEXTRO and/or XENLETA, or experience significant delays in doing so, our business will be materially harmed and the value of our company may be depressed, which could impair our ability to raise capital or continue our operations. A decline in the value of our company could also cause our shareholders to lose all or part of their investment.
●	We have incurred significant losses since our inception and anticipate that we will incur losses for at least the next several years and may never generate profits from operations or maintain profitability.
●	We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or pursue strategic transactions. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our shareholders to lose all or part of their investment.
●	Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations. We may not have cash available to us in an amount sufficient to enable us to make interest or principal payments on our indebtedness when due or to comply with minimum cash balance requirements.
●	SIVEXTRO, XENLETA and any other product candidate that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such products and product candidates, if approved, may be smaller than we estimate.
●	We have entered into a Sales Promotion and Distribution Agreement with Merck & Co. related to the promotion, distribution and sale of SIVEXTRO. If our collaboration with Merck is not successful, we may incur significant expenses related to the distribution of SIVEXTRO without realizing adequate value from the agreement.
●	We have entered into and may enter into additional collaborations with third parties for the development or commercialization of XENLETA, CONTEPO and our other product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.
●	If we are unable to obtain and maintain patent protection for our technology, products and product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be adversely affected.

●	Business interruptions resulting from the SARS-CoV-2 infection causing COVID-19 outbreak or similar public health crises have caused and could continue to cause a disruption of the commercialization of our products and the development of our product candidates and adversely impact our business.
●	If clinical trials of XENLETA, CONTEPO or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA, regulatory authorities in the European Union, or other regulatory authorities or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of XENLETA, CONTEPO or any other product candidate.
●	If we experience delays or difficulties in the enrollment of patients in our clinical trials, our receipt of necessary marketing approvals could be delayed or prevented.
●	If serious adverse or undesirable side effects are identified in SIVEXTRO, XENLETA, or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.
●	We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.
●	The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation. We are incorporated as a public limited company under Irish law.
●	The intended efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate, and we may have exposure to additional tax liabilities or our effective tax rate could change, which could have a material impact on our results of operations and financial position.
●	U.S. persons who own 10 percent or more of our shares may be subject to U.S. federal income taxation on certain of our foreign subsidiaries’ income even if such income is not distributed to such U.S. persons.
●	A transfer of our ordinary shares, other than a transfer effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
●	We may be classified as a passive foreign investment company for one or more of our taxable years, which may result in adverse U.S. federal income tax consequence to U.S. holders.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$14,647	$47,659
Restricted cash	121	175
Short-term investments	—	16
Accounts receivable, net and other receivables	12,388	12,751
Inventory	17,333	14,509
Prepaid expenses	3,074	5,155
Total current assets	47,563	80,265
Property and equipment, net	293	233
Intangible assets, net	7	31
Other non-current assets	377	380
Total assets	$48,240	$80,909
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$5,733	$3,765
Accounts payable	3,895	4,372
Accrued expense and other current liabilities	12,012	13,829
Deferred revenue	—	374
Total current liabilities	21,640	22,340
Non-current liabilities:
Long-term debt	399	4,265
Other non-current liabilities	578	954
Total non-current liabilities	977	5,219
Total liabilities	22,617	27,559
Commitments and contingencies (Note 12)
Stockholders’ equity:
Ordinary shares, nominal value $0.01, 12,000,000 ordinary shares authorized at September 30, 2022; 3,021,368 and 2,268,612 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	30	23
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at September 30, 2022; None issued and outstanding	—	—
Additional paid in capital	655,649	648,976
Accumulated other comprehensive income	27	27
Accumulated deficit	(630,083)	(595,676)
Total stockholders’ equity	25,623	53,350
Total liabilities and stockholders’ equity	$48,240	$80,909

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues:
Product revenue, net	$8,643	$7,858	$24,363	$14,928
Collaboration revenue	141	562	866	3,377
Research premium and grant revenue	369	442	1,135	1,329
Total revenues	9,153	8,862	26,364	19,634
Operating expenses:
Cost of revenues	(4,416)	(4,199)	(12,232)	(7,882)
Research and development expenses	(4,032)	(3,221)	(11,637)	(10,239)
Selling, general and administrative expenses	(11,907)	(12,256)	(35,654)	(37,157)
Total operating expenses	(20,355)	(19,676)	(59,523)	(55,278)
Loss from operations	(11,202)	(10,814)	(33,159)	(35,644)
Other income (expense):
Other income, net	354	131	570	479
Interest expense, net	(146)	(221)	(559)	(678)
Loss before income taxes	(10,994)	(10,904)	(33,148)	(35,843)
Income tax benefit (expense)	(520)	252	(1,259)	(544)
Net loss	$(11,514)	$(10,652)	$(34,407)	$(36,387)

Loss per share
Basic and diluted loss per share	$(4.21)	$(5.27)	$(13.55)	$(23.17)
Weighted average number of shares:
Basic and diluted	2,732,749	2,021,070	2,539,408	1,570,389

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders’
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2021	843	$8	$579,326	$27	$(546,226)	$33,135
Issuance of ordinary shares	572	6	37,234	—	—	37,240
Shares issued in connection with the vesting of restricted share units	2	—	1	—	—	1
Equity transaction costs			(2,325)	—	—	(2,325)
Stock-based compensation expense			921	—	—	921
Net loss				—	(13,981)	(13,981)
March 31, 2021	1,417	14	615,157	27	(560,207)	54,991
Issuance of ordinary shares	573	6	26,133	—	—	26,139
Equity transaction costs			(992)	—	—	(992)
Stock-based compensation expense			817	—	—	817
Net loss				—	(11,754)	(11,754)
June 30, 2021	1,990	20	641,115	27	(571,961)	69,201
Issuance of ordinary shares	157	2	4,302	—	—	4,304
Shares issued in connection with the vesting of restricted stock units	1	—	1	—	—	1
Equity transaction costs	25	—	(343)	—	—	(343)
Stock-based compensation expense			779	—	—	779
Net loss				—	(10,652)	(10,652)
September 30, 2021	2,173	$22	$645,854	$27	$(582,613)	$63,290

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders’
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2022	2,269	$23	$648,976	$27	$(595,676)	$53,350
Issuance of ordinary shares	198	2	2,219	—	—	2,221
Shares issued in connection with the vesting of restricted share units	3	—	—	—	—	—
Equity transaction costs			(127)	—	—	(127)
Stock-based compensation expense			1,000	—	—	1,000
Net loss				—	(11,819)	(11,819)
March 31, 2022	2,470	25	652,068	27	(607,495)	44,625
Issuance of ordinary shares	114	1	817	—	—	818
Shares issued in connection with the vesting of restricted share units	—	—	1	—	—	1
Equity transaction costs			(82)	—	—	(82)
Stock-based compensation expense			317	—	—	317
Net loss				—	(11,074)	(11,074)
June 30, 2022	2,584	26	653,121	27	(618,569)	34,605
Issuance of ordinary shares	432	4	2,161	—	—	2,165
Shares issued in connection with the vesting of restricted stock units	5	—	—	—	—	—
Equity transaction costs	—	—	(82)	—	—	(82)
Stock-based compensation expense	—	—	449	—	—	449
Net loss	—	—	—	—	(11,514)	(11,514)
September 30, 2022	3,021	$30	$655,649	$27	$(630,083)	$25,623

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(34,407)	$(36,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income (expense), net	(3)	77
Non-cash interest income	(7)	—
Non-cash interest expense	215	310
Depreciation and amortization expense	192	270
Amortization of right-of-use assets	—	281
Stock-based compensation	1,832	2517
Other, net	34	14
Changes in operating assets and liabilities:
(Increase) decrease in other non-current assets	3	(10)
(Increase) decrease in accounts receivable, net and other receivables and prepaid expenses	2,444	(10,852)
Increase in inventory	(2,824)	(9,758)
Decrease in accounts payable	(443)	(1,301)
Increase (decrease) in accrued expenses and other liabilities	(1,920)	1,980
Decrease in deferred revenue	(374)	(375)
Increase (decrease) in other non-current liabilities	30	(205)
Increase in income tax liabilities	142	—
Net cash used in operating activities	(35,086)	(53,439)
Cash flows from investing activities
Purchases of equipment and intangible assets	(202)	(17)
Changes in restricted cash	(54)	(52)
Net cash used in investing activities	(256)	(69)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants	2,123	25,462
Proceeds from at-the-market facility	3,080	42,280
Repayments of warrants	(406)	—
Repayments of long-term borrowings	(1,923)	—
Equity transaction costs	(364)	(3,514)
Net cash provided by financing activities	2,510	64,228
Effects of exchange rate changes on the balance of cash held in foreign currencies	(234)	(136)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(33,066)	10,584
Cash, cash equivalents, and restricted cash at beginning of period	47,834	41,590
Cash, cash equivalents and restricted cash at end of period	$14,768	$52,174
Supplemental disclosure of cash flow information:
Interest paid	$247	$409
Taxes paid	$1,008	$—
Equity transaction costs included in accounts payable and accrued expenses	$639	$923

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

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements and XENLETA and SIVEXTRO product sales. As of September 30, 2022, the Company had cash, cash equivalents and restricted cash of $14.8 million.

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

The Company follows the provisions of Financial Accounting Standards Board, or FASB, ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. As a result, based on the Company’s available cash and cash equivalents and restricted cash, the minimum cash required under the Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., and in accordance with the requirements of ASC 205-40, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts or pursue potential strategic transactions. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its shareholders to lose all or part of their investment.

In May 2021, the Company entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, as agent, pursuant to which the Company may offer and sell ordinary shares from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of September 30, 2022, the Company has issued and sold an aggregate of 1,249,898 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.5 million and net proceeds of $32.2 million, after deducting commissions to Jefferies and other offering expenses. From October 1, 2022 and through the date of this filing, the Company did not sell any shares under the Sale Agreement. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $8.0 million under the Sale Agreement.

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 25,298 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 16,000 ordinary shares if the closing sale price of its ordinary shares is not below $0.25 per share on Nasdaq, (ii) 24,000 ordinary shares if the closing sale price of its ordinary shares is not below $50.00 per share on Nasdaq or (iii) 32,000 ordinary shares if the closing sale price of its ordinary shares is not below $75.00 per share on Nasdaq. Notwithstanding the foregoing, the Company may direct Lincoln Park to purchase on any single business day ordinary shares with a purchase price equal to or greater than $200,000 irrespective of the number of ordinary shares required to approximate that amount. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of September 30, 2022, the Company has issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million. From October 1, 2022 and through the date of this filing, the Company did not sell any shares under the Purchase Agreement. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $18.5 million under the Purchase Agreement, subject to the Nasdaq rules which may limit the Company’s ability to make sales of its ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

Based on its current operating plans, the Company expects that its existing cash, cash equivalents and restricted cash as of the filing date of this Quarterly Report on Form 10-Q together with its anticipated SIVEXTRO and XENLETA commercial sales receipts will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings. This estimate also assumes that the Company remains in compliance with the covenants and no event of default occurs under the Loan Agreement. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

The accompanying consolidated financial information as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 are unaudited. The December 31, 2021 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 29, 2022.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Reverse Stock Split

On September 16, 2022, the Company filed an Amended and Restated Memorandum and Articles of Association of the Company with the Irish Companies Registration Office and effected, a one-for-twenty five reverse stock split (the “Reverse Stock Split”) of the Company’s ordinary shares. As a result of the Reverse Stock Split, every twenty five ordinary shares in the authorized and unissued and authorized and issued share capital of the Company were consolidated into one ordinary share. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would otherwise be entitled to a fractional ordinary share were instead entitled to receive a proportional cash payment. All ordinary share, per share and related information presented in the consolidated financial statements and notes has been retroactively adjusted to reflect the Reverse Stock Split.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the nine months ended September 30, 2022.

3.            Inventory

Inventory is stated at the lower of cost or net realizable value. Inventory is valued on a first-in, first-out basis and consists primarily of material costs, third-party manufacturing costs, and related transportation costs along the Company’s supply chain. The Company capitalizes inventory upon regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized; otherwise, such costs are recorded as research and development expense. Costs of drug product to be consumed in any current or future clinical trials will continue to be recognized as research and development expense and costs of sample inventory is recorded as selling, general and administrative expense. The Company reviews inventories for realization on a quarterly basis and records provisions for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value when necessary. As of September 30, 2022, the Company had a $0.9 million non-cash reserve for excess and obsolete finished goods inventory due to the uncertainty of commercial activities underlying XENLETA product sales. Inventory reported at September 30, 2022 and December 31, 2021 consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2022	2021
XENLETA raw materials	$1,007	$1,528
XENLETA work in process	8,920	9,142
XENLETA finished goods	775	18
Total XENLETA	10,702	10,688
SIVEXTRO finished goods	6,631	3,821
Total inventory	$17,333	$14,509

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
September 30, 2022
Assets:
Cash equivalent:
Money market fund	$3,066	$—	$—	$3,066
Total assets	$3,066	$—	$—	$3,066

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short-term investments:
Term deposits	16	—	—	16
Total assets	$8,066	$—	$—	$8,066

There were no transfers between levels in the nine months ended September 30, 2022 or the year ended December 31, 2021. There were no changes in valuation techniques during the nine months ended September 30, 2022.

As of September 30, 2022, and December 31, 2021, the Company did not hold any financial instruments as liabilities that were held at fair value. The Company believes that the carrying value of its long-term debt approximates fair value based on current interest rates. Receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

5.           Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities include the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2022	2021
Research and development related costs	$1,151	$789
Payroll and related costs	3,797	5,085
Accounting, tax and audit services	1,052	736
Manufacturing and inventory	151	592
Product returns	958	2,282
Government rebates	1,941	1,751
Other accrued gross to net	1,742	1,090
Other	1,220	1,504
Total accrued expenses and other current liabilities	$12,012	$13,829

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

The term loan bears interest at an annual rate equal to the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. Effective September 22, 2022 the prime rate increased to 6.25%, which increased the interest on the loan with Hercules to 10.55%. The Loan Agreement provided for interest-only payments through July 1, 2021 and repayment of the outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023, or the Maturity Date. In addition, the Company is required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date, or the End of Term Fee. At the Company’s option, the Company may elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid, or the Prepayment Fee: (i) 3.0% if the term loan is prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan is prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan is prepaid any time thereafter but prior to the Maturity Date.

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

The Company’s obligations under the Loan Agreement are guaranteed by all current and future subsidiaries of the Company, and each of the Company and its subsidiaries has granted Hercules a security interest in all of their respective personal property, intellectual property and other assets owned or later acquired. The Loan Agreement also contains certain events of default, representations, warranties and covenants of the Company and its subsidiaries. For example, the Loan Agreement contains representations and covenants that, subject to certain exceptions, restrict the Company’s and its subsidiaries’ ability to do the following, among other things: declare dividends or redeem or repurchase equity interests; incur additional indebtedness and liens; make loans and investments; engage in mergers, acquisitions and asset sales; certain transactions with affiliates; undergo a change in control; and add or change business locations or settle in cash potential milestone payment obligations that may become payable by the Company in the future to former security holders of Zavante. The Company was in compliance with all of its Loan Agreement covenants at September 30, 2022.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and are being amortized as interest expense using the effective interest method over the term of the loan. The carrying value of the term loan payable at September 30, 2022 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $3.1 million principal balance is being accrued as additional interest expense using the effective interest method over the term of the loan.

Long-term debt as of September 30, 2022 and December 31, 2021 consisted of the following:

	As of	As of
	September 30,	December 31,
(in thousands)	2022	2021
Term loan payable	$3,077	$5,000
End of term fee	2,544	2,331
Unamortized debt issuance costs	(66)	(145)
Carrying value of term loan	5,555	7,186
Other long-term debt	577	844
Less: Amounts due within one year	(5,733)	(3,765)
Total long-term debt	$399	$4,265

Maturities of long-term debt, including the end of term fee as of September 30, 2022 were as follows:

(in thousands)
2022	$1,043
2023	$4,990
2024	$178
2025	$178

7.           Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Product revenue, net	$8,643	$7,858	$24,363	$14,928
Collaboration revenues	141	562	866	3,377
Research premium and grant revenue	369	442	1,135	1,329
Total revenues	$9,153	$8,862	$26,364	$19,634

For the nine months ended September 30, 2022 and 2021, SIVEXTRO product revenues, net of gross-to-net accruals and adjustments for returns were $24.2 million and $15.6 million, respectively. For the nine months ended September 30, 2022 and 2021 XENLETA product revenues, net of gross-to-net accruals and adjustments for returns, were $0.1 million and negative $0.7 million, respectively. The Company´s gross-to-net, or GTN, estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

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

For the nine months ended September 30, 2022, the Company recorded a $0.3 million returns reserve adjustment for shelf life expiration of certain XENLETA products. For the nine months ended September 30, 2021, the Company recorded a $1.2 million returns reserve adjustment for shelf life expiration of certain XENLETA products.

Collaboration revenues for the nine months ended September 30, 2022 were $0.9 million which includes collaboration revenues related to the restructured China Region License Agreement, a portion of which was recognized over the estimated period of the manufacturing collaboration and regulatory support that has been provided to Sumitomo Pharmaceuticals (Suzhou) (see Note 11). Collaboration revenues for the nine months ended September 30, 2021 included $2.2 million related to the restructured license agreement with Sinovant Sciences, Ltd., or Sinovant, which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sinovant, as well as $1.2 million of the Company’s share of revenues associated with the SIVEXTRO distribution agreement with Merck & Co., Inc.

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

On March 12, 2019, the Company’s board of directors adopted the 2019 Inducement Share Incentive Plan, or the 2019 Inducement Plan and, subject to the adjustment provisions of the 2019 Inducement Plan, reserved 8,000 ordinary shares for issuance pursuant to equity awards granted under the 2019 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2019 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. On April 28, 2020, the board of directors resolved not to make any further awards under the 2019 Inducement Plan.

In July 2018, the Company granted a non-statutory option to purchase 3,400 of its ordinary shares to the Company’s newly appointed Chief Executive Officer, or the CEO. These equity awards were granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $882.50 per share, and the option award has a ten-year term and will vest over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The Company also issues non-statutory options to new employees upon the commencement of their employment.

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or the 2020 AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 37,200 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the 2020 AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the 2015 SOP, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards. Under the 2020 Plan the Company granted RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022. The Company also granted RSUs to certain employees, where vesting of the RSUs was subject to individual performance goals. The Company granted RSUs to certain employees which vest as to 25% of the shares underlying the RSUs in four annual increments. Additionally, the Company granted 280 RSUs to its former Chief Medical Officer and to its former Chief Financial Officer, which vest as to 50% of the shares underlying the RSUs each year over the term of their respective consulting agreements. During the nine months ended September 30, 2022, option awards to purchase 23,680 ordinary shares with an exercise price of $11.25 per share and 11,836 RSUs were granted under the 2020 Plan, which as of the 2022 Annual General Meeting of Shareholders, in the case of the options, have automatically converted to cash-settled share appreciation rights and, in the case of the RSUs, represent the right to receive the economic equivalent of one ordinary share of the Company in cash on the applicable vesting date. As a result, such grants awarded under the 2020 Plan are liability classified. Stock-based compensation expense for liability classified option awards and RSUs under the 2020 Plan was $66 thousand for the nine months ended September 30, 2022.

At September 30, 2022, 9,885 ordinary shares excluding the liability classified awards were available for future issuance under the 2020 Plan.

On December 9, 2020, the Company´s board of directors adopted without stockholder approval the 2021 Inducement Share Incentive Plan, or the 2021 Inducement Plan and, subject to the adjustment provisions of the 2021 Inducement Plan, reserved 8,000 ordinary shares for issuance pursuant to equity awards granted under the 2021 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2021 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the company), as an inducement material to the individuals’ entry into employment with the Company. In September 2021, the Company’s board of directors adopted an amendment to the 2021 Inducement Plan that increased the amount of shares reserved for issuance under the plan from 8,000 shares to 20,000 shares. Options and SARs granted will be exercisable at such times and subject to such terms and conditions as the board may specify in the applicable option agreement; provided, however, that no option or SAR will be granted with a term in excess of ten years. The board will also determine the terms and conditions of restricted shares and RSUs, including the conditions for vesting and repurchase (or forfeiture) and the issue price, if any.

Stock Options

The following table summarizes information regarding the Company’s stock option awards for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	intrinsic
		price in	Term	value
	Options	$ per share	(in years)	(in thousands)
Outstanding as of January 1, 2022	53,885	$510.34	8.0	—
Granted	24,160	11.25		—
Exercised	—	—		—
Cancelled and forfeited	(500)	816.81		—
Outstanding as of September 30, 2022	77,545	$349.79	7.9	$—
Vested and exercisable as of September 30, 2022	36,829	$685.59	6.7	$—

The Company has 77,545 option grants outstanding at September 30, 2022 with exercise prices ranging from $11.25 per share to $2,750.00 per share. As of September 30, 2022, there was $1.0 million of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted-average remaining vesting period of 1.3 years.

The stock options granted in the nine months ended September 30, 2022 had a weighted average grant date fair value of $11.05 per share based on a Black Scholes option pricing model. The significant inputs into the model were as follows

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

Restricted Share Units (“RSUs”)

The following table summarizes information regarding the Company’s restricted share unit awards for the nine months ended September 30, 2022:

		Weighted
		average fair
	RSUs	value in $ per share
Outstanding as of January 1, 2022	31,538	$74.10
Granted	19,566	11.04
Vested and issued	(9,222)	76.37
Forfeited	(1,042)	46.69
Outstanding as of September 30, 2022	40,840	$44.07

The Company has total unrecognized compensation costs of $0.6 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 1.5 years. The intrinsic value of RSU’s that vested during the nine months ended September 30, 2022 was $67 thousand.

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Research and development expense	$63	$96	$224	$435
Selling, general and administrative expense	435	683	1,608	2,082
Total stock-based compensation expense	$498	$779	$1,832	$2,517

Employee Stock Purchase Plan

The Company’s board of directors adopted, and in August 2018 the Company’s stockholders approved, the 2018 employee stock purchase plan, or the 2018 ESPP. The maximum aggregate number of shares of ordinary shares that may be purchased under the 2018 ESPP is 2,000 shares, or the ESPP Share Pool, subject to adjustment as provided for in the 2018 ESPP. The 2018 ESPP allows eligible employees to purchase shares at a 15% discount to the lower of the closing share price at the beginning and end of the six-month offering periods commencing November 1 and ending April 30 and commencing May 1 and ending October 31 of each year. The Company suspended the 2018 ESPP in April 2020.

9.           Income Tax Expense

For the three and nine months ended September 30, 2022, the Company recorded a tax expense of $0.5 million and $1.3 million, respectively. For the three and nine months ended September 30, 2021, the Company recorded a tax benefit of $0.3 million and a tax expense of $0.5 million, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at September 30, 2022 and December 31, 2021.

10.         Earnings (Loss) per Share

Basic and Diluted Loss per Share

For the three and nine months ended September 30, 2022 and 2021, basic and diluted net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Net loss for the period	$(11,514)	$(10,652)	$(34,407)	$(36,387)
Weighted average number of shares outstanding	2,732,749	2,021,070	2,539,408	1,570,389
Basic and diluted loss per share	$(4.21)	$(5.27)	$(13.55)	$(23.17)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock option awards	77,545	51,265	77,545	51,265
Restricted share units	40,840	31,892	40,840	31,892
Warrants	262,384	424,773	262,384	424,773

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

Under the Distribution Agreement and subject to the fulfillment of certain conditions, including the Company having engaged sufficient sales representatives, restrictions relating to travel and physician office access in the SIVEXTRO Territory due to COVID-19 having continued to decrease in a sufficient portion of the SIVEXTRO Territory so as not to hinder the successful detailing of SIVEXTRO, the Company has been granted the right by MSD initially to promote the Products in the SIVEXTRO Territory and, upon satisfaction of additional conditions, including an increase in sales representatives, the right to exclusively distribute the Products in the SIVEXTRO Territory, including the sole right and responsibility to fill orders with respect to the Products in the SIVEXTRO Territory. The Company successfully satisfied those conditions, including the increase in the number of sales representatives, and began filling orders of SIVEXTRO with its own Nabriva NDC beginning April 12, 2021. Subject to applicable law, the Company is entitled to determine the final selling prices of the Products charged by the Company to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. The Company is responsible for all costs related to the promotion, sale and distribution of the Products by the Company, as well as all costs required to meet its staffing obligations under the Distribution Agreement. The Company is obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the SIVEXTRO Territory. The Company has agreed to employ a sales force or retain the services of a contract sales organization to fulfill its obligations under the Distribution Agreement. The Company continues to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. The Company expanded this effort to 60 sales representatives and may expand it further. The Company has also piloted a virtual promotion effort with inside sales representatives from Amplity Health since the third quarter of 2021. The Company also hired the district managers as Nabriva employees in April 2022.

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

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The Company has received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. The Company will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, the Company announced the restructuring of its China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. During 2021, management determined that the remaining $1.0 million milestone payment was probable of achievement and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, which was $0.6 million for the nine months ended September 30, 2022, based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

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

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by us or any of our affiliates, or the Sunovion Licensed Products, in Canada in all uses in humans in CABP and in any other indication for which the Sunovion Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC established a joint development committee, or the Sunovion JDC, to review and oversee regulatory approval and commercialization plans in Canada. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Sunovion Licensed Products in the Canada and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sunovion Licensed Product in the Canada.

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

Zavante Obligations

In connection with the acquisition of Zavante in July 2018, the Company is obligated to pay up to $97.5 million in contingent consideration to the former Zavante shareholders, of which $25.0 million would become payable upon the first approval of a NDA from the FDA for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones, or the Net Sales Milestone Payments. The Company’s shareholders have approved the issuance of the Company’s ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in Company ordinary shares. The Company also has the right to settle the Net Sales Milestone Payments in Company ordinary shares, except as otherwise provided in the Agreement and Plan of Merger, dated July 23, 2018, by and among Nabriva Therapeutics plc and certain of its subsidiaries and Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as representative of the former Zavante stockholders (the “Merger Agreement”).

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

13.         Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of September 30, 2022, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to, or disclosure in the financial statements.

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

On September 16, 2022, our board of directors effected a one-for-twenty five reverse stock split of our ordinary shares, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twenty five ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the company were consolidated into one ordinary share of $0.25 each (nominal value), and the nominal value of each ordinary share was subsequently immediately reduced from $0.25 to $0.01 nominal value per share. All outstanding stock options, restricted stock units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share, common share, equity award, warrant and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

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

SIVEXTRO is approved for the treatment of ABSSSIs caused by certain susceptible Gram-positive microorganisms. Before we were permitted to sell SIVEXTRO under the Distribution Agreement, we were required to secure a sales force of a certain size and the restrictions related to COVID-19 needed to be eased in a sufficient manner to permit us to promote and distribute SIVEXTRO. Re-securing a sales force of a certain size for the promotion and distribution of SIVEXTRO resulted in significant additional expense and our efforts to maintain a sales force may not be successful. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We have maintained a virtual promotion effort piloted with sales representatives since the third quarter of 2021 and engaged in-house district managers in April 2022.

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

Since inception, we have incurred significant operating losses. As of September 30, 2022 we had an accumulated deficit of $630.1 million. To date, we have financed our operations primarily through equity offerings, convertible and term debt financings and research and development support from governmental grants and proceeds from our licensing agreements and SIVEXTRO and XENLETA product sales. We have devoted substantially all of our efforts to research and development, including clinical trials, as well as commercializing SIVEXTRO and XENLETA. Our ability to generate profits from operations and become and remain profitable depends on our ability to successfully develop and commercialize drugs that generate significant revenue.

Recent Developments

In October 2022, we determined to pivot our strategy to focus our commercialization efforts primarily on SIVEXTRO, suspend our early-stage research and development activities and streamline our operations to focus on maximizing our cash position to preserve optionality as we explore strategic options. Based on the determination to pivot our strategy, we implemented a reduction-in-force, including implementing a hiring freeze, relating to our research and development organization and additional areas of our business. As part of the reduction-in-force, we suspended all of our early-stage research and development activities and reduced global headcount by approximately 40% impacting nearly all functional areas within our organization. We estimate that we will incur approximately $0.3 million of charges during the fourth quarter of 2022 related to expected severance, benefits and related costs, which amounts may be greater than currently expected. We expect to realize estimated cost savings of approximately $10.0 million in 2023 as compared to 2022.

As part of our efforts to extend our cash runway and maximize the value of our assets, in addition to our ongoing commercialization activities, we may also consider potential strategic transactions, including the sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO. We have retained Torreya Capital to advise on our expoloration of the strategic options available to us. Our board of directors has not determined to proceed with any particular strategic transaction and there can be no assurance that any such strategic transaction will be completed on favorable terms or at all.We expect to continue to incur significant expenses and have negative cash flows for at least the next several years. Our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements. If we obtain marketing approval for CONTEPO or any other product candidate that we develop, in-license or acquire, we expect to incur significant commercialization expenses related to product sales, marketing, distribution and manufacturing. Based on our current forecasts and plans, we will need to obtain substantial additional capital in connection with our continuing operations. Adequate additional capital may not be available to us on acceptable terms, or at all, and we may not be able to consummate a strategic sale, license or other disposition of one or more of our assets on acceptable terms, or at all. If we are unable to raise capital or to monetize one or more of our assets, we could be forced to delay, reduce or eliminate our commercialization efforts, conduct additional reductions-in-force or cease our operations, which could cause our shareholders to lose all or part of their investment.

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

Financial Operations Overview

Revenue

In September 2019, we had our commercial launch of XENLETA and, in April 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the nine months ended September 30, 2022, we recorded $24.2 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns, and $0.1 million of XENLETA product revenue, net of gross-to-net accruals and adjustments for returns. With a near term shelf life expiration, we recorded a $0.3 million returns reserve adjustment in the first three quarters of 2022. We launched a new 10-count blister pack of XENLETA in the fourth quarter of 2021, which has a four year shelf life. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of SIVEXTRO and XENLETA.

Collaboration revenues for the nine months ended September 30, 2022 were $0.9 million which includes collaboration revenues related to the restructured China Region License Agreement, a portion of which was recognized over the estimated period of the manufacturing collaboration and regulatory support that has been provided to Sumitomo Pharmaceuticals (Suzhou).

Our revenues for the nine months ended September 30, 2022 included governmental research premiums and the benefit of government loans at below-market interest rates.

Cost of Revenues

Cost of revenues represented 20.5% and 14.3% of our total operating expenses for the nine months ended September 30, 2022 and 2021, respectively. Cost of revenues primarily represent the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory. Other cost of revenues include costs associated with the manufacturing collaboration and regulatory support under our licensing agreements. The increase in cost of revenue for the nine months ended September 30, 2022 was primarily due to the launch of SIVEXTRO under our own National Drug Code, or NDC, on April 12, 2021.

Research and Development Expenses

Research and development expenses represented 19.6% and 18.5% of our total operating expenses for the nine months ended September 30, 2022 and 2021, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Direct Costs
XENLETA	$2,719	$2,060
CONTEPO	263	245
Other programs and initiatives	1,038	1,115
Indirect Costs	7,617	6,819
Total research and development expenses	$11,637	$10,239

We expect to continue to incur research and development expenses in connection with required regulatory activities, our activities related to our ongoing pediatric studies of lefamulin for the treatment of CABP and of CONTEPO for the treatment of cUTI. It is difficult to estimate the duration and completion costs of our research and development programs.

We initiated screening of our Phase 1 clinical trial to assess the safety and pharmacokinetics of oral and intravenous XENLETA for the treatment of resistant bacterial infections in adult patients with CF in March 2022, and have completed enrollment. We expect to report topline results from the trial in the fourth quarter of 2022.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 59.9% and 67.2% of our total operating expenses for the nine months ended September 30, 2022 and 2021, respectively.

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

We expect selling, general and administrative expenses for the fiscal year ending December 31, 2022 to be lower than what was reported for the fiscal year ended December 31, 2021.

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

XENLETA Inventory and Purchase Commitments

Our XENLETA inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and consists primarily of material costs, third-party manufacturing costs and related transportation costs in our supply chain. Our inventory is subject to expiration dating, which can be extended in certain circumstances. We also have non-cancellable purchase commitments for XENLETA active pharmaceutical ingredient, or API. We continually evaluate forecasted product sales for XENLETA which is used in estimating the need to reserve for estimated excess, slow-moving and obsolete inventory on hand and potential accrued losses on firm purchase commitments. For both the nine months ended September 30, 2022 and 2021, we recorded $0.9 million of charges to our non-cash reserve for excess and obsolete inventory due to timing of expiry dating of expiring inventory. To the extent forecasted sales for XENLETA fluctuate based on the evolution of patient demand, there could be additional adjustments to reserves for inventory on hand or adjustments to purchase commitments.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Consolidated operations data:
Product revenue, net	$8,643	$7,858	$785
Collaboration revenue	141	562	(421)
Research premium and grant revenue	369	442	(73)
Total revenues	9,153	8,862	291
Costs and expenses:
Cost of revenues	(4,416)	(4,199)	(217)
Research and development expenses	(4,032)	(3,221)	(811)
Selling, general and administrative expenses	(11,907)	(12,256)	349
Total operating expenses	(20,355)	(19,676)	(679)
Loss from operations	(11,202)	(10,814)	(388)
Other income (expense):
Other income, net	354	131	223
Interest expense, net	(146)	(221)	75
Loss before income taxes	(10,994)	(10,904)	(90)
Income tax benefit (expense)	(520)	252	(772)
Net loss	$(11,514)	$(10,652)	$(862)

Revenues

Revenues for the three months ended September 30, 2022 were $9.2 million compared to $8.9 million for the three months ended September 30, 2021. The $0.3 million increase was driven by an increase in product revenue, net, offset by a decrease in collaboration revenues.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2022 was $4.4 million compared to $4.2 million for the three months ended September 30, 2021. The $0.2 million increase was primarily due to SIVEXTRO costs, which were not incurred prior to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck. For the three months ended September 30, 2022 and 2021, cost of revenues include $106,000 and $3,000, respectively, of inventory write-off and a non-cash reserve adjustment for excess and obsolete XENLETA inventory due to timing of expiring inventory.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 were $4.0 million compared to $3.2 million for the three months ended September 30, 2021. The $0.8 million increase was primarily due to a $0.5 million increase in consulting fees and a $0.4 million increase in research materials and purchased services driven by our Phase 1 trial to assess the safety and pharmacokinetics of oral and intravenous XENLETA for the treatment of resistant bacterial infections in adult patients with cystic fibrosis.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2022 were $11.9 million compared to $12.3 million for the three months ended September 30, 2021. The $0.3 million decrease was driven by a decrease in personnel costs and a decrease in stock-based compensation expenses.

Other Income, Net

Other income, net, increased by $0.2 million for the three months ended September 30, 2022 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, Net

Interest expense, net was $0.1 million for the three months ended September 30, 2022 compared to $0.2 million for the three months ended September 30, 2021.

Income Tax Benefit (Expense)

Our income tax expense for the three months ended September 30, 2022 was $0.5 million compared to $0.3 million of income tax benefit for the three months ended September 30, 2021.

Comparison of Nine months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Consolidated operations data:
Product revenue, net	$24,363	$14,928	$9,435
Collaboration revenue	866	3,377	(2,511)
Research premium and grant revenue	1,135	1,329	(194)
Total revenue	26,364	19,634	6,730
Costs and expenses:
Cost of revenues	(12,232)	(7,882)	(4,350)
Research and development expenses	(11,637)	(10,239)	(1,398)
Selling, general and administrative expenses	(35,654)	(37,157)	1,503
Total operating expenses	(59,523)	(55,278)	(4,245)
Loss from operations	(33,159)	(35,644)	2,485
Other income (expense):
Other income, net	570	479	91
Interest expense, net	(559)	(678)	119
Loss before income taxes	(33,148)	(35,843)	2,695
Income tax expense	(1,259)	(544)	(715)
Net loss	$(34,407)	$(36,387)	$1,980

Revenues

Revenues for the nine months ended September 30, 2022 were $26.4 million compared to $19.6 million for the nine months ended September 30, 2021. The $6.7 million increase was primarily due to an $8.6 million increase in SIVEXTRO product revenue, net, partly offset by a $2.5 million decrease in collaboration revenues.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2022 was $12.2 million compared to $7.9 million for the nine months ended September 30, 2021. The $4.3 million increase was primarily due to SIVEXTRO costs, which were not incurred prior to the launch of our own SIVEXTRO NDC on April 12, 2021. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck. For the nine months ended September 30, 2022 and 2021, cost of revenues include $0.4 million and $0.3 million, respectively, of inventory write-off and a non-cash reserve adjustment for excess and obsolete XENLETA inventory due to timing of expiring inventory.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 were $11.6 million compared to $10.2 million for the nine months ended September 30, 2021. The $1.4 million increase was primarily due to a $0.9 million increase in research materials and purchased services driven by our Phase 1 trial to assess the safety and pharmacokinetics of oral and intravenous XENLETA for the treatment of resistant bacterial infections in adult patients with cystic fibrosis, and a $0.4 million increase in advisory and external consultancy expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2022 were $35.7 million compared to $37.2 million for the nine months ended September 30, 2021. The $1.5 million decrease was primarily due to a decrease in advisory and external consultancy expenses.

Other Income, Net

Other income, net was $0.6 million for the nine months ended September 30, 2022 compared to $0.5 million for the nine months ended September 30, 2021, primarily due to remeasurements of our foreign currency account balances.

Interest Expense, Net

Interest expense, net decreased by $0.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Income Tax Expense

Our income tax expense for the nine months ended September 30, 2022 was $1.3 million compared to $0.5 million for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements and XENLETA and SIVEXTRO product sales. As of September 30, 2022, we had cash, cash equivalents and restricted cash of $14.8 million. We will need to obtain substantial additional funding to achieve our business objectives during the next 12 months and beyond. If we are unable to raise additional funds when needed, including through the sale of our ordinary shares for cash, we may be unable to pursue our business plans and strategy, and we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. We may also consider potential strategic transactions, including the potential sale, license or other disposition of one or more of our assets, technologies or products including XENLETA and CONTEPO and have retained Torreya Capital to advise on our expoloration of the strategic options available to us. Additionally, our inability to raise funds when needed may cause investors to lose confidence in us and raise substantial doubt about our ability to continue as a going concern, which may cause our ordinary share price to decline and our shareholders to lose all or part of their investment.

In September 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 25,298 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 16,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 24,000 ordinary shares if the closing sale price of our ordinary shares is not below $50.00 per share on Nasdaq or (iii) 32,000 ordinary shares if the closing sale price of our ordinary shares is not below $75.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. Notwithstanding the foregoing, we may direct Lincoln Park to purchase on any single business day ordinary shares with a purchase price equal to or greater than $200,000 irrespective of the number of ordinary shares required to approximate that amount. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of September 30, 2022, we have issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million. From October 1, 2022 and through the date of this filing, we did not sell any shares under the Purchase Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.5 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

In May 2021, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing ATM agreement with Jefferies entered into in June 2019 was terminated. We did not incur any termination penalties as a result of the replacement of the prior agreement with Jefferies. As of September 30, 2022, we have issued and sold an aggregate of 1,249,898 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.5 million and net proceeds of $32.2 million, after deducting commissions to Jefferies and other offering expenses. From October 1, 2022 and through the date of this filing, we did not sell any shares under the Sale Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $8.0 million under the New Sale Agreement.

On December 20, 2019, we issued 55,170 ordinary shares and accompanying warrants to purchase up to an aggregate of 55,170 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $362.50 per security, that generated gross proceeds of $20.0 million and $18.3 million net, after deducting the placement agent’s fees and offering expenses.

In March 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell in a registered direct offering (1) an aggregate of 390,440 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 195,220 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 24,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 12,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $61.31, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $61.06. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $59.75, was exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(35,086)	$(53,439)
Investing activities	(256)	(69)
Financing activities	2,510	64,228
Effects of foreign currency translation on cash	(234)	(136)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,066)	$10,584

Operating Activities

Cash flow used in operating activities for the nine months ended September 30, 2022 was $35.1 million compared to $53.4 million for the nine months ended September 30, 2021, representing a 34% decrease. The $18.3 million decrease was primarily due to a $0.8 million decrease in net loss, after adjustments for the impact of non-cash amounts included in net loss in both periods, and by lower working capital of $17.6 million primarily due to decreases in accounts receivable and decreases in inventory, offset by decreases in accounts payable, accrued expenses and other liabilities.

Investing Activities

Cash flow used in investing activities was primarily for the purchase of property and equipment and was $0.3 million for the nine months ended September 30, 2022 and less than $0.1 million for the nine months ended September 30, 2021.

Financing Activities

Cash flow generated from financing activities for the nine months ended September 30, 2022 was $2.5 million net of transaction costs from our Purchase Agreement with Lincoln Park, as well as our Sale Agreement, offset by repayments of unexercised warrant nominal values and long-term debt. Cash flow generated from financing activities for the nine months ended September 30, 2021 was $64.2 million from our March 2021 financing, as well as our prior ATM agreement with Jefferies.

Material Cash Requirements

We expect to continue to incur significant expenses related to product sales, marketing, distribution and manufacturing. In addition, our expenses will increase if we suffer any regulatory delays or are required to conduct additional clinical trials to satisfy regulatory requirements.

In addition, our expenses will increase if and as we:

●	initiate or continue the development of XENLETA and CONTEPO for additional indications and of our other product candidates;
●	seek to develop additional product candidates;
●	seek marketing approval for any product candidates that successfully complete clinical development;
●	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
●	continue to build or re-build a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize SIVEXTRO, XENLETA and any other product candidates for which we receive marketing approval;
●	in-license or acquire other products, product candidates or technologies, including additional community products;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our physical presence in the United States and Ireland;
●	incur additional debt;
●	establish and expand manufacturing arrangements with third parties; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and our operations as a public company in addition to our commercialization efforts.

As described above, on March 11, 2020, we entered into a Third Amendment to our Loan Agreement with Hercules. Pursuant to the Third Amendment, we repaid to Hercules in March 2020, $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, which we refer to as the Prepayment. Under the Third Amendment, we and Hercules agreed to defer the end of term loan charge payment in the amount of approximately $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the prepayment charge with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement are repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered our minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement will not apply if CONTEPO receives regulatory approval from the U.S. Food and Drug Administration and we achieve at least 70% of our revised net product revenue targets under the Loan Agreement. On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022. We began making interest and principal payments in April 2022. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. Based on our current operating plans, we expect that our existing cash, cash equivalents and restricted cash as of the date of this Quarterly Report on Form 10-Q, together with our anticipated SIVEXTRO and XENLETA commercial sales receipts, will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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

Our commercial revenues, if any, will be derived from sales of SIVEXTRO, XENLETA, and if approved, CONTEPO or any other products that we successfully develop, in-license or acquire. In addition, SIVEXTRO, XENLETA and, if approved, CONTEPO or any other product candidate that we develop, in-license or acquire may not achieve commercial success. Accordingly, we will need to obtain substantial additional financing to achieve our business objectives. We may also consider potential strategic transactions, including the potential sale, license or other disposition of one or more of our assets, including XENLETA and CONTEPO and have retained Torreya Capital to advise on our expoloration of the strategic options available to us. Adequate additional financing may not be available to us on acceptable terms, or at all, and we may not be able to consummate a strategic sale, license or other disposition of one or more of our assets on acceptable terms should we choose to pursue such a transaction, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and funding from local and international government entities and non-government organizations in the disease areas addressed by our product candidates and marketing, distribution or licensing arrangements. We may also finance our cash needs by selling, licensing or disposing of one or more of our assets, including XENLETA and CONTEPO. To the extent that we raise additional capital through the sale of equity, warrants or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through asset sales, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise capital when needed or consummate a strategic sale, license or other disposition of one or more of our assets (should we choose to pursue such a transaction), then we may be forced to delay, reduce or eliminate our commercialization efforts, conduct additional reductions-in-force or cease our operations and, potentially, wind down the company under the bankrupty laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our shareholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest.

In addition, as part of our corporate strategy, we continue to evaluate business development opportunities and potential collaborations. We may further expand our product pipeline through opportunistically purchasing in-licensing or acquiring the rights to complementary products, product candidates and technologies for the treatment of a range of infectious diseases or other products that we would market with our commercial infrastructure, including additional community products, which could involve an acquisition of or business combination or other strategic transaction with another operating business. To the extent any additional business development opportunity is consummated, our capital expenditures may increase significantly.

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

Capital Expenditures

Capital expenditures were $0.2 million and $20,000 for the nine months ended September 30, 2022 and 2021, respectively. Currently, there are no material capital projects planned in 2022.

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

Interest rate risk may arise from short-term or long-term debt. Our outstanding indebtedness with Hercules bears interest at the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. Effective September 22, 2022 the prime rate increased to 6.25%, which increased the interest on our loan with Hercules to 10.55%.

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, our operations may be adversely affected by inflation in the future.

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents and restricted cash as of the date of this Quarterly Report on Form 10-Q together with our anticipated SIVEXTRO and XENLETA commercial sales receipts will be sufficient to enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or equity or debt financings.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, and funding from local and international government entities and non-government organizations in the disease areas addressed by our product candidates and marketing, distribution or licensing arrangements. We may also finance our cash needs by selling, licensing or disposing of one or more of our assets, including XENLETA and CONTEPO. To the extent that we raise additional capital through the sale of equity, warrants or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing shareholders. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through asset sales, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If we are unable to raise capital when needed or consummate a strategic sale, license or other disposition of one or more of our assets (should we choose to pursue such a transaction), then we may be forced to delay, reduce or eliminate our commercialization efforts, conduct additional reductions-in-force or cease our operations and, potentially, wind down the company under the bankrupty laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our shareholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A. RISK FACTORS

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects. On September 16, 2022, our board of directors effected a one-for-twenty five reverse stock split of our ordinary shares, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twenty five ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the company were consolidated into one ordinary Share of $0.25 each (nominal value), and the nominal value of each ordinary share was subsequently immediately reduced from $0.25 to $0.01 nominal value per share. All outstanding stock options, restricted stock units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share, common share, equity award, warrant and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $34.4 million for the nine months ended September 30, 2022, $49.5 million for the year ended December 31, 2021 and $69.5 million for the year ended December 31, 2020. As of September 30, 2022, we had an accumulated deficit of $630.1 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements and XENLETA and SIVEXTRO product sales. We have devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck Sharp & Dohme Corp. pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the SIVEXTRO Territory. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We have maintained a virtual promotion effort piloted with sales representatives since the third quarter of 2021 and engaged in-house district managers in April 2022. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years, including in connection with the promotion and distribution efforts for

SIVEXTRO, our regulatory approval efforts, supply chain investments and commercialization of XENLETA, and, if it receives marketing approval, the commercialization of CONTEPO. We expect to seek additional funding in future periods to support these activities. The net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year.

In addition, our expenses will increase if and as we:

●	initiate or continue the development of XENLETA and CONTEPO for additional indications and of our other product candidates;
●	seek to develop additional product candidates;
●	seek marketing approval for any product candidates that successfully complete clinical development;
●	are required by the FDA, EMA or other regulators to conduct additional clinical trials prior to or after approval;
●	continue to build or re-build a medical affairs, sales, marketing and distribution infrastructure and scale up manufacturing capabilities to commercialize SIVEXTRO, XENLETA and any other product candidates for which we receive marketing approval;
●	in-license or acquire other products, product candidates or technologies, including additional community products;
●	maintain, expand and protect our intellectual property portfolio;
●	expand our physical presence in the United States and Ireland;
●	incur additional debt;
●	establish and expand manufacturing arrangements with third parties; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and our operations as a public company in addition to our commercialization efforts.

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

We may be forced to delay or reduce the scope of our development programs and/or limit or cease our operations if we are unable to obtain additional funding to support our current operating plan. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of September 30, 2022, we had cash, cash equivalents and restricted cash of $14.8 million. Based on our available cash, cash equivalents and restricted cash resources and anticipated SIVEXTRO and XENLETA commercial sales receipts, we believe we do not have sufficient cash on hand to support current operations for more than twelve months from the date of filing this Quarterly Report on Form 10-Q. This condition raises substantial doubt about our ability to continue as a going concern within one year after the date the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable. If we fail to obtain additional funding, we will be unable to expand our business and could be required to cease operations, which could cause our shareholders to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or pursue strategic transactions. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our shareholders to lose all or part of their investment.

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

Furthermore, we expect to continue to incur additional costs to service our current debt and costs associated with operating as a public company and as a company with a commercial rather than a research and development focus. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to further delay, reduce or eliminate our research and development programs or reduce our commercialization efforts or pursue strategic transactions. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations and, potentially, wind down the company under the bankrupty laws or otherwise. If we were to cease operations and wind down the company under the bankruptcy laws or otherwise, we cannot assure our shareholders or other stakeholders of any specific level of recovery, or any recovery at all on their specific claims or interest .

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

On June 2, 2021, we entered into a further amendment, or the Fourth Amendment, to our Loan Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which we must commence repaying principal under the Loan Agreement was extended to April 1, 2022. We began making interest and principal payments as of April 2022. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents will be waived at any time we have recognized $15.0 million of net product revenue during the applicable trailing three months. In light of the COVID-19 pandemic, the associated disruption to the healthcare delivery and the uncertainty of resuming full direct physician promotion, future sales are uncertain. Based on our current operating plans, we expect that our existing cash, cash equivalents and restricted cash as of the date of this Quarterly Report on Form 10-Q, together with our anticipated SIVEXTRO and XENLETA commercial sales receipts, will be sufficient to enable us to fund our operations, debt service obligations and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or equity or debt financings. This estimate also assumes that we remain in compliance with the covenants and no event of default occurs under the Loan Agreement.

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

Adequate additional financing may not be available to us on acceptable terms, or at all. Under General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the ordinary shares held by our non-affiliates. As of March 28, 2022, the aggregate market value of our ordinary shares held by our non-affiliates was approximately $32.1 million, based on 2,447,906 ordinary shares held by non-affiliates and a price of $13.13 per share, which was the last reported sale price of our ordinary shares on the Nasdaq Capital Market on February 9, 2022. We therefore are limited by the Baby Shelf Rule as of the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, until such time as our public float exceeds $75.0 million. We will need substantial additional funding. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts or cease operations, which could cause our shareholders to lose all or part of their investment.

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

As part of our efforts to extend our cash runway and maximize the value of our assets we are exploring potential strategic transactions, including the potential sale, license or disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO. We may not be successful in identifying and implementing any strategic transaction, and any strategic transactions that we may consummate in the future could have negative consequences.

As part of our efforts to extend our cash runway and maximize the value of our assets, in addition to our ongoing commercialization activities, we are exploring strategic options, including the potential sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO and have retained Torreya Capital to advise on our expoloration of the strategic options available to us. However, there can be no assurance that we will be able to successfully identify or consummate such a strategic transaction. The process of evaluating strategic transactions may be very costly, time-consuming and complex and we have incurred, and may in the future incur, significant costs related to this evaluation, such as legal and accounting fees and expenses and other related charges. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such transaction is completed. Any such expenses will decrease the remaining cash available for use in our business.

In addition, any strategic transactions that we may consummate in the future could have a variety of negative consequences and we may implement a transaction that yields unexpected results that adversely affects our business and decreases the remaining cash available for use in our business. There can be no assurances that any particular transaction, or series of transactions, will be pursued, successfully consummated, lead to increased shareholder or stakeholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transaction

Raising additional capital may cause dilution to our security holders, restrict our operations or require us to relinquish certain rights to our technologies, products or product candidates.

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

In May 2021, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4)

promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 237,027 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement. As of September 30, 2022, we have issued and sold an aggregate of 1,249,898 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.5 million and net proceeds of $32.2 million, after deducting commissions to Jefferies and other offering expenses. From October 1, 2022 and through the date of this filing, we did not sell any shares under the Sale Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $8.0 million under the Sale Agreement.

On December 20, 2019, we sold to certain institutional investors in a registered direct offering an aggregate of 55,170 ordinary shares, and accompanying warrants to purchase up to an aggregate of 55,170 ordinary shares. Each share was issued and sold together with an accompanying warrant at a combined price of $362.50 per security. The proceeds to us from the offering were $20.0 million gross and $18.3 million net, after deducting the placement agent’s fees and other offering expenses. As of September 30, 2022, there were 55,170 warrants outstanding from the offering, where each warrant has an exercise price of $475.00 per share and will expire on the date that is three years and six months after the initial issuance date.

On March 1, 2021, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold in a registered direct offering (1) an aggregate of 390,440 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 195,220 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 24,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 12,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $61.31, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $61.06. The proceeds to us from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $59.75, is exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance. As of September 30, 2022, there were 207,214 warrants outstanding from the offering at an exercise price of $59.75 per share.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 25,298 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 16,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 24,000 ordinary shares if the closing sale price of our ordinary shares is not below $50.00 per share on Nasdaq or (iii) 32,000 ordinary shares if the closing sale price of our ordinary shares is not below $75.00 per share on Nasdaq. Notwithstanding the foregoing, we may direct Lincoln Park to purchase on any single business day ordinary shares with a purchase price equal to or greater than $200,000 irrespective of the number of ordinary shares required to approximate that amount. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of September 30, 2022, we have issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million. From October 1, 2022 and through the date of this filing, we did not sell any shares under the Purchase Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.5 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

In addition, in connection with the closing of the acquisition of Zavante Therapeutics, Inc., or Zavante, together with its lead product candidate CONTEPO, or the Acquisition, we issued 29,347 of our ordinary shares to former Zavante stockholders as initial upfront consideration and following the one year anniversary of the closing of the Acquisition on July 25, 2019, we issued an additional 3,260 ordinary shares to the former Zavante stockholders that had been subject to reduction in respect of certain indemnification and other obligations pursuant to the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones. The issuance of our ordinary shares to satisfy the milestone payments will cause dilution to our security holders, and the sale or resale of these shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in our share price. Such a decline would adversely affect our investors and also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. We may also consider the potential sale, license or other disposition of one or more of our assets, technologies or products including XENLETA and CONTEPO. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or cease operations entirely.The occurrence of any of the foregoing may cause our shareholders to lose all or part of their investment.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We have encountered and may encounter delays or difficulties in our efforts to obtain regulatory approval for CONTEPO and successfully integrate it into our business strategy. Moreover, we are in the process of transitioning from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

Our level of indebtedness and debt service obligations could adversely affect our financial condition and may make it more difficult for us to fund our operations.

On March 11, 2020, we entered into the Amendment to the Loan Agreement pursuant to which we agreed to repay to Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. Following the Prepayment and principal and interest payments made since April 2022, there remains outstanding $3.1 million in principal amount under the Loan Agreement, the end of term loan charge payment of $2.4 million and the Prepayment fee of $300,000.

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

As a company that carried out extensive research and development activities, we have benefited from the Austrian research and development support regime, under which we were eligible to receive a research premium from the Austrian government equal to 14% (12% for the fiscal years 2016 and 2017 and 10%, in the case of fiscal years prior to 2016) of a specified research and development cost base. Qualifying expenditures largely comprised research and development activities conducted in Austria, however, the research premium was also available for certain related third-party expenses with additional limitations. We received research premiums of $1.4 million for the year ended December 31, 2020 and $1.3 million for the year ended December 31, 2019. We have not received any research premium for our qualified 2022 and 2021 expenditures as of September 30, 2022. As we expand our business outside of Austria, or if we suspend our early research and development activities in Austria, we may not be able to continue to claim research premiums to the same extent as we have in previous years or at all, as some research and development activities may no longer be considered to occur in Austria. As research premiums that have been paid out already may be audited by the tax authorities, there is a risk that parts of the submitted cost base may not be considered as eligible and therefore repayments may have to be made.

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

The effects of COVID-19 pandemic also disrupted the FDA’s review of our NDA for CONTEPO. On March 10, 2020, the FDA announced that it would restrict travel of its employees to Europe for inspections as a result of the spread of COVID-19. On June 19, 2020 we received a CRL for CONTEPO in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We have been notified by our manufacturing partner in Italy that the FDA has completed an on-site general Good Manufacturing Practices, or GMP, inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require an on-site Prior Approval Inspection, or PAI, for CONTEPO injection upon resubmission of the CONTEPO NDA. This is up to the FDA’s discretion. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTIs, including AP.

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

In April 2020, we announced a plan to restructure our hospital-based commercial sales force and transition to a community-based sales effort. This restructuring reduced costs to align the capabilities of our sales efforts with our strategic re-focus on making sales of XENLETA to community health care professionals. This restructuring resulted in the termination of 66 employees, consisting of our entire hospital-based sales personnel and certain members of our sales force leadership team. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of our Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. The Company expanded this effort to 60 sales representatives and may expand it further. We have maintained a virtual promotion effort piloted with sales representatives since the third quarter of 2021 and engaged in-house district managers in April 2022.

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

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted our NDA for CONTEPO for the treatment of cUTIs, including AP. On June 19, 2020 we received a second CRL from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including our NDA for CONTEPO. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a PAI or PLI or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We have been notified by our manufacturing partner in Italy that the FDA has completed an on-site general GMP inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require an on-site Prior Approval Inspection, or PAI, for CONTEPO injection upon resubmission of the CONTEPO NDA. This is up to the FDA’s discretion. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes PAIs, will continue to be prioritized going forward. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTIs, including AP.

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

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell SIVEXTRO, XENLETA, if approved, CONTEPO or any future product candidates that receive marketing authorization into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of SIVEXTRO, XENLETA, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 7,800 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020. Additional reductions in headcount occurred in the third quarter of 2020 including the restructuring of the commercial organization, which led to the elimination of the role of the Chief Commercial Officer. Our commercial operations now report directly to our Chief Executive Officer. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. We expanded this effort to 60 sales representatives and may expand it further. We have maintained a virtual promotion effort piloted with sales representatives since the third quarter of 2021 and engaged in-house district managers in April 2022.

If we are unable to establish or maintain sales, marketing and distribution capabilities or enter into or maintain sales, marketing and distribution agreements with third parties, we may not be successful in commercializing SIVEXTRO, XENLETA, CONTEPO or any other product candidate if and when they are approved.

We have a limited sales, marketing, patient access and distribution infrastructure, and as a company we have limited experience in the sale, marketing or distribution of pharmaceutical products and XENLETA is the first product that we are commercializing. To achieve commercial success for SIVEXTRO, XENLETA and any other approved product, we must re- establish and maintain an adequate sales, marketing, commercial operations, patient access and distribution organization or outsource these functions to third parties. We continue to operate a virtual and in-person sales effort with community-based expertise with Amplity Health, which is a contract sales organization, with a small and focused sales effort for SIVEXTRO and XENLETA. The Company expanded this effort to 60 sales representatives and may expand it further. We have maintained a virtual promotion effort piloted with sales representatives since the third quarter of 2021 and engaged in-house district managers in April 2022. In addition, we expect to utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA in markets outside the United States. We plan to commercialize CONTEPO, if approved, in the United States with targeted sales efforts, but we do not have the right to commercialize CONTEPO in any markets outside the United States.

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

Another third-party manufacturer synthesizes XENLETA starting from pleuromutilin and a readily accessible chiral building block and provides our supply of the active pharmaceutical ingredient, or API. We have initiated engagement with a potential secondary supplier to synthesize XENLETA, with a preliminary technology transfer and pilot scale manufacture. We are currently in the process of completing the technology transfer, scale-up and validation of this potential secondary supplier; however we will not initiate commercial production with this supplier until there is need for additional quantities of API and we obtain additional funding. We engage separate manufacturers to provide tablets, sterile vials, and sterile diluent that we are using in our clinical trials of XENLETA. We have entered into commercial supply agreements with these same manufacturers to support the commercialization of XENLETA in the United States and, if approved outside of the United States, to support future demand outside of the United States. We also entered into a long-term commercial supply agreement with Arran Chemical Company Limited, or Arran, for the supply of the chiral acid starting material required in the synthesis of XENLETA API and a commercial packaging and supply agreement with Sharp Corporation for the secondary packaging and serialization of XENLETA for distribution in the United States.

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

In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the CRL requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted our NDA for CONTEPO for the treatment of cUTIs, including AP. On June 19, 2020 we received a second CRL from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTIs, including AP . On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the our NDA for CONTEPO for the treatment of cUTIs, including AP. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a PAI or a PLI or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We have been notified by our manufacturing partner in Italy that the FDA has completed an on-site general Good Manufacturing Practices, or GMP, inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require an on-site Prior Approval Inspection, or PAI, for CONTEPO injection upon resubmission of the CONTEPO NDA. This is up to the FDA’s discretion. The FDA released the Resiliency Roadmap for FDA Inspectional Oversight that describes the systematic approach that FDA will utilize to manage postponed inspections and other oversight activities. The prioritization plan considers public health risks related to conducting an inspection, such as the impact of the product’s availability on public health, as well as investigator safety and travel restrictions/advisories. In addition, the FDA informed us that, while they cannot predict when an inspection may occur and when the pandemic may prevent the FDA from completing inspections, tier 1 mission-critical inspections and tier 2 higher priority inspections, which includes PAIs, will continue to be prioritized going forward. If we or any of our third-party manufacturers, or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports, or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or may fail to obtain regulatory approval of our product candidates, including CONTEPO.

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. Further, on July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. In September 2021, we and Sumitomo Pharmaceuticals (Suzhou) announced the approval received by Sumitomo Pharmaceuticals (Suzhou) to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan. We have not received approval to market XENLETA in any jurisdiction other than those mentioned above or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We have been notified by our manufacturing partner in Italy that the FDA has completed an on-site general GMP inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require an on-site Prior Approval Inspection, or PAI, for CONTEPO injection upon resubmission of the CONTEPO NDA. This is up to the FDA’s discretion. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTI, including AP.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. The United Kingdom and European Union entered into a Trade and Cooperation Agreement in connection with Brexit that sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of the Trade and Cooperation Agreement would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business. We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

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

More recently, with passage of the Inflation Reduction Act in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.

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

The upfront consideration for the Acquisition was comprised of 32,608 of our ordinary shares, including the 3,260 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us, subject to the terms and conditions of the Merger Agreement, up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a new drug application from the FDA, for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified net sales milestones, or the Net Sales Milestone Payments, with the first commercial milestone becoming payable when CONTEPO exceeds $125.0 million in net sales in a calendar year. At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares. We also now have the right to settle the Net Sales Milestone Payments in ordinary shares, except as otherwise provided in the Merger Agreement. The issuance of our ordinary shares in connection with the closing of the Acquisition was dilutive to our existing shareholders, and the future issuance of our ordinary shares to satisfy our milestone payment obligations would be further dilutive to our then existing shareholders.

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

In April 2020, we reduced the size of our organization and, in October 2022, we further reduced the size of our organization. These reductions or the attrition that may occur following this further reduction may cause us to encounter difficulties in managing our business , which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from the latest reduction.

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

In October 2022, we determined to pivot our strategy to focus our commercialization efforts primarily on SIVEXTRO, suspend our early-stage research and development activities and streamline our operations to focus on maximizing our cash position to preserve optionality as we explore strategic options. Based on the determination to pivot our strategy, we implemented a reduction-in-force, including implementing a hiring freeze, relating to our research and development organization and additional areas of our business. As part of the reduction-in-force, we suspended all of our early-stage research and development activities and reduced global headcount by approximately 40% impacting nearly all functional areas within our organization. We expect that the restructuring plan will result in the termination of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity and nature of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel. This will be made more challenging given the reorganization plan described above and additional measures we may take to reduce costs. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities and devote a substantial amount of time to managing these organizational changes.

In connection with the October 2022 reduction-in-force, we estimate that we will incur approximately $0.3 million of charges during the fourth quarter of 2022 related to expected severance, benefits and related costs, which amounts may be greater than currently projected. We expect to realize estimated cost savings of approximately $10.0 million in 2023 compared to 2022. However, there can be no assurance that the expected cost savings will be realized at or near those amounts and will depend on, among other things, our ability to continue to conduct our business with fewer employees. Further, the restructuring and possible additional cost containment measures may yield unintended consequences, such as attrition beyond our intended reduction in headcount and reduced employee morale. In addition, the restructuring may result in employees who were not affected by the reduction in headcount seeking alternate employment, which would result in us seeking contract support at unplanned additional expense. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company. If our management is unable to effectively manage this transition and restructuring and additional cost containment measures, our expenses may be more than expected, and we may not be able to implement our business strategy.

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

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 207,220 ordinary shares at an exercise price of $59.75 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 55,170 ordinary shares at an exercise price of $475.00 per share. As of the date of this Quarterly Report on Form 10-Q, there were 262,384 warrants outstanding from the two offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

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

On April 29, 2020, we received written notice from The Nasdaq Stock Market LLC, or Nasdaq, indicating that, based on the closing bid for the last 30 consecutive business days, we were not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Listing Rule 5450(a)(1), or the Bid Price Rule. On December 2, 2020, our board of directors effected a one-for-ten reverse stock split of our ordinary shares for the purpose of regaining compliance with the Bid Price Rule. On December 17, 2020, we received notification from Nasdaq that for 10 consecutive business days, the closing bid price of our ordinary shares had been at $1.00 per share or greater, confirming that we had regained compliance with the Bid Price Rule.

On January 4, 2022, we again received written notice from Nasdaq indicating that, based on the closing bid for the last 30 consecutive business days, we were not in compliance with the Bid Price Rule. The Notice did not result in the immediate delisting of our ordinary shares from The Nasdaq Global Select Market. In accordance with Listing Rule 5810(c)(3)(A), or the Compliance Period Rule, we had a period of 180 calendar days to regain compliance with the Bid Price Rule. As a result, we had until July 5, 2022, or the Initial Compliance Date, to regain compliance with the Bid Price Rule. We did not regain compliance with the Bid Price Rule by the Initial Compliance Date. On July 6, 2022, Nasdaq notified us that we were eligible for an additional 180 calendar day period, or until January 2, 2023, the Extended Compliance Date, to regain compliance with the Bid Price Rule. Nasdaq’s determination was based on, among other things, (1) our written notice of our intention to transfer to the Nasdaq Capital Market and to cure the deficiency by the Extended Compliance Date by effecting a reverse stock split, if necessary and (2) meeting the continued listing requirement for market value of publicly held shares and all other initial listing requirements for the Nasdaq Capital Market, with the exception of the Bid Price Rule. On July 6, 2022, Nasdaq approved our transfer from the Nasdaq Global Select Market to the Nasdaq Capital Market, a continuous trading market that operates in substantially the same manner as the Nasdaq Global Select Market. The transfer was effective at the opening of business on July 8, 2022. Our ordinary shares continue to trade under the symbol “NBRV.” On September 30, 2022, we received a letter from Nasdaq notifying us that we had regained compliance with the Bid Price Rule.

If we fail to satisfy The Nasdaq Capital Market’s continued listing requirements, we may transfer to the OTC Bulletin Board, which generally has lower financial requirements for listing. However, having our ordinary shares trade on the OTC Bulletin Board could adversely affect the liquidity of our ordinary shares. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our ordinary shares, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our ordinary shares to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our share price.

There are many factors that may adversely affect our minimum bid price, including those described throughout this section titled “Risk Factors”. Many of these factors are outside our control. As a result, we may not be able to comply with the Bid Price Rule in the long term or other continued listing requirements. Any potential delisting of our ordinary shares from The Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our ordinary shares and would adversely affect our ability to raise additional capital or to enter into a strategic transaction successfully. Any potential delisting of our ordinary shares from The Nasdaq Capital Market would also make it more difficult for our shareholders to sell their ordinary shares in the public market.

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

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 3,021,368 ordinary shares outstanding as of September 30, 2022. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. The majority of ordinary shares that may be issued under our equity compensation plans remain subject to vesting in tranches over a four-year period. As of September 30, 2022, an aggregate of 36,859 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares.

In addition, on June 25, 2019, we entered into the Jefferies ATM Agreement, with Jefferies, pursuant to which, from time to time, we may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million through Jefferies by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended.

On May 6, 2021, we entered into the Sale Agreement with Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, nominal value $0.01 per share for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing Jefferies ATM Agreement was terminated. We did not incur any termination penalties as a result of the replacement of the Jefferies ATM Agreement. As of the effective date of the termination of the Jefferies ATM Agreement, we had sold an aggregate of 237,027 of our ordinary shares pursuant to the Jefferies ATM Agreement for aggregate gross proceeds of $33.7 million and net proceeds to us of $31.9 million, after deducting commissions and offering expenses payable by us. The approximately $16.3 million of ordinary shares that had been available for sale pursuant to the Jefferies ATM Agreement remained unsold at the time of its replacement. The replacement of the Jefferies ATM Agreement terminated any future sales of ordinary shares through the Jefferies ATM Agreement.

As of September 30, 2022, we have issued and sold an aggregate of 1,249,898 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.5 million and net proceeds of $32.2 million, after deducting commissions to Jefferies and other offering expenses. From October 1, 2022 and through the date of this filing, we did not sell any shares under the Sale Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $8.0 million under the Sale Agreement.

On September 24, 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our Ordinary Shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 25,298 Ordinary Shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase up to (i) 16,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $0.25 per share on Nasdaq, (ii) 24,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $50.00 per share on Nasdaq or (iii) 32,000 Ordinary Shares if the closing sale price of our Ordinary Shares is not below $75.00 per share on Nasdaq. Notwithstanding the foregoing, we may direct Lincoln Park to purchase on any single business day ordinary shares with a purchase price equal to or greater than $200,000 irrespective of the number of ordinary shares required to approximate that amount. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2,500,000 absent a mutual agreement to increase such amount. As of September 30, 2022, we have issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million. From October 1, 2022 and through the date of this filing, we did not sell any shares under the Purchase Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.5 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 207,220 ordinary shares at an exercise price of $59.75 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 55,170 shares of ordinary shares at an exercise price of $475.00 per share. As of the date of this Quarterly Report on Form 10-Q, there were 262,384 warrants outstanding from the two offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of these warrants or sale of the shares issuable upon exercise of these warrants, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly.

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

The upfront consideration for the Acquisition was comprised of 32,608 of our ordinary shares, including 3,260 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended September 30, 2022 that were not registered under the Securities Act of 1933, as amended, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Consolidated Statements of Operations for the nine months ended September 30, 2022 and 2021, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2022 and 2021 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: November 10, 2022
	By:	/s/ Theodore Schroeder
Theodore Schroeder
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Daniel Dolan
Daniel Dolan
Chief Financial Officer
(Principal Financial and Accounting Officer)