Form 10-K
period 2022-12-31
Nabriva Therapeutics plc
filed 2023-04-17
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-37558

Nabriva Therapeutics plc

(Exact name of registrant as specified in its charter)

Ireland	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Alexandra House, Office 225/227,

The Sweepstakes, Dublin 4, Ireland	Not applicable
(Address of principal executive offices)	(Zip Code)

+353 1 649 2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	NBRV	The Nasdaq Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ⌧	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting securities held by non-affiliates was approximately $11.6 million based on the last reported sale price of the registrant’s ordinary shares on June 30, 2022. As of February 28, 2023, the registrant had 3,201,456 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve important risks and uncertainties. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate, “around” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully execute a planned orderly wind down;
●	our ability to identify, assess and execute a strategic transaction;
●	our ability to preserve cash in order to adequately fund an orderly wind down of our operations;
●	our expectations regarding the value or recovery that may be available to our shareholders and other stakeholders as part of a wind down process;
●	our ability to successfully commercialize SIVEXTRO and realize value from our agreement with Merck & Co., Inc.;
●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis or at all;
●	our ability to meet the minimum listing requirements for listing on The Nasdaq Capital Market;
●	the potential extent of revenues from future sales of SIVEXTRO, XENLETA and/or CONTEPO, if approved;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO for the treatment of cUTIs and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA for CABP and any other product candidates we may develop or obtain;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;
●	our ability to satisfy payments and comply with the terms of the Hovione Supply Agreement for the long-term commercial supply of the active pharmaceutical ingredient for XENLETA;
●	the future development and commercialization of XENLETA in the greater China region, Canada and Eastern Europe;

●	our expectations with respect to milestone payments pursuant to the Agreement and Plan of Merger, dated July 23, 2018, and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the acquisition of Zavante Therapeutics, Inc., or the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of SIVEXTRO for acute bacterial skin and skin structure infections, XENLETA for CABP, CONTEPO for cUTI and our other product candidates, if approved;
●	our ability to maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada the greater China region, Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia;
●	the potential benefits under our license agreements with Sumitomo Pharmaceuticals (Suzhou), or the China Region License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement, and with Er-Kim Pharmaceuticals, or the Er-Kim License Agreement;
●	our future intellectual property position;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with our employees and suppliers;
●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters, including the ability of regulatory authorities to operate;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between our wholly owned subsidiary Zavante Therapeutics, Inc. and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in ‘‘Risk Factors’’ in Part I, Item 1A of this Annual Report on Form 10-K.

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

SPECIAL NOTE

On September 16, 2022, we filed an Amended and Restated Memorandum and Articles of Association with the Irish Companies Registration Office and effected, a one-for-twenty five reverse stock split, or the Reverse Stock Split, of our ordinary shares. As a result of the Reverse Stock Split, every twenty five of our ordinary shares in the authorized and unissued and authorized and issued share capital were consolidated into one ordinary share. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would otherwise be entitled to a fractional ordinary share were instead entitled to receive a proportional cash payment. All ordinary share, per share and related information presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

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

●	Our exploration and pursuit of strategic alternatives may not be successful.
●	If we do not successfully identify a strategic option or, if such a strategic option is identified, consummate such a transaction, our board of directors may decide to pursue a liquidation and dissolution of our business. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.
●	We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our recently announced Cash Preservation Plan (as defined below), and our restructuring activities may adversely affect our ability to consummate a strategic transaction that enhances shareholder value.
●	We depend heavily on the success of XENLETA, which the FDA has approved for oral and IV use for the treatment of CABP, SIVEXTRO, approved by the FDA for oral and IV use in adults and adolecents for the treatment of ABSSSI and CONTEPO, for the treatment of cUTI, including AP. If we do not obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for SIVEXTRO XENLETA, or, if approved, CONTEPO, or experience significant delays in doing so, our business will be materially harmed.
●	We have incurred significant losses since our inception and expect to incur losses through the orderly wind down of operations and may never generate profits from operations or maintain profitability.
●	Although we have ceased all research and development activity and halted active promotion of our products, if we were to resume such activities, we would require substantial additional funding. Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies, products or product candidates.
●	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
●	SIVEXTRO, XENLETA and any other product candidate that receives marketing approval may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success and the market opportunity for such products and product candidates, if approved, may be smaller than we estimate.
●	We have entered into and may enter into additional collaborations with third parties for the development or commercialization of XENLETA, CONTEPO and our other product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these products and product candidates.
●	If we are unable to obtain and maintain patent protection for our technology, products and product candidates, or if the scope of the patent protection is not sufficiently broad, our competitors could develop and commercialize technology, products and product candidates similar or identical to ours, and our ability to successfully commercialize our technology, products and product candidates may be adversely affected.
●	If serious adverse or undesirable side effects are identified in SIVEXTRO, XENLETA, or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.

●	We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our ordinary shares less attractive to investors.
●	The rights of our shareholders may differ from the rights typically offered to shareholders of a U.S. corporation. We are incorporated as a public limited company under Irish law.
●	The intended efficiency of our corporate structure depends on the application of the tax laws and regulations in the countries where we operate, and we may have exposure to additional tax liabilities or our effective tax rate could change, which could have a material impact on our results of operations and financial position.
●	U.S. persons who own 10 percent or more of our shares may be subject to U.S. federal income taxation on certain of our foreign subsidiaries’ income even if such income is not distributed to such U.S. persons.
●	A transfer of our ordinary shares, other than a transfer effected by means of the transfer of book-entry interests in the Depository Trust Company, may be subject to Irish stamp duty.
●	We may be classified as a passive foreign investment company for one or more of our taxable years, which may result in adverse U.S. federal income tax consequence to U.S. holders.

PART I

ITEM 1. BUSINESS

Overview

We are a biopharmaceutical company that historically engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, SIVEXTRO and XENLETA, as well as one development product candidate, CONTEPO.

Recent Developments

As part of a plan approved by our board of directors on January 4, 2023 to preserve our cash so that we may adequately fund an orderly wind down of our operations, we have reduced our operations to those necessary to: (i) make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down our business. We have no intention of resuming any active sales promotion or research and development activities. Also as part of the Cash Preservation Plan, our board of directors determined to terminate all of our employees not deemed necessary to execute an orderly wind down of our operations, including Theodore Schroeder, our former chief executive officer, and Steven Gelone, our former president and chief operating officer, each of whom was terminated effective January 15, 2023.

In January 2023, we settled all outstanding balances due to Hercules Capital and removed all secured liens on all of our assets. We also terminated our agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA and, on January 31, 2023, entered into a letter agreement, or the Letter Agreement, relating to our Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, to begin transition responsibility for the promotion and distribution of SIVEXTRO back to Merck & Co. Inc. as of June 30, 2023. For additional discussion regarding the Letter Agreement see “Business – Our Products and Product Candidate – SIVEXTRO.” Although we have ceased our active commercialization efforts, we expect to continue to make XENLETA and, for the remaining term of the Distribution Agreement, SIVEXTRO commercially available to wholesale customers.

As previously disclosed, we have retained Torreya Capital to advise on our exploration of a range of strategic options. While we continue to work with Torreya Capital on identifying and evaluating potential strategic options with the goal of maximizing value, we are currently focused, as part of our Cash Preservation Plan, on the sale of our existing assets, including XENLETA and CONTEPO. In the event that our board of directors determines that a liquidation and dissolution of our business approved by shareholders is the best method to maximize shareholder value, we would file proxy materials with the Securities and Exchange Commission, or SEC, and schedule an extraordinary meeting of our shareholders to seek approval of such a plan as required.

Overview of Our Products and Product Candidate

SIVEXTRO

SIVEXTRO is a novel oxazolidinone class antibiotic to treat susceptible Gram-positive pathogens including MRSA, one of the serious public health threats identified by the CDC. Available in both for intraveneous, or IV, and oral formulations, SIVEXTRO was approved by the FDA for the treatment of adults with acute bacterial skin and skin structure infections, or ABSSSI, such as cellulitis, wound infections, and erysipelas and in 2020 the label was expanded to include adolescents 12 years of age and older.

On July 15, 2020, we entered into the Distribution Agreement, with MSD and the Supplier, each a subsidiary of Merck & Co., Inc. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed us as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the SIVEXTRO Territory. A subsidiary of Merck sells to us, and we have agreed to purchase, SIVEXTRO from such subsidiary at specified prices in such quantities as we may specify.

We began filling orders of SIVEXTRO with our own National Drug Code, or NDC, beginning on April 12, 2021. Subject to applicable law, we are entitled to determine the final selling prices of the Products charged by us to our customers at our sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. We are responsible for all costs related to the promotion, sale and distribution of the Products by us, as well as all costs required to meet our staffing obligations under the Distribution Agreement. Prior to the execution of the Letter Agreement, we were obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the SIVEXTRO Territory and utilized a combination of our employees and assistance from Amplity Health, a contract sales organization, to comply with this obligation.

On January 31, 2023, we entered into the Letter Agreement which, among other things, converted our exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, effective June 30, 2023. We no longer intend to actively promote SIVEXTRO but expects to continue to make SIVEXTRO available to wholesale customers and record revenue on account of any sales until June 30, 2023. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO.

XENLETA

Discovered and developed by our team, XENLETA is a semi-synthetic pleuromutilin antibiotic that is the first in its class for oral and IV administration in humans. XENLETA is designed to inhibit the synthesis of a specific protein on the bacterial ribosome, which is required for bacteria to grow, by binding with high affinity and specificity at molecular targets that are different than other currently available antibiotic classes causing cell death. On September 9, 2019, we announced that the oral and IV formulations of XENLETA were available in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults through major specialty distributors. This followed the approval by the FDA of our New Drug Application, or NDA, for XENLETA on August 19, 2019 for the treatment of adults with CABP. XENLETA is the first oral and IV treatment in the pleuromutilin class of antibiotics available for the systematic administration in humans.

In early 2020, we began to actively market XENLETA to high value primary care physicians in the community near our target hospitals using our own targeted hospital sales force and marketing organization. Due to market factors in 2020, including the COVID-19 pandemic, we transitioned to a community-based sales effort. This strategy was implemented given XENLETA’s convenient 5-day dosing of its oral formulation and given that it is widely covered under most commercial insurance plans. In January 2023, as part of our Cash Preservation Plan, we elected to stop actively promoting XENLETA, although we continue to make it commercially available to wholesale customers. We have also discontinued all of our research and development efforts, including our efforts to expand the indications for which XENLETA may be commercially marketed and sold.

We entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc., or Sunovion, for the commercial rights to XENLETA in Canada. On July 16, 2020, we announced that Sunovion received approval from Health Canada to market oral and IV formulations of XENLETA for the treatment of community-acquired pneumonia, or CAP, in adults, with the related Notice of Compliance from Health Canada dated July 10, 2020.

On July 28, 2020, we announced that the European Commission, or EC, issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of CAP, in adults when it is considered inappropriate to use antibacterial agents that are commonly recommended for initial treatment or when these agents have failed following a review by the EMA. The EC approved XENLETA for countries of the European Economic Area, or EEA, and United Kingdom, or U.K.

In September 2021, Sumitomo Pharmaceuticals (Suzhou) and we announced Sumitomo Pharmaceuticals (Suzhou) received approval to market oral and IV formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan. In November 2021, we announced that Sumitomo Pharmaceuticals´ (Suzhou) NDA to market oral and IV formulations of lefamulin for the treatment of CAP in adults in mainland China was accepted for review by the Chinese Center for Drug Evaluation, or CDE, China’s regulatory authority, on November 23, 2021. The expected time for the application review is up to 24 months.

CONTEPO

On July 24, 2018, we completed the acquisition of Zavante Therapeutics, Inc., or Zavante, together with its lead product candidate CONTEPO (fosfomycin for injection, previously referred to as ZTI-01 and ZOLYD), or the Acquisition. With the Acquisition, Zavante became our wholly owned subsidiary. CONTEPO is a novel, potentially first-in-class investigational IV antibiotic in the United States with a broad spectrum of Gram-negative and Gram-positive activity, including activity against most MDR strains such as extended-spectrum β-lactamase-, or ESBL-producing Enterobacteriaceae. Intravenous fosfomycin has been approved for a number of indications and utilized for over 45 years in Europe to treat a variety of serious bacterial infections, including cUTIs. CONTEPO utilizes a new dosing regimen that optimizes its pharmacokinetics and pharmacodynamics.

We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI including AP in adults in the United States, to the FDA in October 2018. The NDA submission is utilizing the 505(b)(2) regulatory pathway and is supported by a robust data package, including a pivotal Phase 2/3 clinical trial (known as ZEUS™), which met its primary endpoint of statistical non-inferiority to high dose piperacillin/tazobactam in patients with cUTI, including AP. In April 2019, the FDA issued a complete response letter, or CRL, in connection with our NDA for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis, or AP, stating that it was unable to approve the application in its current form. The CRL requested that issues related to facility inspections and manufacturing deficiencies at our active pharmaceutical ingredient contract manufacturer be addressed prior to the FDA approving the NDA. We requested a “Type A” meeting with the FDA to discuss its findings and this meeting occurred in July 2019. As the FDA did not request any new clinical data and did not raise any other concerns with regard to the safety or efficacy of CONTEPO in the CRL, the purpose of the meeting was to discuss and gain clarity on the issues related to facility inspections and manufacturing deficiencies at one of our contract manufacturers that were described in the CRL and other matters pertaining to the steps required for the resubmission of the NDA for CONTEPO.

We resubmitted our NDA in December 2019 and the FDA acknowledged the resubmission in January 2020. On June 19, 2020 we received a second CRL from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cites observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including our NDA for CONTEPO. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during the COVID-19 pandemic specifying that when it cannot perform a Pre-Approval Inspection, or PAI, or a Pre-License Inspection, or PLI, or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We have been notified by our manufacturing partner in Italy that the FDA completed an on-site general Good Manufacturing Practices, or GMP, inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require a or PAI for CONTEPO injection upon resubmission of the CONTEPO NDA. This is up to the FDA’s discretion.

We currently do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTI, including AP, and may ultimately elect to forego resubmission of our NDA to preserve cash. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all. We have also discontinued our efforts to develop CONTEPO for use in pediatric patients with cUTI as part of our Cash Preservation Plan.

Background

Anti-Bacterial Market and Scientific Overview

Antibiotics that are active against both Gram-positive and Gram-negative bacteria are referred to as broad spectrum, while those that are active only against a select subset of Gram-positive or Gram-negative bacteria are referred to as narrow spectrum. Bacteria that cause infections are often referred to as bacterial pathogens. Because it often takes from 24 to 72 hours to definitively identify the particular bacterial pathogen causing an infection, and the difficulty associated with obtaining adequate bacterial cultures in some patients and infections, the causative pathogen(s) often remains unidentified. Since the introduction of antibiotics in the 1940s, numerous new antibiotic classes have been discovered and developed for therapeutic use. The development of new antibiotic classes and new antibiotics within a class is important because of the ability of bacteria to develop resistance to existing mechanisms of action of currently approved antibiotics. However, the pace of discovery and development of new antibiotic classes slowed considerably in the past few decades. In 2019, the CDC estimated that the pathogens responsible for more than 70% of U.S. hospital infections are resistant to at least one of the antibiotics most commonly used to treat them. The CDC also estimated in 2019 that annually in the United States at least 2.8 million people become infected with bacteria that are resistant to antibiotics and at least 35,000 people die as a direct result of these infections.

Antibiotic resistance is primarily caused by genetic mutations in bacteria selected by exposure to antibiotics that do not kill all of the bacteria. In addition to mutated bacteria being resistant to the drug used for treatment, many bacterial strains can also become cross-resistant, meaning that they become resistant to multiple classes of antibiotics. As a result, the effectiveness of many antibiotics has declined, limiting physicians’ options to treat serious infections and exacerbating a global health issue. For example, the WHO estimated in 2014 that people with infections caused by MRSA, a highly resistant form of bacteria, are 64% more likely to die than people with a non-resistant form of the bacteria. Resistance can increase the cost of healthcare because of the potential for lengthier hospital stays and more intensive care. Growing antibiotic resistance globally, together with the low level of investment in research and development, is considered one of the biggest global health threats. In 2010, the WHO stated that antibiotic resistance is one of the three greatest threats to human health. Partially in response to this threat, the U.S. Congress passed the GAIN Act in 2012, which provides incentives, including access to expedited FDA review for approval, fast track designation and five years of potential data exclusivity extension for the development of new QIDPs. Additional legislation is also being considered in the United States, including the Developing an Innovative Strategy for Antimicrobial Resistant Microorganisms Act of 2019, or DISARM, which is intended to establish a new reimbursement framework to enable product specific reimbursement to hospitals for anti-infective products. In addition, the CMS has launched an alternative New Technology Add-On Payment, or NTAP, to increase access to innovative antibiotics for hospital inpatients, by improving reimbursement rates for new generation anti-infectives, and specifically those considered QIDP. In September 2020, the Centers for Medicare & Medicaid Services, or CMS, granted a NTAP for XENLETA for injection, when administered in the hospital inpatient setting. Both the IV and oral formulations of XENLETA were granted QIDP and Fast Track designation by the FDA. NTAP was also granted for CONTEPO, making it the first QIDP antibiotic to be granted conditional NTAP approval prior to receiving FDA approval. CONTEPO was granted QIDP and Fast Track Designation by the FDA for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis.

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

One of the serious public health threats identified by the CDC is MRSA, which continues to be a clinical and economic burden. Based on the CDC 2022 report, there were 306,600 estimated MRSA cases in hospitalized patients in 2020, and an estimated 10,200 deaths in the U.S due to MRSA.

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

On January 31, 2023, we entered into the Letter Agreement which, among other things, converted our exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, effective June 30, 2023. We no longer intend to actively promote SIVEXTRO but expect to continue to make SIVEXTRO available to wholesale customers and record revenue on account of any sales until June 30, 2023. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO.

Community-Acquired Bacterial Pneumonia

Market Overview

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

Bacterial Resistance and Spectrum of Activity

As a result of bacterial resistance, the effectiveness of many antibiotics has declined. Antibiotic resistance has a significant impact on mortality and contributes heavily to healthcare system costs worldwide. Based on the CDC 2022 report, there were 12,000 estimated antibiotic resistant Streptococcus pneumoniae cases in hospitalized patients in 2019, and an estimated 1,200 deaths in the U.S due to antibiotic resistant Streptococcus pneumoniae. None of the currently available treatment options provides a monotherapeutic, empiric, narrow spectrum of antibacterial coverage that sufficiently covers all of the most common bacterial causes of CABP, including multi-drug resistant strains.

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

cUTIs, including AP, are among the most common infections due to MDR bacteria, including CRE, and are often healthcare-associated. Based on the CDC 2022 report, there were 12,000 estimated antibiotic resistant CRE cases in hospitalized patients in 2020, and an estimated 1,100 deaths in the U.S due to antibiotic resistant CRE.

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

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, we entered into the Distribution Agreement, with MSD, and the Supplier, each a subsidiary of Merck & Co., Inc. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed us as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the SIVEXTRO Territory. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms.

On April 12, 2021, in accordance with the terms of the Distribution Agreement, we began exclusive distribution of SIVEXTRO under our own NDC and we recognize 100% of net product sales of SIVEXTRO in our results of operations. Subject to applicable law, we are entitled to determine the final selling prices of the Products charged by us to our customers at our sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. We are responsible for all costs related to the promotion, sale and distribution of the Products by us, as well as all costs required to meet our staffing obligations under the Distribution Agreement. Prior to the execution of the Letter Agreement, we were obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the SIVEXTRO Territory and utilized a combination of our employees and assistance from Amplity Health, a contract sales organization, to comply with this obligation.

On January 31, 2023, we entered into the Letter Agreement which, among other things, converted our exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, effective June 30, 2023. We no longer intend to actively promote SIVEXTRO but expect to continue to make SIVEXTRO available to wholesale customers and record revenue on account of any sales until June 30, 2023. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO.

XENLETA

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

We own exclusive, worldwide rights to XENLETA, other than our rights in People’s Republic of China, Hong Kong, Macau, and Taiwan, which were licensed to Sumitomo Pharmaceuticals (Suzhou); Canada, which was licensed to Sunovion; and Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia, which we licensed to Er-Kim Pharmaceuticals. XENLETA is protected by issued patents in the United States, Europe and Japan covering composition of matter, which are scheduled to expire no earlier than 2028 (2034 in the US with PTE). We also have been granted patents for XENLETA relating to process and pharmaceutical crystalline salt forms in the United States, which are scheduled to expire no earlier than 2031 before any regulatory exclusivity such as QIDP or pediatric extensions are applied. In addition, we own a family of pending patent applications directed to pharmaceutical compositions of XENLETA, which if issued would be scheduled to expire no earlier than 2036.

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

The disruption in chloride transport at the cellular level leads to dehydrated secretions within the lungs. Hence, pulmonary disease is the leading cause of morbidity and mortality in patients with CF because impaired muco-ciliary clearance in the lungs leads to recurrent pulmonary infections, inflammation, bronchiectasis and progressive lung function decline. One of the major factors influencing the impact on the lungs is infection. Infections are a leading cause of loss of lung function and take a significant physical and emotional toll, making them a top concern for people with CF. The treatment landscape for infections is becoming more challenging as antimicrobial resistance increases. It is estimated that approximately half of the CF population will continue to require improved anti-infective treatments over the next 20 years.

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

On November 28, 2022, we announced positive topline results from its Phase 1 clinical trial that assessed the safety and PK of oral and IV XENLETA in adult patients with CF. Data from the trial indicated that the PK of XENLETA in CF patients is consistent with that observed in previous single-dose healthy volunteer studies evaluating the approved oral and IV dosing for adults with CAPB. In addition, XENLETA was well-tolerated and the adverse event profile in CF patients was consistent with that described across the Company’s clinical program for XENLETA. The Phase 1 trial is an open-label, randomized, single-dose, crossover study to assess the safety and pharmacokinetics of oral (600 mg) and IV (150 mg) XENLETA in adult patients with CF. The dosing utilized in the study is consistent with the U.S. Food and Drug Administration approved dosage for the treatment of adults with CABP.

CONTEPO Clinical Development Program

CONTEPO was under development in the United States for the treatment of cUTI, including AP. The clinical development plan for CONTEPO utilized a modernized dosing regimen to optimize coverage of the predominant pathogens in hospital infections, including strains recognized by the CDC as an urgent or serious antibiotic resistant threat to public health in the United States. The FDA has designated CONTEPO as a QIDP. For a discussion of our NDA submission for CONTEPO for the treatment of cUTIs, including AP, see “Business—Overview of Our Products and Product Candidate.”

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

●	Phase 1 Pediatric Clinical Trial

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

●	Potential Additional Indications for CONTEPO

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

License Agreements

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

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and our subsidiaries have established a joint development committee to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. We received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese FDA, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the Chinese FDA approval for lefamulin. We will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, we announced the restructuring of our China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided by us. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to us that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021.

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

Sunovion License Agreement

In March 2019, we entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, our wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by us or any of our affiliates, or the Sunovion Licensed Products in Canada in all uses in humans in CABP and in any other indication for which the Sunovion Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and Nabriva Therapeutics Ireland DAC established a joint development committee to review and oversee regulatory approval and commercialization plans in Canada. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Sunovion Licensed Products in the Canada and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in the Canada.

On November 7, 2019, we, through Sunovion, submitted a New Drug Submission to market oral and intravenous formulations of XENLETA for the treatment of CAP in adults. Health Canada determined there was a screening deficiency in December 2019 and a response from us/Sunovion was provided on December 18, 2019 and acknowledged by Health Canada on January 13, 2020. Sunovion received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020.

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020 we announced that WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with us to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The Named Patient Program is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request oral or IV XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need. On January 9, 202, we provided WEP Clinical with notice of our intent to terminate the agreement in connection with the orderly wind down of of our operations.

Distribution Agreement with Er-Kim

On July 18, 2022, we announced that we had signed a distribution agreement with Er-Kim, a leading partner for biotechnology companies in international markets, for the oral and intravenous formulations of XENLETA. Under the terms of the agreement, Er-Kim has the right to be the exclusive distributor of XENLETA in Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia, and Slovenia. Er-Kim also may distribute XENLETA to an additional five countries through a Named Patient Usage, or NPU, program. Nabriva has the right to be the exclusive supplier of XENLETA to Er-Kim under the terms of the agreement.

Commercialization Strategy

We have distribution rights to SIVEXTRO in the United States until June 30, 2023 pursuant to the Distribution Agreement, with MSD and the Supplier, each a subsidiary of Merck & Co. Our initial target population for SIVEXTRO consisted of healthcare professionals who had historically prescribed SIVEXTRO for patients with ABSSSI. Other than in greater China, Canada and certain countries in Eastern Europe where we have licensed development and commercialization rights to XENLETA, we own exclusive, worldwide rights to XENLETA. Our initial target population for XENLETA consisted of patients with moderate to severe CABP whose antibiotic treatment is hospital initiated. We previously utilized our own targeted hospital sales force and marketing organization and in early 2020 began to target high value primary care physicians in the community near our target hospitals. Due to market factors in 2020, including the COVID-19 pandemic, we transitioned to a community-based sales effort. In the third quarter of 2020 we secured an agreement with Amplity Health, a contract sales organization, and began promoting SIVEXTRO and XENLETA to community-based healthcare providers.

On January 4, 2023, our board of directors, after an assessment of our strategic options, approved the Cash Preservation Plan. As part of the Cash Preservation Plan, we terminated our agreement with Amplity Health, a contract sales organization, to preserve cash. On January 31, 2023, we entered into the Letter Agreement which, among other things, converted our exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, effective June 30, 2023. We no longer intend to actively promote SIVEXTRO but expect to continue to make SIVEXTRO available to wholesale customers and record revenue on account of any sales until June 30, 2023. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO. Similarly, following our termination of our agreement with Amplity Health, we have stopped and no longer plan to actively promote sales of XENLETA, but expect to continue to make it commercially available to wholesale customers.

We own exclusive U.S. rights to CONTEPO. We currently have no plans to actively promote sales of CONTEPO, if approved.

Manufacturing

We do not own or operate, and currently have no plans to establish, manufacturing facilities for the production of clinical or commercial quantities of XENLETA or CONTEPO. We currently rely, and expect to continue to rely, on third parties for the manufacture of XENLETA and CONTEPO. We have in-house knowledge and experience in the relevant chemistry associated with XENLETA and CONTEPO; and the relevant manufacturing and supply chain processes associated with the commercial supply of XENLETA and CONTEPO. In addition to these internal resources, we engage third-party consultants, to assist in the management of our third-party manufacturers. We procure our supply of SIVEXTRO from Merck & Co., Inc.

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

SIVEXTRO

In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck pursuant to which a subsidiary of Merck will sell, and we have agreed to purchase, SIVEXTRO at specified prices. We will rely on a subsidiary of Merck to supply SIVEXTRO to us, who in turn, relies on third party manufacturers for the production, packaging, and serialization of SIVEXTRO for our distribution. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO.

XENLETA

We have entered into a long-term commercial supply agreement with SEL Biochem Xinjiang Co., Ltd, or SEL, and Fountain International Development Holding Limited for the supply of pleuromutilin, which is the key intermediate for XENLETA API production. Under this agreement, SEL is required to manufacture and supply and we are required to purchase from SEL a specified percentage of our commercial requirements of pleuromutilin. The current term of the agreement expires on August 28, 2025, subject to automatic renewal for successive three-year periods. It will remain in force until it is terminated by either party with two-year prior written notice, expiring on or at any time after the expiry of a then-current three-year period renewal term. Either party may terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events. The agreement includes customary supply terms, including product specifications, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality technical agreement pursuant to which SEL will conduct all quality control and release testing for the pleuromutilin produced under the agreement.

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

We have entered into a long-term commercial supply agreement with Hovione Limited, or Hovione, for the supply of XENLETA API. Under this agreement, Hovione is required to manufacture and supply and we are required to purchase from Hovione a specified percentage of our commercial requirements of XENLETA API. The agreement includes customary supply terms, including product specifications, price, payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality technical agreement pursuant to which Hovione will conduct all quality control and release testing for the pleuromutilin produced under the agreement. On August 4, 2021, we entered into an amendment to the agreement, under which Hovione agreed to cancel our May 2021 purchase order for XENLETA API, which represented our minimum purchase requirement under the Hovione Supply Agreement. In addition, pursuant to the First Amendment, Hovione agreed to reduce our annual minimum purchase requirements for XENLETA API to no minimum purchase requirement in 2021, by 50% from 2022 to 2024 and by 25% in 2025, in consideration for cash payments from us totaling €3.2 million and the right to a low single-digit royalty on total net sales of XENLETA in the United States for a period commencing on August 4, 2021 and ending on November 22, 2030, or the Royalty Term, which royalty payments shall be no greater than an aggregate of €10.0 million. If the aggregate amount of royalties payments received by Hovione under the First Amendment is less than an aggregate of €4.0 million, we are obligated to pay Hovione the difference in a lump sum payment at the end of the Royalty Term. In addition, pursuant to the First Amendment, Hovione agreed to extend the duration of the Hovione Supply Agreement from November 22, 2025 to November 22, 2030 with annual minimum purchase requirements for 2026 to 2030 at the newly agreed annual minimum purchase amount for 2025. On November 11, 2022, we entered into an amendment, or the Third Amendment, to the Hovione Supply Agreement. Under the Third Amendment, Hovione agreed to reduce our annual minimum purchase requirements for XENLETA API for certain geographies. In consideration for the reduced minimum purchase requirements, we granted Hovione the right to a low single-digit royalty on total net sales of XENLETA by our licensees outside of the United States to the extent that the commercial product of XENLETA sold by such licensees is manufactured with API obtained from a third party (or any finished commercial product containing API obtained from a third party) other than Hovione during the terms of the agreement. Pursuant to the First Amendment, upon the occurrence of certain events of insolvency for us, any unpaid minimum annual commitment amounts and royalty amounts under the agreement will become immediately due and payable.

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

In addition, we have entered into a long-term commercial supply agreement with Almac Pharma Services Limited, or Almac, for the commercial supply of XENLETA tablets. Under this agreement, Almac is required to supply and we are required to purchase services relating to the manufactured tablets equaling a specified minimum annual spend. The initial term of the agreement expired on August 7, 2022, but it will remain in force until it is terminated by either party with 24-months prior written notice, expiring on or at any time after the expiry of the initial term. Either party may also terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events. The agreement includes customary supply terms, including payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality technical agreement pursuant to which Almac will conduct all quality control testing for the tablets.

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

In January 2019, we entered into long-term commercial supply agreement with Fresenius Kabi Norge AS, or Fresenius, for the supply of sodium citrate buffer infusion bags for use with IV vials of XENLETA. Under this agreement, Fresenius is required to supply and we are required to purchase services relating to the manufacture of sodium citrate buffer infusion bags equaling a specified minimum quantity. The initial term of the agreement expires on December 31, 2023, but it will remain in force until it is terminated by either party with 24-months prior written notice, expiring on or at any time after the expiry of the initial term. Either party may also terminate the agreement for the other party’s uncured material breach or upon the occurrence of specified bankruptcy events. The agreement includes customary supply terms, including payment terms, requirements forecasting, delivery mechanics and quality assurance. Under the agreement, we have also negotiated a quality technical agreement pursuant to which Fresenius will conduct all quality control testing for the sodium citrate buffer infusion bags.

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

CONTEPO

Effective July 28, 2016, Zavante, Laboratorios ERN, S.A., or ERN, and Ercros, S.A., or Ercros entered into an amended and restated three-way agreement, or the Three-Way Agreement, which established the basis for related supply agreements with ERN and Ercros in anticipation of FDA approval of fosfomycin disodium and succinic acid injection for intravenous use filled, finished and packaged into containers for use by end users, or Fosfomycin Product, in the United States. Pursuant to the Three-Way Agreement, Zavante has the direct responsibility for the manufacture and supply of the commercial Fosfomycin Product in the United States. Under the Three-Way Agreement, (i) ERN has agreed to provide Zavante with certain technical documentation, or Technical Documentation, and data required for submission of an NDA or Abbreviated New Drug Application, or ANDA, as applicable, for the Fosfomycin Product, and other assistance in connection with the submission of an NDA or ANDA, pursuant to the ERN Supply Agreement (as defined below); (ii) Ercros has agreed to provide Zavante with certain Technical Documentation and the manufacture and supply of a blend of fosfomycin disodium and succinic acid, or API Mixture, for the manufacture of the Fosfomycin Product, pursuant to the terms of the Ercros Supply Agreement (as defined below); and (iii) Zavante has agreed to obtain the commercial supply of the Product, under one or more separate agreements with third party manufacturers. The rights and obligations of each of the parties are set forth in each of the ERN Supply Agreement and the Ercros Supply Agreement. In addition, pursuant to the Three-Way Agreement, Zavante is required to (i) contract with one or more third party manufacturers to provide quantities of the Fosfomycin Product required by Zavante for commercial sale in the United States, perform validation activities as required by the FDA, and obtain FDA approval of such third party manufacturer’s facilities and quality systems; (ii) use commercially reasonable efforts to file an NDA within one year of its receipt of all Technical Documentation for the NDA from ERN and Ercros; (iii) obtain and own all trademarks to be used for the Fosfomycin Product in the United States and (iv) bear the cost and manage all clinical trials necessary for obtaining FDA approval of the Fosfomycin Product and keep ERN and Ercros updated regarding the progress of such clinical trials. The Three-Way-Agreement will continue in force and effect until the Ercros Supply Agreement and the ERN Supply Agreement have both been terminated or expired in accordance with the respective terms therein, or if the Three-Way Agreement is terminated upon mutual written agreement of all of the parties. The Three-Way Agreement contains, among other provisions, customary provisions relating to legal compliance and publicity.

Effective July 28, 2016, Zavante and Ercros entered into a manufacturing and supply agreement, or the Ercros Supply Agreement, pursuant to the Three-Way Agreement. Under the Ercros Supply Agreement, Ercros has agreed, pursuant to purchase orders entered into under the Ercros Supply Agreement, to manufacture (i) the exclusive supply of the API Mixture for Zavante in support of filing an NDA or an ANDA, as applicable, and (ii) the commercial supply of fosfomycin disodium and succinic acid injection for intravenous use in the United States. In addition, Ercros has agreed to provide access to certain technical documentation as may be requested by Zavante in connection with the filing of an NDA. The Ercros Supply Agreement has an initial ten-year term ending July 28, 2026 and will automatically renew after the initial term for additional two-year terms unless either party gives notice of its intention to terminate the Ercros Supply Agreement at least 18 months prior to the end of the then-current term. Either party may terminate the Ercros Supply Agreement for the other party’s uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings, governmental actions and legal proceedings, in each case subject to notice, cure periods and other conditions set forth in the Ercros Supply Agreement. The Ercros Supply Agreement contains customary supply terms, including requirements forecasting, purchase orders, product specifications, price, payment terms, delivery mechanics and quality insurance. In addition, the Ercros Supply Agreement contains, among other provisions, customary representations and warranties by the parties, a grant by Ercros to Zavante of certain limited license rights to Ercros’ intellectual property in connection with Zavante’s performance under the Ercros Supply Agreement, certain indemnification rights in favor of both parties and customary confidentiality provisions. Under the Ercros Supply Agreement, Zavante and Ercros have also entered into a quality agreement, pursuant to which Ercros will conduct all quality control and release testing for the API Mixture produced under the Ercros Supply Agreement.

Effective July 28, 2016, Zavante and ERN entered into an amended and restated pharmaceutical manufacturing and exclusive supply agreement, as amended on December 1, 2016, March 1, 2017, May 1, 2017 and December 20, 2017, pursuant to the Three-Way Agreement, or the ERN Supply Agreement. Under the ERN Supply Agreement, each party is required to use commercially reasonable efforts to complete certain development activities required for submission of an NDA or an ANDA for fosfomycin sodium and succinic acid (the bulk formulation of CONTEPO). In addition, ERN has agreed to provide to Zavante (i) certain technical documentation and data as required by the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use’s guidelines and the FDA for submission of an NDA or an ANDA for the bulk formulation of CONTEPO, and (ii) certain regulatory support in connection with the bulk formulation of CONTEPO sold or intended for commercial sale and human use. Upon the first commercial sale of the bulk formulation of CONTEPO, Zavante is obligated to make a one-time cash payment to ERN and subsequent quarterly payments thereafter based on the number of vials of the bulk formulation of CONTEPO sold during each calendar quarter. The ERN Supply Agreement has an initial ten-year term ending July 28, 2026 and will automatically renew after the initial term for additional two-year terms unless either party gives notice of its intention to terminate the ERN Supply Agreement at least 18 months prior to the end of the then-current term. Either party may terminate the ERN Supply Agreement by mutual written agreement and for the other party’s uncured material breach, in addition to other specified events, including with respect to bankruptcy proceedings and governmental actions, in each case subject to notice, cure periods and other conditions set forth in the ERN Supply Agreement. The ERN Supply Agreement contains, among other provisions, customary representations and warranties by the parties, a grant to each party by the other party of certain limited license rights to such other party’s intellectual property in connection with the parties’ performance of the services under the ERN Supply Agreement, certain indemnification rights in favor of both parties and customary confidentiality provisions.

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

These five commercial supply agreements relating to CONTEPO are filed as exhibits to this Form 10-K. Other than these five agreements, we do not have long-term agreements with any other third parties for the manufacture of commercial supplies of CONTEPO.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions, government agencies and private and public research institutions. Our products compete, and CONTEPO, if approved, will compete with existing therapies and new therapies that may become available in the future.

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

The key competitive factors affecting the success of SIVEXTRO, XENLETA and, if approved, CONTEPO are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

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

If approved, we expect CONTEPO will face competition from commercially available antibiotics such as ceftazidime-avibactam, meropenem-vaborbactam, ceftolozane-tazobactam, imipenem-cilastatin-relebactam, cefiderocol, tigecycline, plazomicin, and from other product candidates currently in development for the treatment of cUTI, including AP, such as ceftazidime-avibactam (Avycaz), meropenem-vaborbactam (vabomere), plazomicin (Zemdri), ceftolozane-tazobactam (Zerbaxa), as well as imipenem-cilastatin-relebactam (Recarbrio approved by the FDA in July 2019 on behalf of Merck & Co., Inc. ), cefiderocol (Fetroja approved by the FDA in November 2019 on behalf of Shionogi Inc.), or drugs under development such as, cefepime-taniborbactam (under Phase 3 clinical development by Venatorx Pharmaceuticals), cefepime-enmetazobactam (under Phase 3 clinical development by Allecra Therapeutics), ETX0282-cefpodoxime proxetil (under Phase 1 clinical development by Entasis Therapeutics) tebipenem (under development by Spero), sulopenem (under development by Iterum Therapeutics), and LYS228 (under development by Novartis).

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

As of January 31, 2023, we owned 26 different families of patents and patent applications, including 24 families directed to the various pleuromutilin derivatives as compositions of matter, processes for their manufacture, and their use in pharmaceutical compositions and methods of treating disease. The remaining two families are directed to ß lactamase inhibitors and siderophore cephalosporin conjugates. Our patent portfolio includes 18 issued U.S. patents, 23 granted European patents 11 granted Chinese patents, 11 granted patents in Taiwan, 6 granted patents in Canada, 14 granted patents in Hong Kong and 16 granted Japanese patents, as well as patents in other jurisdictions. We also have pending patent applications in the United States, Europe, China, Taiwan, Canada, Hong Kong, Japan and other countries and regions, including Asia, Australia, Eastern Europe, and South America, including notably Brazil, Israel and India among others.

All of these patents and patent applications are assigned solely to us and were either originally filed by us or originally filed by Sandoz and subsequently assigned to us.

As of January 31, 2023, XENLETA, was protected by the following six patent families:

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

including one divisional application in the United States. The standard term for patents in this family expires in 2028. A patent term adjustment of 303 days has already been obtained in the United States for one patent. A patent term extension for this patent has been granted extending the term to 2033. Supplementary Patent Certificates, or SPCs, have been filed for the first granted European patent extending the patent term to 2033. Similarly, a Certificate of Supplementary Protection was filed for the granted patent in Canada extending the patent term to 2030 and a patent term extension application was filed for the granted patent in Taiwan extending the term to 2033.
●	The second patent family includes patents and applications with claims directed to the processes for the manufacture of XENLETA, crystalline intermediates useful in the processes, and the resulting crystalline salts. This family includes 26 granted patents including issued patents in the United States, Europe, China, Taiwan, Canada, Hong Kong and Japan and 5 pending patent applications in other jurisdictions. The standard term for patents in this family expires in 2031.
●	The third patent family includes patents and applications with claims directed to processes for the synthetic manufacture of crystalline intermediates useful in the manufacture of XENLETA. This family includes granted patents in the United States, Europe, China, Taiwan, Hong Kong and Japan and 2 granted patents in other jurisdictions. The standard term for patents in this family expires in 2031.
●	The fourth patent family includes patents and applications with claims directed to pharmaceuticals and treatments for Helicobacter infection, including pleuromutilins, such as XENLETA. This family includes issued patents in the United States, Europe and Hong Kong. The standard term for patents in this family expires in 2023. A patent term adjustment of 921 days has already been obtained for the U.S. patent.
●	The fifth patent family is directed to pharmaceutical compositions of XENLETA and covers 11 granted patents including issued patent in Europe, China, Taiwan, Hong Kong and Japan and 6 pending patent applications in various other jurisdictions including the United States and Canada. The standard term for patents in this family expires 2036.
●	The sixth patent family is directed to methods for purification of pleuromutilin, key intermediate in the XENLETA drug substance synthesis, and covers 9 granted patents including issued patents in the United States, Europe, China, Taiwan, Hong Kong and Japan and 2 pending patent applications in Canada and the Republic of Korea. The standard term for patents in this family expires in 2038.

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

Finally, we own one patent family directed to ß-lactamase inhibitor compounds and one patent family directed to siderophore cephalosporin conjugates. The patent application in the ß-lactamase inhibitors family has been granted in Europe. The standard term for patent in this family expires in 2030. The siderophore cephalosporin conjgates patent family has been filed in the United States, Europe, Japan and eight other jurisdictions.

Zavante holds an issued United States patent (U.S. 11,541,064 expiring in 2038) directed to the dosing regimens of Fosfomycin in renally impaired patients. Zavante holds two issued United States patents (U.S. 9,345,717 and U.S. 10,086,006) directed to methods for identifying dosing regimens that decrease the potential for on-therapy drug resistance. Additionally, Zavante has filed a patent application based on results from the ZEUS Study that relates to methods for treating patients with resistant bacterial infections and, specifically, Gram-negative bacterial infections. However, these patents may not ensure exclusivity through the patent terms and we may not be able to secure any additional patent protection. We also plan to rely on regulatory protection afforded to CONTEPO TM through QIDP designation, data exclusivity, and market exclusivity where available.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the filing date of a non-provisional patent application. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office, or the USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a U.S. patent that covers a drug, biological product or medical device approved pursuant to a pre-market approval, or PMA, may also be eligible for patent term extension when FDA approval is granted, provided that certain statutory and regulatory requirements are met. The length of the patent term extension is related to the length of time the drug is under regulatory review while the patent is in force. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch Waxman Act, permits a patent term extension of up to five years beyond the expiration date set for the patent. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be granted an extension and only those claims reading on the approved drug may be extended. Similar provisions are available in Europe, Canada, Taiwan and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug, provided that statutory and regulatory requirements are met. Thus, in the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for additional patent term extensions on issued patents covering those products, depending upon the length of the clinical trials for each drug and other factors. The expiration dates of our patents and patent applications referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us unless otherwise indicated that a patent term extension application has been filed or granted.

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

Employees and Human Capital

As of January 31, 2023, we had 39 employees, 2 employees are located in Dublin, Ireland, 25 of our employees are located in Vienna, Austria and 12 of our employees are located in the U.S. in Fort Washington, Pennsylvania. Between February 1, 2023 and March 27, 2023, we reduced our employee base to 24 employees, each of whom we believe is currently necessary to execute an orderly wind down of our operations. As of March 31, 2023, we had paid approximately $2.0 million of the estimated $6.0 million of severance and other employee termination-related costs that we expect to incur in the first quarter of 2023.

Our employees in Austria are subject to the collective bargaining agreement of the chemical industry. This is an annual agreement between the employer representatives and the trade union of an industry. It defines conditions of employment, such as minimum wages, working hours and conditions, overtime payments, vacations and other matters. As a result of the wind down process, our human capital resources objectives include, retaining, and incentivizing our management team and other employees as we continue to evaluate our strategic options and prepare for the wind down of our operations. We consider our relations with our existing employees to be good.

Our Corporate Information

On March 1, 2017, Nabriva Therapeutics plc, or Nabriva Ireland was incorporated in Ireland under the name Hyacintho 2 plc, and was renamed to Nabriva Therapeutics plc on April 10, 2017, in order to effectuate the change of the jurisdiction of incorporation of the ultimate parent company of the Nabriva Group from Austria to Ireland. Nabriva Ireland replaced Nabriva Therapeutics AG, or Nabriva Austria as the ultimate parent company on June 23, 2017, following the conclusion of a tender offer in which holders of the outstanding share capital of Nabriva Austria exchanged their holdings for ordinary shares, $0.01 nominal value per share, of Nabriva Ireland. The ordinary shares of Nabriva Ireland were issued on a one-for-ten basis to the holders of the Nabriva Austria common shares and on a one-for-one basis to the holders of the Nabriva Austria American Depositary Shares, or Nabriva Austria ADSs. On June 26, 2017, the ordinary shares of Nabriva Ireland began trading on the Nasdaq Global Select Market under the symbol “NBRV”, the same symbol under which the Nabriva Austria ADSs were previously traded. This transaction was accounted for as a merger between entities under common control; accordingly, the historical financial statements of Nabriva Austria for periods prior to this transaction are considered to be the historical financial statements of Nabriva Ireland. Our executive offices are located at Alexandra House, Office 225/227, The Sweepstakes, Dublin 4, Ireland, and our telephone number is +353 1 649 2000.

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

Item 1A. Risk Factors.

You should consider carefully the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K. If any of the following risks are realized, our business, financial condition, results of operations and prospects could be materially and adversely affected. The risks described below are not the only risks facing us. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and/or prospects. On September 16, 2022, our board of directors effected a one-for-twenty five reverse stock split of our ordinary shares, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twenty five ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the company were consolidated into one ordinary share of $0.25 each (nominal value), and the nominal value of each ordinary share was subsequently immediately reduced from $0.25 to $0.01 nominal value per share. All outstanding stock options, restricted stock units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share, equity award, warrant and per share amounts have been adjusted to reflect the Reverse Stock Split for all prior periods presented.

Risks Related to Our Evaluation of Strategic Options and Wind Down

Our exploration and pursuit of strategic alternatives may not be successful.

Our board of directors, after an assessment of the Company’s strategic options, approved a plan on January 4, 2023 to preserve our cash to adequately fund an orderly wind down of our operations, or the Cash Preservation Plan. As previously disclosed, we have retained Torreya Capital to advise on our exploration of a range of strategic options. While we continue to work with Torreya Capital on identifying and evaluating potential strategic options with the goal of maximizing value, we are currently focused, as part of our Cash Preservation Plan, on the sale of our existing assets, including XENLETA and CONTEPO. Despite devoting significant efforts to identify and evaluate potential strategic options, the process may not result in any definitive offer to consummate such a transaction, or, if we receive such a definitive offer, the terms may not be as favorable as anticipated or may not result in the execution or approval of a definitive agreement. Even if we enter into a definitive agreement, we may not be successful in completing a transaction or, if we complete such a transaction, it may not enhance shareholder value or deliver expected benefits. In the event that we are unable to identify a viable strategic option, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to maximize shareholder value. Were our board of directors to make such a determination, we would file proxy materials with the Securities and Exchange Commission, or SEC, and schedule an extraordinary meeting of our shareholders to seek approval of such a plan as required. For a discussion of the actions we have taken to date in connection with our Cash preservation Plan, please see “Business – Recent Developments.”

If we do not successfully identify a strategic option or, if such a strategic option is identified, consummate such a transaction, our board of directors may decide to pursue a liquidation and dissolution of our business. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic alternative for our business will result in a successfully consummated transaction. If we are unable to identify a viable strategic option or if such a transaction is not completed in a timely manner, our board of directors may determine that a liquidation and dissolution of our business approved by shareholders is the best method to maximize shareholder value. In such an event, the amount of cash available for distribution to our shareholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic options. Certain of our outstanding warrants contain provisions that entitle the holder to cash payments in the event of certain corporate transactions. The exercise of any of our outstanding warrants and the fundamental change provisions in any such warrants may reduce the cash we are ultimately able to distribute to our shareholders in the event our board of directors determines it is in the best interest of our shareholders to dissolve and liquidate our business.

In addition, if our board of directors were to approve and recommend, and our shareholders were to approve, a dissolution and liquidation of our business, we would be required under Irish company law to pay our outstanding obligations, as well as to make reasonable provisions for contingent and unknown obligations, prior to making any distributions in liquidation to our shareholders. Our commitments and contingent liabilities may include items noted in our commitments and contingencies later in this Form 10-K. For example, among our other vendor agreements, our long term commercial supply agreement with Hovione for the supply of XENLETA API requires that we immediately pay any unpaid minimum annual commitment amounts and royalty amounts due under the agreement upon the occurrence of certain insolvency event, subject to certain limitations. For additional information regarding our agreement with Hovione and the amounts that may become due an payable see “Business – Manufacturing – XENLETA.”As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a liquidation and dissolution of our business. If a liquidation and dissolution were pursued, our board of directors, in consultation with its legal and financial advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve.

Accordingly, holders of our ordinary shares and other securities could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

We may experience difficulties, delays or unexpected costs and not achieve anticipated benefits and savings from our recently announced Cash Preservation Plan, and our restructuring activities may adversely affect our ability to consummate a strategic transaction that enhances shareholder value.

On January 4, 2023, our board of directors, after an assessment of our strategic options, approved the Cash Preservation Plan. As part of the Cash Preservation Plan, our board of directors determined to terminate all of our employees not deemed necessary to (i) to make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down our business. We estimate that we will incur approximately $6.0 million for severance and other employee termination-related costs, including severance costs for members of the Amplity Health sales force, in the first quarter of 2023. We expect to substantially complete the workforce reduction by the end of the first quarter of 2023.

As part of this reduction in force, we terminated the employment of Theodore Schroeder, our former chief executive officer, and Steven Gelone, our former president and chief operating officer, effective January 15, 2023. While we intend to continue to employ our current Interim Chief Executive Officer, Christopher Naftzger, and have engaged each of Mr. Schroeder and Dr. Gelone as consultants to assist with our continuing operations and evaluation of strategic alternatives, these reductions in force resulted in the loss of a number of long-term employees, the loss of institutional knowledge and expertise, and the reallocation of certain job responsibilities, all of which could negatively affect operational efficiencies and increase our operating expenses such that we may not fully realize anticipated savings from the restructuring, and could significantly impair our ability to continue to make XENLETA and SIVEXTRO commercially available to wholesale customers and identify and complete a potential strategic transaction on terms that are favorable to our shareholders, or at all.

We are substantially dependent on our remaining employee and consultants to facilitate the consummation of a strategic transaction.

In connection with our Cash Preservation Plan, we have terminated all but 22 of our employees as of the date of this filing, and we expect to terminate our remaining employees over the coming months. Our ability to successfully identify a strategic option and such a transaction depends in large part on our ability to retain the consulting services of certain of our former personnel, particularly Theodore Schroeder, our former chief executive officer, and Steven Gelone, our former president and chief operating officer. Despite our efforts to retain these individuals as consultants following their separation of service from the Company, one or more may terminate their engagement with us on short notice. The loss of the services of any of these individuals could potentially harm our ability to evaluate and pursue strategic alternatives, as well as fulfill our reporting obligations as a public company.

We may become involved in securities class action litigation that could divert management’s attention and harm our business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative regulatory decisions or a determination to wind down operations. These events may also result in investigations by the Securities and Exchange Commission. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our cash resources and our ability to consummate a potential strategic transaction.

Although we have ceased all research and development activity and halted active promotion of our products, if we were to resume such activities, we would require substantial additional funding. Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies, products or product candidates.

Although we have ceased all research and development activity and halted active promotion of our products, if we were to resume such activities, we would require substantial additional funding. Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies, products or product candidate. We currently do not have any external source of funds and do not expect to generate any revenue other than from making SIVEXTRO and XENLETA available for sale to wholesale customers. Based on our current operating plans, we expect that our existing cash, cash equivalents and restricted cash as of the date of this Annual Report on Form 10-K, together with our anticipated SIVEXTRO and XENLETA commercial sales receipts, will be sufficient to enable us to fund our operations and capital expenditure requirements at least into June 2023. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. If our current operating plans change and we determine to pursue further research and development or active sales promotion activities, we will require substantial additional funding to operate, and would expect to finance these cash needs through a combination of equity offerings, debt financings, government or other third-party funding and licensing or collaboration arrangements or from the sale of one or more of our existing assets.

To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interests of our shareholders will be diluted. In addition, the terms of any equity or convertible debt we agree to issue may include liquidation or other preferences that adversely affect the rights of our shareholders. Convertible debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures and declaring dividends, and may impose limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to further curtail or cease our operations or we may have to relinquish valuable rights to our technologies, any current or future revenue streams, research programs, products or product candidates, or grant licenses on terms that may not be favorable to us.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception and expect to continue to incur losses through the orderly wind down of operations and may never generate profits from operations or maintain profitability.

Since inception, we have incurred significant operating losses. Our net losses were $57.2 million for the year ended December 31, 2022, $49.5 million for the year ended December 31, 2021 and $69.5 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $652.9 million. To date, we have financed our operations primarily through the sale of our equity securities, convertible and term debt financings and research and development support from governmental grants and loans and proceeds from our licensing agreements and XENLETA and SIVEXTRO product sales. We have historically devoted most of our efforts to research and development, including clinical trials and the commercial sale of our products. In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck Sharp & Dohme Corp. pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for acute bacterial skin and skin structure infections, or ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the United States and its territories, or the SIVEXTRO Territory. XENLETA is approved in the United States for the treatment of community-acquired bacterial pneumonia, or CABP, in adults. On January 4, 2023, our board of directors, after an assessment of our strategic options, approved the Cash Preservation Plan. As part of the Cash Preservation Plan, we terminated our agreement with Amplity Health to preserve cash. On January 31, 2023, we entered into the Letter Agreement which, among other things, converted our exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, effective June 30, 2023. We no longer intend to actively promote SIVEXTRO but expect to continue to make SIVEXTRO available to wholesale customers and record revenue on account of any sales until June 30, 2023. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO. Similarly, following our termination of our agreement with Amplity Health, we have stopped and no longer plan to actively promote sales of XENLETA, but expect to continue to make it commercially available to wholesale customers.

We expect to continue to incur significant expenses and increasing operating losses while we carry out the orderly wind down of our operations. The net losses we incur may fluctuate significantly from period-to-period.

In addition, our expenses will increase if and as we:

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

Our ability to generate profits from operations, and to become and remain profitable, depends on our ability to successfully develop and commercialize drugs that generate significant revenue. Based on our current plans to preserve cash and conduct an orderly wind down of the business, we do not expect to generate significant revenue.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

We have been forced to reduce the scope of our operations and are pursuing our Cash Preservation Plan to preserve cash in order to fund an orderly wind down of our operations. We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. As of December 31, 2022, we had cash, cash equivalents and restricted cash of $12.5 million. Our management has determined that our liquidity condition and existing financial obligations raise substantial doubt about our ability to continue as a going concern, if we do not complete the monetization of at least one of our assets. We aim to complete an asset monetization transaction; however, completing an asset monetization transaction is not entirely within our control. Therefore, we may not have sufficient cash flows to fund our operations for the next twelve months and substantial doubt exists about our ability to continue as a going concern. Management’s plans in this regard are described in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Our operations to date have been limited to organizing and staffing our company, developing and securing our technology, raising capital, undertaking preclinical studies and clinical trials of our product candidates, preparing and filing NDAs for our product candidates, the commercial launch of XENLETA and the direct selling of SIVEXTRO. We have not yet consistently demonstrated our ability to conduct sales and marketing activities necessary for successful product commercialization and, on January 4, 2023, our board of directors approved a plan to preserve our cash so that we may adequately fund an orderly wind down of our operations. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Risks Related to Our Historical Operations

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

The effects of COVID-19 pandemic also disrupted the FDA’s review of our NDA for CONTEPO. On March 10, 2020, the FDA announced that it would restrict travel of its employees to Europe for inspections as a result of the spread of COVID-19. On June 19, 2020 we received a CRL for CONTEPO in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We have been notified by our manufacturing partner in Italy that the FDA has completed an on-site general Good Manufacturing Practices, or GMP, inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require an on-site Prior Approval Inspection, or PAI, for CONTEPO injection upon resubmission of the CONTEPO NDA, which is within the FDA’s discretion. We currently do not have a forecasted date for the resubmission of our NDA for CONTEPO, for the treatment of cUTI, including AP, and may ultimately elect to forego resubmission of our NDA to preserve cash. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

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

We depend heavily on the success of XENLETA, which the FDA has approved for oral and IV use for the treatment of CABP, SIVEXTRO, approved by the FDA for oral and IV use in adults and adolecents for the treatment of ABSSSI and CONTEPO, for the treatment of cUTI, including AP. If we do not obtain marketing approval for CONTEPO, or if we fail in our commercialization efforts for SIVEXTRO XENLETA, or, if approved, CONTEPO, or experience significant delays in doing so, our business will be materially harmed.

We have invested a significant portion of our efforts and financial resources in the development of XENLETA and, more recently, in CONTEPO. There remains a significant risk that we will fail to obtain regulatory approval for CONTEPO for cUTI and that we may fail to successfully commercialize XENLETA for CABP and SIVEXTRO for ABSSSI.

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

In June 2016, Zavante initiated the ZEUS Study. In April 2017, Zavante announced positive topline results of the ZEUS Study. We submitted an NDA for marketing approval of CONTEPO for the treatment of cUTI in adults in the United States, utilizing the FDA’s 505(b)(2) pathway, in October 2018. In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. In December 2019, we resubmitted our NDA for CONTEPO for the treatment of cUTIs, including AP. On June 19, 2020 we received a second CRL from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including our NDA for CONTEPO. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a PAI or PLI or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We have been notified by our manufacturing partner in Italy that the FDA has completed an on-site general GMP inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require an on-site Prior Approval Inspection, or PAI, for CONTEPO injection upon resubmission of the CONTEPO NDA, which is within the FDA’s discretion. We currently do not have a forecasted date for the resubmission of our NDA for CONTEPO, for the treatment of cUTI, including AP, and may ultimately elect to forego resubmission of our NDA to preserve cash. We cannot predict the outcome of any further interactions with the FDA or when CONTEPO will receive marketing approval, if at all.

In July 2020, we entered into a Sales Promotion and Distribution Agreement, or the Distribution Agreement, with subsidiaries of Merck pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for ABSSSIs, caused by certain susceptible Gram-positive microorganisms in the SIVEXTRO Territory. On January 31, 2023, we entered into the Letter Agreement which, among other things, converted our exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and agreed to terminate the Distribution Agreement, effective June 30, 2023.

We expect to incur significant distribution and manufacturing expenses for the commercialization of SIVEXTRO, XENLETA and CONTEPO, if approved. We no longer intend to actively promote SIVEXTRO but expect to continue to make SIVEXTRO available to wholesale customers and record revenue on account of any sales until June 30, 2023. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO. Similarly, following our termination of our agreement with Amplity Health, we have stopped and no longer plan to actively promote sales of XENLETA, but expect to continue to make it commercially available to wholesale customers.

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

Obtaining formulary approval from third-party payors can be an expensive and time-consuming process that will require us to provide supporting scientific, clinical and cost-effectiveness data. We may not be able to provide data sufficient to gain acceptance with respect to hospital formulary approval. We cannot be certain if and when we will obtain hospital formulary approval to allow us to sell SIVEXTRO, XENLETA, if approved, CONTEPO or any future product candidates that receive marketing authorization into our target markets. Even if we do obtain hospital formulary approval, third-party payors, such as government or private health care insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Increasing efforts by hospitals in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit formulary approval. We have experienced and expect to continue to experience pricing pressures in connection with the sale of XENLETA in the hospital setting due to the trend toward reducing hospital costs, managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other similar developments could significantly limit the degree of market acceptance of SIVEXTRO XENLETA, CONTEPO or any of our other product candidates that receive marketing approval. To address this uncertainty, in early 2020 we began to utilize our hospital based sales force to call upon approximately 7,800 high prescriber community doctors in an effort to potentially increase our penetration rates in the community setting while maintaining sales efforts in the hospital setting before determining to terminate our entire sales force. This effort ceased with the termination of our entire hospital-based sales force in April 2020.

On January 4, 2023, our board of directors, after an assessment of our strategic options, approved the Cash Preservation Plan. As part of the Cash Preservation Plan, we terminated our agreement with Amplity Health to preserve cash. On January 31, 2023, we entered into the Letter Agreement which, among other things, converted our exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, effective June 30, 2023. We no longer intend to actively promote SIVEXTRO but expect to continue to make SIVEXTRO available to wholesale customers and record revenue on account of any sales until June 30, 2023. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO. Similarly, following our termination of our agreement with Amplity Health, we have stopped and no longer plan to actively promote sales of XENLETA, but expect to continue to make it commercially available to wholesale customers.

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

We maintain clinical trial liability insurance that covers bodily injury to patients participating in our clinical trials up to a $30.0 million annual aggregate limit and subject to a per event deductible. This amount of insurance may not be adequate to cover all liabilities that we may incur. We maintain $30.0 million in product liability insurance coverage for our marketed products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

If serious adverse or undesirable side effects are identified in SIVEXTRO, XENLETA or CONTEPO or any other product candidate that we develop or following their approval and commercialization, we may need to modify, abandon or limit our development or marketing of that product or product candidate.

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

We have entered into agreements with third-party manufacturers for the long-term commercial supply of XENLETA and CONTEPO. For example, prior to June 2015, we obtained the pleuromutilin starting material for the clinical trial supply of XENLETA from a single third-party manufacturer, Sandoz GmbH, or Sandoz, a division of Novartis AG, or Novartis. We were required to identify and enter into a commercial supply agreement with an alternative supplier that provides pleuromutilin starting material for the commercial supply of XENLETA as a result of Novartis discontinuing its manufacture of pleuromutilin starting material.

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

In April 2019, the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the CRL requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted our NDA for CONTEPO for the treatment of cUTIs, including AP. On June 19, 2020 we received a second CRL from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We do not have a forecasted date for the resubmission of our NDA for CONTEPO for the treatment of cUTIs, including AP . On October 30, 2020, we participated in a “Type A” meeting with the FDA to obtain any new information related to the FDA´s pending conduct of inspections of foreign manufacturers during the COVID-19 pandemic that has negatively impacted a number of FDA product reviews, including the our NDA for CONTEPO for the treatment of cUTIs, including AP. On April 14, 2021, the FDA issued industry guidance on remote interactive evaluations of drug manufacturing and bioresearch monitoring facilities during COVID-19 specifying that when it cannot perform a PAI or a PLI or when the FDA determines that it would be useful to supplement a planned inspection, the agency will consider using tools other than a physical inspection and select the most appropriate method to address the specific risks that justify the need for the PAI or PLI. The FDA informed us that onsite inspections of our manufacturing partners in Europe are required in order for the FDA to complete the review of a potential CONTEPO NDA resubmission. Due to travel restriction related to the COVID-19 pandemic, the FDA suspended onsite inspections of ex-US manufacturers for all non-COVID products. As a result, we requested an extension of the timeline for a potential CONTEPO NDA resubmission until June 2023, which the FDA granted on March 21, 2022. We have been notified by our manufacturing partner in Italy that the FDA has completed an on-site general Good Manufacturing Practices, or GMP, inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require an on-site Prior Approval Inspection, or PAI, for CONTEPO injection upon resubmission of the CONTEPO NDA, which is within the FDA’s discretion. We currently do not have a forecasted date for the resubmission of our NDA for CONTEPO, for the treatment of cUTI, including AP, and may ultimately elect to forego resubmission of our NDA to preserve cash. If we or any of our third-party manufacturers, or suppliers are the subject of any other open or unresolved regulatory inspections, inspection reports, or FDA Form 483s identifying noncompliance with applicable regulations, we would be delayed in obtaining or may fail to obtain regulatory approval of our product candidates, including CONTEPO.

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

We are commercializing XENLETA and may commercialize CONTEPO, if approved, in the United States with targeted sales and marketing efforts. Outside the United States, we may utilize a variety of types of collaboration, distribution and other marketing arrangements with one or more third parties to commercialize XENLETA. For example, we are party to a license agreement with Sumitomo Pharmaceuticals (Suzhou), pursuant to which we granted Sumitomo Pharmaceuticals (Suzhou)certain rights to manufacture and commercialize XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan and we have also entered into a license agreement with Sunovion pursuant to which we granted Sunovion certain rights to commercialize XENLETA in Canada. We have also entered into a license agreement with Er-Kim Pharmaceuticals, or Er-Kim, pursuant to which we granted Er-Kim certain rights to distribute XENELTA in certain countries in Eastern Europe. We also may seek third-party collaborators for development and commercialization of other product candidates or for XENLETA for indications other than CABP.

Any future collaborators for sales, marketing, distribution, development, licensing or broader collaboration arrangements are likely to be with large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. Under our license agreements with Sumitomo Pharmaceuticals (Suzhou), Sunovion, and Er-Kim, we have, and under any such arrangements we enter into with any third parties in the future we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

Our current collaborations pose, and any future collaborations likely will pose, numerous risks to us, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
●	collaborators may deemphasize or not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, product and product candidate priorities, available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may need to conduct clinical trials, and these clinical trials may not be successful;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	disputes may arise between the collaborator and us as to the ownership of intellectual property arising during the collaboration;
●	we may grant exclusive rights to our collaborators, which would prevent us from collaborating with others;

●	collaborators may be unable to enforce our intellectual property rights in territories where we have licensed, or may license, them such rights, which may expose us to material adverse tax and other consequences;
●	disputes may arise between the collaborators and us that result in the delay or termination of the development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
●	collaborators may elect to delay commercialization in an effort to gain more commercially favorable product pricing and reimbursement in their territory.

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

In July 2020, we entered into a Sales Promotion and Distribution Agreement, with subsidiaries of Merck Sharp & Dohme Corp. pursuant to which we licensed the right, subject to specified conditions, to promote, distribute and sell SIVEXTRO for ABSSSIs in the SIVEXTRO Territory. On January 31, 2023, we entered into the Letter Agreement which, among other things, converted our exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, effective June 30, 2023. We no longer intend to actively promote SIVEXTRO but expect to continue to make SIVEXTRO available to wholesale customers and record revenue on account of any sales until June 30, 2023. After June 30, 2023, we will no longer have the right to promote, distribute or commercialize SIVEXTRO.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the intellectual property and other proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products, product candidates and technology, including interference, derivation, inter partes review or post-grant review proceedings before the USPTO. The risks of being involved in such litigation and proceedings may increase as our product candidates approach commercialization, and as we gain greater visibility as a public company with commercial products. Third parties may assert infringement claims against us based on existing or future intellectual property rights. We may not be aware of all such intellectual property rights potentially relating to our products and product candidates. Any freedom-to-operate search or analysis previously conducted may not have uncovered all relevant patents and patent applications, and there may be pending or future patent applications that, if issued, would block us from commercializing SIVEXTRO, XENLETA or CONTEPO. Thus, we do not know with certainty whether SIVEXTRO, XENLETA or CONTEPO or any other product candidate, or our commercialization thereof, does not and will not infringe any third party’s intellectual property.

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

In addition, while we typically require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our pleuromutilin business was founded as a spin-off from Sandoz. Although all patents and patent applications are fully owned by us and were either filed by Sandoz with all rights fully transferred to us, or filed in our sole name, because we acquired certain of our patent rights from Sandoz, we must rely on their prior practices, with regard to the assignment of such intellectual property. Similarly, for any patents and patent applications we acquired from Zavante in connection with the Zavante Acquisition, we must rely on Zavante’s prior practices with regard to the assignment of intellectual property.

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

XENLETA, CONTEPO, and any other product candidates that we develop, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and, in the case of XENLETA, by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. On August 19, 2019, we received approval from the FDA to market the oral and intravenous formulations of XENLETA to treat CABP in the United States. Further, on July 28, 2020, the European Commission issued a legally binding decision for approval of the marketing authorization application for XENLETA for the treatment of community-acquired pneumonia in adults following a review by the European Medicines Agency. Sunovion Pharmaceuticals Canada Inc. additionally received approval from Health Canada to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults, with the Notice of Compliance from Health Canada dated July 10, 2020. We have entered into a license and commercialization agreement in March 2019 with Sunovion Pharmaceuticals Canada Inc. for XENLETA in Canada. In September 2021, we and Sumitomo Pharmaceuticals (Suzhou) announced the approval received by Sumitomo Pharmaceuticals (Suzhou) to market oral and intravenous formulations of XENLETA for the treatment of community-acquired pneumonia in adults in Taiwan. We have not received approval to market XENLETA in any jurisdiction other than those mentioned above or for any other indication, and we have not received approval to market CONTEPO or any of our other product candidates from regulatory authorities in any jurisdiction, and we do not intend to seek approval to market CONTEPO outside the United States. In April 2019, the FDA issued a Complete Response Letter in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. Specifically, the Complete Response Letter requested us to address issues related to facility inspections and manufacturing deficiencies at our API contract manufacturer prior to the FDA approving the NDA. In December 2019, we resubmitted the NDA for CONTEPO. On June 19, 2020 we received a second Complete Response Letter from the FDA. Although our European contract manufacturing partners were prepared for regulatory authority inspections, the CRL cited observations at our manufacturing partners that could not be resolved due to FDA’s inability to conduct onsite inspections because of travel restrictions. We have been notified by our manufacturing partner in Italy that the FDA has completed an on-site general GMP inspection of their facility earlier in 2022, in which the inspection was classified as “No Action Indicated”. However, this does not mean that the FDA will not require an on-site Prior Approval Inspection, or PAI, for CONTEPO injection upon resubmission of the CONTEPO NDA, which is within the FDA’s discretion. We currently do not have a forecasted date for the resubmission of our NDA for CONTEPO, for the treatment of cUTI, including AP, and may ultimately elect to forego resubmission of our NDA to preserve cash.

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

We cannot assure shareholders that our third-party service providers with access to our or our customers’, suppliers’, trial patients’ and employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure shareholders that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information.

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

On July 24, 2018, we completed the acquisition of Zavante pursuant to the Merger Agreement, or the Zavante Acquisition. Our ability to realize the anticipated benefits of the Zavante Acquisition is expected to entail numerous material potential difficulties, including, among others:

●	any delay or failure in obtaining marketing approvals for CONTEPO, or any delay or failure to commercialize CONTEPO in the United States thereafter;
●	increased scrutiny from third parties, including regulators, legislative bodies and enforcement agencies, including with respect to product pricing and commercialization matters;
●	changes in laws or regulations that adversely impact the anticipated benefits of the Zavante Acquisition;
●	challenges related to the perception by patients, the medical community and third-party payors of CONTEPO for the treatment of cUTIs;
●	disruptions to our manufacturing arrangements with third-party manufacturers, including our manufacturing and supply arrangements with respect to CONTEPO and disruptions to our third-party distribution channel;

●	difficulties in managing the expanded operations of a larger and more complex company following the Zavante Acquisition;
●	difficulties in achieving the anticipated business opportunities and growth prospects from the Zavante Acquisition;
●	the size of the treatable patient population for CONTEPO may be smaller than we believe it is;
●	difficulties in attracting and retaining key personnel; and
●	potential unknown liabilities, adverse consequences, unforeseen increased expenses or other unanticipated problems associated with the Zavante Acquisition.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and further diversion of management time and energy, which could materially adversely impact our business, financial condition and results of operations.

The upfront consideration for the Zavante Acquisition was comprised of 32,608 of our ordinary shares, including the 3,260 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Pursuant to the Merger Agreement, former Zavante stockholders are also entitled to receive from us, subject to the terms and conditions of the Merger Agreement, up to $97.5 million in contingent consideration, of which $25.0 million would become payable upon the first approval of a new drug application from the FDA, for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified net sales milestones, or the Net Sales Milestone Payments, with the first commercial milestone becoming payable when CONTEPO exceeds $125.0 million in net sales in a calendar year. At our Extraordinary General Meeting of Shareholders held in October 2018, our shareholders approved the issuance of ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in our ordinary shares. We also now have the right to settle the Net Sales Milestone Payments in ordinary shares, except as otherwise provided in the Merger Agreement. The issuance of our ordinary shares in connection with the closing of the Zavante Acquisition was dilutive to our existing shareholders, and the future issuance of our ordinary shares to satisfy our milestone payment obligations would be further dilutive to our then existing shareholders.

Also, following the Zavante Acquisition, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Zavante Acquisition. Prior to the Zavante Acquisition, former Zavante stockholders and SG Pharmaceuticals, Inc. entered into a stock purchase agreement, dated as of May 5, 2015, or the Stock Purchase Agreement, pursuant to which SG Pharmaceuticals, Inc. acquired all of the outstanding capital stock of Zavante from the Zavante selling stockholders and SG Pharmaceuticals, Inc., subsequently merged with and into Zavante, with Zavante as the surviving entity. Pursuant to the Stock Purchase Agreement, Zavante (as successor to SG Pharmaceuticals, Inc.) is obligated to make milestone payments payable in cash to the selling stockholders of $3.0 million upon marketing approval by the FDA with respect to any oral, intravenous or other form of fosfomycin, or the Zavante Products, and milestone payments that may be settled in ordinary shares of up to $26.0 million in the aggregate upon the occurrence of various specified levels of net sales with respect to the Zavante Products. In addition, Zavante is obligated to make annual royalty payments to the selling stockholders of a mid-single-digit percentage of net sales of Zavante Products, subject to adjustment based on net sales thresholds and with such percentage reduced to low single-digits if generic fosfomycin products account for half of the applicable market on a product-by-product and country-by-country basis. The Stock Purchase Agreement also provides that Zavante will pay to the selling stockholders a mid-single-digit percentage of transaction revenue in connection with the consummation of the grant, sale, license or transfer of market exclusivity rights for a qualified infectious disease product (within the meaning of the Cures Act) related to a Zavante Product.

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

Because we have limited financial resources, by investing in the Zavante Acquisition, we may forgo or delay pursuit of other opportunities that may have proven to have greater commercial potential. Further, it is possible that undisclosed, contingent, or other liabilities or problems may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.

All of these factors could decrease or delay the expected accretive effect of the Zavante Acquisition and negatively impact our share price. As a result, it cannot be assured that the Zavante Acquisition will result in the full realization of the benefits anticipated from the Zavante Acquisition or in the anticipated time frames or at all.

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

The trading price of our ordinary shares has been and is likely to continue to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced significant volatility that has often been unrelated to the operating performance of particular companies. The market price for our ordinary shares may be influenced by many factors, including:

●	our ability to successfully implement our cash preservation plan in order to fund an orderly wind down of operations;
●	our ability to successfully identify, assess and execute a strategic transaction;
●	commercialize the oral and IV formulations of XENLETA for the treatment of CABP and the IV formulation of CONTEPO, if approved;
●	our ability to distribute SIVEXTRO;
●	our ability to obtain FDA approval of CONTEPO for the treatment of cUTIs, including AP;
●	our ability to successfully implement our proposed business strategy;
●	the success of competitive products or technologies;
●	results of clinical trials of our product candidates or those of our competitors;
●	regulatory delays and greater government regulation of potential products due to adverse events;
●	regulatory or legal developments in the United States, the European Union and other countries or regions;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products, including additional community products;
●	one or more of our manufacturers or suppliers could have an event which causes an unforeseen disruption of the manufacture or supply of our product candidates;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	perception and market performance of companies that are perceived to be similar to us:
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	activism by any single large shareholder or combination of shareholders;
●	our ability to meet the minimum listing requirements for listing on The Nasdaq Capital Market;
●	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic;
●	general economic, industry and market conditions; and
●	the other factors described in this “Risk Factors” section.

In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. We also may face securities class-action litigation if we cannot obtain regulatory approvals for or if we otherwise fail to successfully commercialize SIVEXTRO, XENLETA or, if approved, CONTEPO or any of our other product candidates or if our securities experience volatility for any reason. Such litigation, if instituted against us, could cause us to incur substantial costs to defend such claims and divert management’s attention and resources. For example, we and our former Chief Executive Officer, our former Chief Medical Officer and former Chief Financial Officer were named as defendants in a purported class action lawsuit following our announcement in April 2019 that the FDA issued a CRL in connection with our NDA for CONTEPO for the treatment of cUTIs, including AP, stating that it was unable to approve the application in its current form. The price of our ordinary shares may experience increased volatility as we provide updates regarding our Cash Preservation Plan and the wind down of our operations. For additional discussion of the risks related to our evaluation of strategic options and the wind down of our operations, see “Risk Factors – Risks Related to Our Evaluation of Strategic Options and Wind Down.

The number of ordinary shares underlying our outstanding warrants is significant in relation to our currently outstanding ordinary shares, which could have a negative effect on the market price of our ordinary shares and make it more difficult for us to raise funds through future equity offerings.

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 207,220 ordinary shares at an exercise price of $59.75 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 55,170 ordinary shares at an exercise price of $475.00 per share. As of the date of this Annual Report on Form 10-K, there were 262,384 warrants outstanding from the two offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statement under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. Sales of these shares could cause the market price of our ordinary shares to decline significantly. Furthermore, if our share price rises, the holders of these warrants may be more likely to exercise their warrants and sell a large number of shares, which could negatively impact the market price of our ordinary shares and reduce or eliminate any appreciation in our share price that might otherwise occur.

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

If we fail to meet the requirements for continued listing on The Nasdaq Capital Market, our ordinary shares could be delisted from trading, which would decrease the liquidity of our ordinary shares and our ability to raise additional capital.

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

There are many factors that may adversely affect our minimum bid price and our ability to comply with the requirements for continued listing on The Nasdaq Capital Market, including those described throughout this section titled “Risk Factors”. Many of these factors are outside our control. As a result, we may not be able to comply with the Bid Price Rule in the long term or other continued listing requirements. Any potential delisting of our ordinary shares from The Nasdaq Capital Market would likely result in decreased liquidity and increased volatility for our ordinary shares and would adversely affect our ability to raise additional capital or to enter into a strategic transaction successfully. Any potential delisting of our ordinary shares from The Nasdaq Capital Market would also make it more difficult for our shareholders to sell their ordinary shares in the public market.

Substantial future sales of our ordinary shares in the public market, or the perception that these sales could occur, could cause the price of our ordinary shares to decline significantly.

Sales of a substantial number of our ordinary shares, or the perception in the market that these sales could occur, could reduce the market price of our ordinary shares. We had 3,201,417 ordinary shares outstanding as of December 31, 2022. To the extent any of these shares are sold into the market, particularly in substantial quantities, the market price of our ordinary shares could decline.

Future issuances of ordinary shares pursuant to our equity incentive plans could also result in a reduction in the market price of our ordinary shares. We have filed registration statements on Form S-8 registering all of the ordinary shares that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume, notice and manner of sale limitations applicable to affiliates. As of December 31, 2022, an aggregate of 38,490 options to purchase our ordinary shares had vested and become exercisable although these options all have an exercise price that is higher than the recent market trading prices of our ordinary shares

As part of our March 2021 registered direct offering we issued warrants to purchase up to an aggregate of 207,220 ordinary shares at an exercise price of $59.75 per share. As part of our December 2019 registered direct offering, we issued warrants to purchase an aggregate of up to 55,170 shares of ordinary shares at an exercise price of $475.00 per share. As of the date of this Annual Report on Form 10-K, there were 262,384 warrants outstanding from the two offerings and, upon exercise in full of these warrants, the shares issuable upon exercise would represent a significant portion of our outstanding ordinary shares. Each of the December 2019 warrants was initially exercisable six months following the date of issuance, which was December 24, 2019, and will expire on the three-year anniversary of the date on which such warrants became initially exercisable. Each of the March 2021 warrants was immediately exercisable and will expire on the five-year anniversary of the date of issuance. We have registered the issuance of shares upon exercise of these warrants under a registration statements under the Securities Act of 1933, as amended, and, accordingly, such shares can be freely sold into the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of these warrants or sale of the shares issuable upon exercise of these warrants, or the perception that sales of these shares could occur, could cause the market price of our ordinary shares to decline significantly.

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

The upfront consideration for the Zavante Acquisition was comprised of 32,608 of our ordinary shares, including 3,260 ordinary shares that were initially held back but which were issued in July 2019 upon release of the Holdback Shares pursuant to the terms of the Merger Agreement. Such shares are able to be freely sold in the public market, subject to any requirements and restrictions, including any applicable volume limitations, imposed by Rule 144 under the Securities Act. In addition, the Merger Agreement provides that we may issue up to an additional $97.5 million in our ordinary shares to former Zavante stockholders upon the achievement of specified regulatory and commercial milestones in the future, and obligates us to provide registration rights with respect to the registration for resale of such additional ordinary shares that may become issuable upon the achievement of such milestones.

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

Based on our gross income and average value of our gross assets for each relevant taxable year, and given the nature of our business, we do not believe that we were a PFIC for any such taxable year from our initial public offering through the year ended December 31, 2022, although there is no assurance that the IRS will agree with this conclusion. Our status in any taxable year (determined without regard to our status in any prior taxable year) will depend on our assets and activities in that year, and because this is a factual determination made annually after the end of the year, there can be no assurance that we will not be considered a PFIC for the current taxable year or any other taxable year. In particular, in many cases the gross value of our assets may be inferred from the market price of our ordinary shares, which may fluctuate considerably given that market prices of biotechnology companies can be especially volatile. In other cases, factors external to our specific circumstances may make the presumptive relationship between the gross value of our assets and our market capitalization unreliable, in which case the gross value of our individual assets, based upon valuation methods suitable for use in U.S. federal tax matters (the choice of which may vary from taxable year to taxable year), will govern the determination of our status. While, based on the market price of our ordinary shares, we would be treated as a PFIC in 2022, we believe that the market price rendered an unreliable valuation of our gross assets during that year. Based on our valuation of our gross assets taking into account our specific circumstances, we believe that we were not a PFIC in 2022. There is no assurance, however, that the IRS will agree with our valuation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

Our facilities consist of approximately 2,900 square meters of leased laboratory and office space in Vienna, Austria, approximately 8,000 square feet of subleased office space in Fort Washington, Pennsylvania and we also lease office space in Dublin, Ireland. Our lease of laboratory and office space in Vienna, Austria will terminte in July 2023. Our lease of office space in Fort Washington, Pennsylvania will terminate in July 2023. Our lease of office space in Dublin, Ireland will terminate in June 2023. We do not plan to retain any other laboratory or office space.

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

Stockholders

As of January 31, 2023, there were 24 holders of record of our ordinary shares. The number of record holders may not be representative of the number of beneficial owners because many of our ordinary shares are held by depositories, brokers or other nominees.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is contained in Part III, Item 12 of this Annual Report on Form 10-K.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support the orderly wind down of our operations. We do not intend to pay cash dividends on our ordinary shares for the foreseeable future.

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the year ended December 31, 2022 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company that historically engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to two approved products, SIVEXTRO and XENLETA, as well as one development product candidate, CONTEPO. As part of a plan approved by our board of directors on January 4, 2023 to preserve our cash so that we may adequately fund an orderly wind down of our operations, we have reduced our operations to those necessary to: (i) make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down our business. We have no intention of resuming any active sales promotion or research and development activities. Also as part of the Cash Preservation Plan, our board of directors determined to terminate all of our employees not deemed necessary to execute an orderly wind down of our operations, including Theodore Schroeder, our former chief executive officer, and Steven Gelone, our former president and chief operating officer, each of whom was terminated effective January 15, 2023.

In January 2023, we settled all outstanding balances due to Hercules Capital and removed all secured liens on all of our assets. We also terminated our agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA and, on January 31, 2023, entered into the Letter Agreement to begin transition responsibility for the promotion and distribution of SIVEXTRO back to Merck & Co. Inc. as of June 30, 2023. For additional discussion regarding the Letter Agreement see “Business – Our Products and Product Candidate – SIVEXTRO.” Although we have ceased our active commercialization efforts, we expect to continue to make XENLETA and, for the remaining term of the Distribution Agreement, SIVEXTRO commercially available to wholesale customers. We expect to continue to incur significant expenses and increasing operating losses while we carry out the orderly wind down of operations.

Business Update Regarding COVID-19

The impact of the COVID-19 pandemic could continue to have a material adverse effect on our business, results of operations, financial condition, liquidity and prospects. While we have used all currently available information in our forecasts, the ultimate impact of the COVID-19 pandemic and our product sales for SIVEXTRO and XENLETA, on our results of operations, financial condition and cash flows is highly uncertain, and cannot currently be accurately predicted. According to the Centers for Disease Control and Prevention, or CDC, there have been lower incidences of influenza-like illness cases within the United States from a median of 49,696 per week during the period of September 2019 through February 2020, to 19,537 during the period of March through May 2020, which are largely responsible for the seasonality observed with community-acquired bacterial pneumonia and which lead to the decrease in bacterial respiratory tract infection rates, indicated by the decrease in the number of physician office visits, hospitalizations and antibiotic prescriptions. Data from clinical laboratories in the United States indicated a 61% decrease in the number of specimens submitted and a 98% decrease in influenza activity as measured by percentage of submitted specimens testing positive. Our results of operations, financial condition and cash flows are dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy or any other negative trend in the U.S. or global economy and any new information that may emerge concerning the COVID-19 pandemic and the actions to contain it or treat its impact, which at the present time are highly uncertain and cannot be predicted with any accuracy.

Financial Operations Overview

Revenue

In September 2019, we had our commercial launch of XENLETA and, in April 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the year ended December 31, 2022, we recorded $34.5 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns, and $0.2 million of XENLETA product revenue, net of gross-to-net accruals and adjustments for returns. We launched a new 10-count blister pack of XENLETA in the fourth quarter of 2021, which has a four year shelf life. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of SIVEXTRO and XENLETA.

Collaboration revenues for the year ended December 31, 2022 was $0.9 million which included collaboration revenues related to the restructured China Region License Agreement, a portion of which was recognized over the estimated period of the manufacturing collaboration and regulatory support that has been provided to Sumitomo Pharmaceuticals (Suzhou).

Our revenues for the year ended December 31, 2022 included governmental research premiums, non-refundable government grants, collaboration revenues and the benefit of government loans at below-market interest rates.

Cost of Revenues

Cost of revenues represented 30.9%, 17.0% and 1.1% of our total operating expenses for the years ended December 31, 2022, 2021 and 2020, respectively. Cost of revenues primarily represent the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory. Other cost of revenues include costs associated with the manufacturing collaboration and regulatory support under our licensing agreements. The increase in cost of revenue for the year ended December 31, 2022 was primarily due to the accruals related to the 2022 minimum purchase commitments for the manufacturing of XENLETA, a $5.2 million non-cash charge for excess and obsolete inventory, and full year product sales of SIVEXTRO following the launch under our own National Drug Code, or NDC, on April 12, 2021.

Loss on Inventory Commitments

Loss on inventory commitments represented 4.7%, or $4.3 million, of our total operating expenses for the year ended December 31, 2022. In conjunction with our plan to conduct an orderly wind down of operations, the potential impact of future contractual commitments have been assessed as of December 31, 2022 and for the period ended December 31,2022, the loss on inventory commitments has been accrued under ASC 330-10-35-17, Inventory Purchase Commitments (see footnote 15 for further details). As part of the asset sale process some provisions may be transferred as part of any potential transactions, possibly releasing us from any future commitments. There cannot be any assurance that we will be able to identify, negotiate or complete a sale of any of our assets or, if such an asset sale transaction does occur, that any such transaction will include release of, or otherwise mitigate, our contractual commitments under our agreements on favorable terms or at all.

Research and Development Expenses

Research and development expenses represented 15.4%, 16.3% and 21.2% of our total operating expenses for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Year Ended December 31,
(in thousands)	2022	2021	2020
Direct Costs
XENLETA	$2,391	$2,891	$2,119
CONTEPO	330	340	450
Other programs and initiatives	1,340	1,383	1,347
Indirect Costs	10,202	8,016	11,186
Total research and development expenses	$14,263	$12,630	$15,102

We do not expect to continue to incur significant research and development expenses in the future as we have discontinued our research and development efforts as part of our Cash Preservation Plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 49.0%, 66.7%, and 77.7% of our total operating expenses for the years ended December 31, 2022, 2021 and 2020, respectively.

Selling, general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation not related to research and development activities for personnel in our commercial, medical affairs, finance, information technology and administrative functions, as well as costs related to our contract commercial organization, to provide community-based commercial and sales services. Selling, general and administrative expenses also include costs related to professional fees for auditors, lawyers and tax advisors and consulting fees not related to research and development operations, as well as functions that are partly or fully outsourced by us, such as accounting, payroll processing and information technology. We do not expect to incur significant selling, general and administrative expenses in the future as (i) we have terminated all of our employees not deemed necessary to execute an orderly wind down of our operations, (ii) we have terminated our agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA, and (iii) otherwise reduced the scope of our current operating plan to seeking out and evaluating a range of strategic options.

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

Net realizable value of XENLETA inventory and prepaid inventory and potential loss on contractual commitments with contract manufacturing organizations

Our XENLETA inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and consists primarily of material costs, third-party manufacturing costs, and related transportation costs in our supply chain. In conjunction with our plan to conduct an orderly wind down of operations, the Company assessed the net realizable value of XENLETA inventory as of December 31, 2022 in relation to potential asset sale opportunities. As a result, we adjusted the value of inventory and prepaid inventory as of December 31, 2022 with an adjustment of $5.6 million. The remaining balance of XENLENTA inventory and prepaid inventory was $7.1 million as of December 31, 2022.

We also considered ASC 330-10-35-17, Inventory Purchase Commitments, regarding potential losses that a reporting entity may sustain as a result of firm purchase commitments. As of December 31, 2022 the total aggregate purchase commitments are $45.1 million. We consider ongoing asset sales and other negotiations, including evaluating whether certain potential buyers have the financial resources to complete the transaction and the market’s demand for the XENLETA product to assess any potential loss on our contractual commitments. As of December 31, 2022, we had $4.3 million accrued within accrued expenses and other current liabilities, relating to the estimated losses under the XENLETA purchase commitments.

Some of these future contractual commitments and contingencies include contractual language that may mitigate the payments for the commitments and contingencies. Additionally, as part of the asset sale process some of the other contractual commitments may be transferred as part of any potential transaction, possibly releasing us from any future commitments. Actual amounts ultimately received for our inventory and paid for our contractual commitments may differ significantly from our estimates. If actual or future estimated payments vary from our estimates, based upon future asset sales and other negotiations we adjust our estimates which would affect net income or loss in the period such variances become known. There cannot be any assurance that we will be able to identify, negotiate or complete a sale of any of our assets or, if such an asset sale transaction does occur, that any such transaction will include release of, or otherwise mitigate, our contractual commitments under our agreements on favorable terms or at all.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(in thousands)	2022	2021	Change
Consolidated operations data:
Product revenue, net	$34,742	$23,386	$11,356
Collaboration revenue	926	3,830	(2,904)
Research premium and grant revenue	1,267	1,679	(412)
Total revenues	36,935	28,895	8,040
Costs and expenses:
Cost of revenues	(28,581)	(13,148)	(15,433)
Loss on inventory commitments	(4,317)	—	(4,317)
Research and development expenses	(14,263)	(12,630)	(1,633)
Selling, general and administrative expenses	(45,264)	(51,645)	6,381
Total operating expenses	(92,425)	(77,423)	(15,002)
Loss from operations	(55,490)	(48,528)	(6,962)
Other income (expense):
Other income, net	571	469	102
Interest expense, net	(698)	(901)	203
Loss before income taxes	(55,617)	(48,960)	(6,657)
Income tax expense	(1,568)	(490)	(1,078)
Net loss	$(57,185)	$(49,450)	$(7,735)

Revenues

Revenues for the year ended December 31, 2022 were $36.9 million compared to $28.9 million for the year ended December 31, 2021. The $8.0 million increase was primarily due to $11.4 million increase in product revenue, net driven by full year product sales of SIVEXTRO.

Cost of Revenues

Cost of revenues for the year ended December 31, 2022 was $28.6 million compared to $13.1 million for the year ended December 31, 2021. The $15.4 million increase was primarily due to accruals related to the 2022 minimum purchase commitments for the manufacturing of XENLETA, a non-cash charge for excess and obsolete inventory, and full year product sales of SIVEXTRO. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck. Prior to the FDA approval of XENLETA on August 19, 2019, the inventory costs for XENLETA were expensed as research and development expenses since the approval was outside of our control and therefore not considered probable. As such, the majority of the expenses incurred for our initial inventories of XENLETA has been previously expensed. For the years ended December 31, 2022 and 2021, cost of revenues included $5.2 million and $0.3 million, respectively, of non-cash charges for excess and obsolete inventory due to timing of expiring inventory.

Loss on Inventory Commitments

Loss on inventory commitments represented 4.7%, or $4.3 million, of our total operating expenses for the year ended December 31, 2022. In conjunction with our plan to conduct an orderly wind down of operations, the potential impact of future contractual commitments have been assessed as of December 31, 2022 and for the period ended December 31, 2022, the loss on inventory commitments has been accrued under ASC 330-10-35-17, Inventory Purchase Commitments (see footnote 15 for further details). As part of the asset sale process some provisions may be transferred as part of any potential transactions, possibly releasing us from any future commitments. There cannot be any assurance that we will be able to identify, negotiate or complete a sale of any of our assets or, if such an asset sale transaction does occur, that any such transaction will include release of, or otherwise mitigate, our contractual commitments under our agreements on favorable terms or at all.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 were $14.3 million compared to $12.6 million for the year ended December 31, 2021. The $1.6 million increase was primarily due to a $1.4 million increase in study costs related to our clinical trials, and a $1.0 million increase in research consultancy expenses, partly offset by a $0.4 million decrease in stock-based compensation expense, a $0.1 million decrease in staff costs, and a $0.1 million decrease in infrastructure costs.

Selling, General and Administrative Expenses

Selling, general and administrative expense for the year ended December 31, 2022 were $45.3 million compared to $51.6 million for the year ended December 31, 2021. The $6.4 million decrease was primarily due to a $1.7 million decrease in staff costs due to the reduction of headcount, a $0.9 million decrease in stock-based compensation expense, and a $4.8 million decrease in in advisory and external consultancy expenses primarily related to commercialization activities of SIVEXTRO and XENLETA, partly offset by a $1.0 million increase in legal fees.

Other Income, net

Other income, net, increased by $0.1 million for the year ended December 31, 2022 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, net

Interest expense, net decreased by $0.2 million due the repayment of indebtedness under our Loan Agreement with Hercules in March 2020. See Note 7 to our consolidated financial statements included elsewhere in this Form 10-K for further information.

Income Tax Expense

Our income tax expense was $1.6 million for the year ended December 31, 2022 compared to $0.5 million for the year ended December 31, 2021.

Comparison of Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(in thousands)	2021	2020	Change
Consolidated operations data:
Product revenue, net	$23,386	$108	$23,278
Collaboration revenue	3,830	2,756	1,074
Research premium and grant revenue	1,679	2,163	(484)
Total revenue	28,895	5,027	23,868
Costs and expenses:
Cost of revenues	(13,148)	(766)	(12,382)
Research and development expenses	(12,630)	(15,102)	2,472
Selling, general and administrative expenses	(51,645)	(55,285)	3,640
Total operating expenses	(77,423)	(71,153)	(6,270)
Loss from operations	(48,528)	(66,126)	17,598
Other income (expense):
Other income, net	469	1,187	(718)
Interest expense, net	(901)	(1,649)	748
Loss on extinguishment of debt	—	(2,757)	2,757
Loss before income taxes	(48,960)	(69,345)	20,385
Income tax expense	(490)	(139)	(351)
Net loss	$(49,450)	$(69,484)	$20,034

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

Other Income, net

Other income, net, decreased by $0.7 million for the year ended December 31, 2021 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, net

Interest expense, net decreased by $0.7 million due the repayment of indebtedness under our Loan Agreement with Hercules. See Note 7 to our consolidated financial statements included elsewhere in this Form 10-K for further information.

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

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements and XENLETA and SIVEXTRO product sales. As of December 31, 2022, we had cash, cash equivalents and restricted cash of $12.5 million. As part of a plan approved by our board of directors on January 4, 2023 to preserve our cash so that we may adequately fund an orderly wind down of our operations, we have reduced our operations to those necessary to: (i) to make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down our business. We have no intention of resuming any active sales promotion or research and development activities. Our management has determined that our liquidity condition and existing financial obligations raise substantial doubt about our ability to continue as a going concern if we do not complete the monetization of at least one of our assets. We aim to complete an asset monetization transaction; however, completing an asset monetization transaction is not entirely within our control. Therefore,we may not have sufficient cash flows to satisfy our financial obligations as they come due and therefore, substantial doubt exists about our ability to continue as a going concern.

In September 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 25,298 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 16,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 24,000 ordinary shares if the closing sale price of our ordinary shares is not below $50.00 per share on Nasdaq or (iii) 32,000 ordinary shares if the closing sale price of our ordinary shares is not below $75.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. Notwithstanding the foregoing, we may direct Lincoln Park to purchase on any single business day ordinary shares with a purchase price equal to or greater than $200,000 irrespective of the number of ordinary shares required to approximate that amount. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of December 31, 2022, we have issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million. From January 1, 2023 and through the date of this filing, we did not sell any shares under the Purchase Agreement. As of the date of this filing, we may issue and sell ordinary shares for gross proceeds of up to $18.5 million under the Purchase Agreement, subject to the Nasdaq rules which may limit our ability to make sales of our ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

In May 2021, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing ATM agreement with Jefferies entered into in June 2019 was terminated. We did not incur any termination penalties as a result of the replacement of the prior agreement with Jefferies. As of December 31, 2022, we have issued and sold an aggregate of 1,429,729 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.9 million and net proceeds of $32.5 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2023 and through the date of this filing, we did not sell any shares under the Sale Agreement.

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

In December 2020, we completed a registered public offering in which we sold 240,000 ordinary shares at a public offering price of $62.50. The proceeds to us from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and offering expenses. In December 2018, we announced the closing of up to a $75.0 million term loan with Hercules, or the Loan Agreement, $25.0 million of which was funded on the day of closing. Under the terms of the loan, in addition to the $25.0 million received at closing, we borrowed an additional $10.0 million in connection with the approval by the FDA of the NDA for XENLETA. In March 2020, we repaid Hercules $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan

Agreement, and in January 2023 we repaid the remaining balance. See Note 7 to the consolidated financial statements included elsewhere in this Form 10-K for additional information on the terms associated with the remaining term loans potentially available to us and the costs and other conditions associated with this funding source.

Cash Flows

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(36,711)	$(59,557)
Investing activities	(263)	(81)
Financing activities	1,851	66,366
Effects of foreign currency translation on cash	(174)	(484)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,297)	$6,244

Operating Activities

Cash flow used in operating activities decreased by $22.8 million from $59.6 million for the year ended December 31, 2021 to $36.7 million for the year ended December 31, 2022 primarily due to lower working capital of $28.6 million primarily due to decreases in accounts receivable driven by lower SIVEXTRO product sales.

Investing Activities

Cash flow used in investing activities increased by $0.2 million from $0.1 million cash used for the year ended December 31, 2021 to $0.3 million cash used in investing activities for the year ended December 31, 2022 primarily due to increased investments in property and equipment.

Financing Activities

Cash flow generated from financing activities for the year ended December 31, 2022 was $1.9 million, net of transaction costs from our Purchase Agreement with Lincoln Park, as well as our Sale Agreement, offset by repayments of unexercised warrant nominal values and long-term debt. Cash flow generated from financing activities for the year ended December 31, 2021 was $66.4 million from our March 2021 financing, as well as funding from our Purchase Agreement with Lincoln Park and Sale Agreement.

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(59,557)	$(71,331)
Investing activities	(81)	(274)
Financing activities	66,366	26,924
Effect of foreign currency translation on cash	(484)	(140)
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,244	$(44,821)

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

Investing Activities

Cash flow used in investing activities decreased by $0.2 million from $0.3 million cash used for the year ended December 31, 2020 to $0.1 million cash used for the year ended December 31, 2021 primarily due to changes in restricted cash and lower investments in property and equipment.

Financing Activities

Cash flow generated from financing activities for the year ended December 31, 2021 was $66.4 million from our March 2021 financing, our Purchase Agreement with Lincoln Park, as well as our Sale Agreement. Cash flow generated from financing activities for the year ended December 31, 2020 was $26.9 million, primarily from total net proceeds of approximately $56.9 million from the securities purchase agreements entered into in May 2020 and December 2020, warrant exercises, as well as our Jefferies ATM Agreement, partly offset by the repayment of $30.0 million of long-term borrowings on our debt facility in the year ended December 31, 2020.

Material Cash Requirements

As part of a plan approved by our board of directors on January 4, 2023 to preserve our cash so that we may adequately fund an orderly wind down of our operations, we have reduced our operations to those necessary to: (i) make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down our business. We have no intention of resuming any active sales promotion or research and development activities. Also as part of the Cash Preservation Plan, our board of directors determined to terminate all of our employees not deemed necessary to execute an orderly wind down of our business, including Theodore Schroeder, our former chief executive officer, and Steven Gelone, our former president and chief operating officer, each of whom was terminated effective January 15, 2023. We estimate the total cost of severance costs associated with the wind down of our operations will be approximately $6 million.

In January 2023, we settled our outstanding balance due to Hercules Capital of approximately $4.5 million and removed all secured liens on all of our assets. We also terminated our agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA and, on January 31, 2023, entered into a letter agreement, or the Letter Agreement, relating to our Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, to begin transition responsibility for the promotion and distribution of SIVEXTRO back to Merck & Co. Inc. as of June 30, 2023. For additional discussion regarding the Letter Agreement see “Business – Our Products and Product Candidate – SIVEXTRO.” Although we have ceased our active commercialization efforts, we expect to continue to make XENLETA and, for the remaining term of the Distribution Agreement, SIVEXTRO commercially available to wholesale customers.

As previously disclosed, we have retained Torreya Capital to advise on our exploration of a range of strategic options. While we continue to work with Torreya Capital on identifying and evaluating potential strategic options with the goal of maximizing value, we are currently focused, as part of our Cash Preservation Plan, on the sale of our existing assets, including XENLETA and CONTEPO. In the event that our board of directors determines that a liquidation and dissolution of our business approved by shareholders is the best method to maximize shareholder value, we would file proxy materials with the Securities and Exchange Commission, or SEC, and schedule an extraordinary meeting of our shareholders to seek approval of such a plan as required.

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

Based on our current operating plans, we expect that our existing cash resources as of the date of this Annual Report on Form 10-K will be sufficient to enable us to fund our operations and capital expenditure requirements at least into June 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or from the monetization of one or more of our assets.

Capital Expenditures

Capital expenditures were $0.2 million and $25,000 for the year ended December 31, 2022 and 2021, respectively. Currently, there are no material capital projects planned in 2023.

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

Interest rate risk may arise from short-term or long-term debt. Prior to our repayment, outstanding indebtedness with Hercules bore interest at the greater of 9.80% and 9.80% plus the prime rate of interest minus 5.50%. Effective September 22, 2022 the prime rate increased to 6.25%, which increased the interest on our loan with Hercules to 10.55%. On January 5, 2023, we repaid $4.5 million to Hercules Capital, including principal, accrued and unpaid interest, fees and other expenses, under our loan agreement. Effective at the time of repayment, the Hercules loan agreement was terminated, and Hercules released all security interests held on the assets of us and our subsidiaries.

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Annual Report on Form 10-K. However, our operations may be adversely affected by inflation in the future.

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents, restricted cash and short-term investments as of the date of this Annual Report on Form 10-K will be sufficient to enable us to fund our operations and capital expenditure requirements at least into June 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or from the monetization of one or more of our assets.

Although we have ceased all research and development activity and halted active promotion of our products, if we were to resume such activities, we would require substantial additional funding. Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies, products or product candidate. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to further curtail or cease our operations or we may have to relinquish valuable rights to our technologies, any current or future revenue streams, research programs, products or product candidates, or grant licenses on terms that may not be favorable to us.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) under the supervision and the participation of the company’s management, which is responsible for the management of the internal controls, and which includes our Interim Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively). The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of December 31, 2022, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Interim Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(e) under the Exchange Act. Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022, the end of our most recent fiscal year.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below are the names and certain biographical information about each member of our board of directors, including their ages as of March 1, 2023. The information presented includes each director’s principal occupation and business experience for at least the past five years and the names of other public companies of which he or she has served as a director during the past five years.

Name	Age	Position
Daniel Burgess(1)(3)	61	Director, Chairman of the Board
Theodore Schroeder	67	Director
Colin Broom, MD	67	Director
Carrie Bourdow(2)(3)	60	Director
Mark Corrigan(1)	65	Director
Lisa Dalton(2)	50	Director
Charles Rowland, Jr.(2)	64	Director
Stephen Webster(1)(3)	62	Director
Steven Gelone	55	Director
(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Theodore Schroeder has served on our board of directors since July 24, 2018. He also served as our chief executive officer from July 24, 2018 until January 15, 2023. During the last 30 years, Mr. Schroeder has been focused on drug development and commercialization in both large and small pharmaceutical companies. He served as president, chief executive officer and director of Zavante Therapeutics from June 2015 until its acquisition by Nabriva Therapeutics in July 2018. Mr. Schroeder co-founded Cadence Pharmaceuticals in 2004 and previously held leadership roles at Elan Pharmaceuticals, Dura Pharmaceuticals and earlier in his career, Bristol-Myers Squibb. He currently serves on the board of Cidara Therapeutics and formerly was a member of the board of Collegium Pharmaceutical and Otonomy, Inc. He is a former chair of BIOCOM, the California life sciences trade association and in 2014, he was named the EY Entrepreneur of the Year for the San Diego region and was listed as a national finalist. He received a bachelor’s degree in management from Rutgers University. We believe Mr. Schroeder is qualified to serve as a director because of his expertise and experience as an executive in the pharmaceutical industry, his service on other boards of directors and his educational background.

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

Carrie Bourdow has served on our board of directors since June 23, 2017. Ms. Bourdow has been the president, the chief executive officer, and member of the board of directors of Trevena, Inc., a publicly-traded biopharmaceutical company, since October 2018. She has served in various senior positions at Trevena since May 2015. She joined Trevena as chief commercial officer and was appointed executive vice president and chief operating officer in January 2018. Prior to joining Trevena, Ms. Bourdow was vice president of marketing at Cubist Pharmaceuticals, Inc., from 2013 until its acquisition by Merck & Co., Inc. in January 2015. At Cubist, Ms. Bourdow led launch strategy, marketing, reimbursement, and operations for acute care hospital pharmaceuticals. Prior to Cubist, Ms. Bourdow served for more than 20 years at Merck & Co., Inc., where she held positions of increasing responsibility across multiple therapeutic areas. Ms. Bourdow served as a director of Sesen Bio, Inc., a publicly traded pharmaceutical company until March 2023. Ms. Bourdow holds a B.A. degree from Hendrix College and an M.B.A. from Southern Illinois University. We believe Ms. Bourdow is qualified to serve as a director due to her extensive experience in the biopharmaceutical industry, including her experience with anti-infectives and with the commercialization of new drugs.

Mark Corrigan has served on our board of directors since June 2, 2021. Dr. Corrigan previously served on our board of directors from June 23, 2017 to May 26, 2020, and prior to the redomiciliation to Ireland, Dr. Corrigan served on the supervisory board of Nabriva Austria from October 2016 until the redomiciliation to Ireland. Dr. Corrigan was most recently the chief executive officer of Correvio Pharma Corporation (formerly Cardiome Pharma), a public biopharmaceutical company, from March 2019 until May 2021. From April 2016 until March 2019, Dr. Corrigan was founder and president of research and development of Tremeau Pharmaceuticals and currently serves as acting Chief Executive Officer. Dr. Corrigan served as president and chief executive officer of Zalicus, Inc. from January 2010 until July 2014. Previously, Dr. Corrigan was executive vice president of research and development at the specialty pharmaceutical company Sepracor Inc., and prior to this, he spent 10 years with Pharmacia & Upjohn, most recently as group vice president of Global Clinical Research and Experimental Medicine. Dr. Corrigan currently serves on the boards of directors of Wave Biosciences, a public biopharmaceutical company and Tremeau Pharmaceuticals, a private company. He previously served on the boards of directors of Correvio Pharma Corporation, Novelin Therapeutics, Inc., BlackThorn Therapeutics, Inc., Cubist Pharmaceuticals, Inc., CoLucid Pharmaceuticals, Inc., Avanair Pharmaceuticals, Inc., and EPIRUS Biopharmaceuticals, Inc., where he served as chairman of the board of directors. Dr. Corrigan holds an M.D. from the University of Virginia and received specialty training in psychiatry at Maine Medical Center and Cornell University. We believe Dr. Corrigan is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry as both an executive and a board member and because of his education and training.

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

Steven Gelone has served on our board of directors since March 10, 2021. He also served as our president and chief operating officer from July 24, 2018 to January 15, 2023. Dr. Gelone previously served as Nabriva Austria’s chief development officer and head of business development from 2014 until the redomiciliation to Ireland, our chief development officer from the redomiciliation to Ireland until June 30, 2017 and our chief scientific officer from June 30, 2017 until July 24, 2018. Prior to joining Nabriva Austria, he served as head of clinical research and development at Spark Therapeutics, Inc. in 2014 and vice president of clinical and preclinical development at ViroPharma Incorporated from 2005 to 2014. Dr. Gelone also served as director of medical affairs at Vicuron Pharmaceuticals from 2002 to 2003 and director of clinical pharmacology and experimental medicine at GlaxoSmithKline Pharmaceuticals from 2000 to 2002. Dr. Gelone received his B.S. Pharm. and Pharm.D. from Temple University. We believe Dr. Gelone is qualified to serve as a director due to his extensive experience in the biopharmaceutical industry as an executive and because of his education and training.

Charles A. Rowland, Jr. has served on our board of directors since June 23, 2017. Mr. Rowland previously served on the supervisory board of Nabriva Austria from January 2015 until the redomiciliation to Ireland. Mr. Rowland served as chief executive officer of Aurinia Pharmaceuticals Inc. from April 2016 to January 2017. Mr. Rowland previously served as vice president and chief financial officer of ViroPharma Incorporated from 2008 until it was acquired by Shire plc in 2014. Prior to joining ViroPharma, Mr. Rowland served as executive vice president and chief financial officer, as well as interim co-chief executive officer, for Endo Pharmaceuticals Inc. from 2006 to 2008 and chief financial officer at Biovail Corporation from 2004 to 2006. He previously held finance and operational positions of increasing responsibility at Breakaway Technologies, Inc., Pharmacia, Novartis International AG and Bristol-Myers Squibb Company. Mr. Rowland currently serves as a member of the board of directors for Viking Therapeutics, a public, clinical-stage biopharmaceutical company, and Orchard Therapeutics, a public, clinical-stage biopharmaceutical company. In addition, Mr. Rowland serves as a member of the board of directors for Generation Bio, a public biopharmaceutical company. Previously, he served on the board of directors at Blueprint Medicines Corporation, Idenix Pharmaceuticals, Inc., Vitae Pharmaceuticals, Inc., Bind Therapeutics Inc. and Aurinia Pharmaceuticals Inc. Mr. Rowland received his B.S. from Saint Joseph’s University and M.B.A. from Rutgers University. We believe that Mr. Rowland is qualified to serve as a director due to his extensive experience in pharmaceutical operations and all areas of finance and accounting.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Daniel Burgess, Carrie Bourdow and Stephen Webster. Daniel Burgess is the chair of the nominating and corporate governance committee. The nominating and corporate governance committee assists the board in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things:

●	recommending to the board persons to be nominated for election or re-election to the board at any meeting of shareholders;
●	overseeing the board’s annual review of its own performance and the performance of its committees; and
●	developing and recommending to the board a set of corporate governance guidelines.

Executive Officers

The following table sets forth certain information regarding our executive officers, including their ages as of March 1, 2023:

Name	Age	Position
J. Christopher Naftzger	55	Interim Chief Executive Officer, General Counsel and Secretary
Daniel Dolan	46	Chief Financial Officer

Below is certain biographical information about Messrs. Naftzger and Dolan:

J. Christopher Naftzger has served as our interim chief executive officer, general counsel and secretary since January 15, 2023, and he previously served as our general counsel and corporate secretary from September 1, 2021 to January 15, 2023. Previously, Mr. Naftzger served as General Counsel and Corporate Secretary of Krystal Biotech, an emerging-stage, gene therapy company, from February 2020 to May 2021. Before joining Krystal, he was Vice President, Deputy General Counsel and Assistant Secretary of Nabriva Therapeutics from January 2017 to January 2020. Prior to Nabriva, Mr. Naftzger served as Vice President, General Counsel, Chief Compliance Officer, and Secretary of Unilife Medical Solutions, a developer and manufacturer of innovative drug delivery systems. Mr. Naftzger also held senior in-house counsel positions with Chesapeake Corporation and Koch Industries, and was a corporate partner with Blank Rome LLP in Washington, DC. Mr. Naftzger obtained his undergraduate degree from Hampden-Sydney College and his law degree from the Willamette University College of Law.

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

ITEM 11. EXECUTIVE COMPENSATION

The following discussion provides the amount of compensation paid, and benefits in-kind granted, by us and our subsidiaries to the members of our board of directors and certain executives for services provided in all capacities to us and our subsidiaries for the year ended December 31, 2022.

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

Summary Compensation Table

Our “named executive officers” for the year ended December 31, 2022 were as follows: Mr. Schroeder, our former chief executive officer, Dr. Gelone, our former president and chief operating officer and Dr. Guico-Pabia, our former chief medical officer. The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for the periods presented.

						Non-Equity
				Share	Option	Incentive Plan	All Other
				Awards	Awards	Compensation	Compensation
Name and principal position	Year	Salary($)	Bonus ($)(1)	($)(2)	($)(2)	($) (3)	($)(4)	Total ($)
Theodore Schroeder(5)(6)	2022	594,104	—	53,991	72,695	—	32,772	753,562
Former Chief Executive Officer	2021	594,170	—	307,850	—	302,993	32,287	1,237,300

Steven Gelone(6)	2022	515,916	—	21,029	28,300	—	13,989	579,234
Former President and Chief	2021	500,947	225,000	611,349	—	191,590	14,138	1,543,024
Operating Officer

Christine Guico-Pabia(7)	2022	428,480	—	16,076	21,665	—	18,685	484,906
Former Chief Medical Officer

(1)	The amount reported in the “Bonus” column represents a $225,000 retention bonus awarded to Dr. Gelone in 2021, which was paid in March 2022.
(2)	The amounts reported in the “Share Awards” and “Option Awards” columns reflect the aggregate grant-date fair value of share-based compensation awarded during the year computed in accordance with the provisions of ASC Topic 718. See Note 10 to the consolidated financial statements regarding assumptions underlying the valuation of equity awards.
(3)	The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent awards to our named executive officers under our annual cash bonus program.
(4)	The compensation included in the “All Other Compensation” column consists of amounts we contributed to our 401(k) plan and medical insurance premiums paid by us on behalf of such individual.
(5)	Mr. Schroeder declined to accept his bonus payout for 2021.
(6)	Mr. Schroeder’s and Dr. Gelone’s employment with us terminated on January 15, 2023.
(7)	Dr. Guico-Pabia commenced employment with us in October 2021. Her employment with us was terminated on January 31, 2023.

Narrative Disclosure to Summary Compensation Table

Base Salary

In 2022, we paid annualized base salaries of $594,104 to Mr. Schroeder, $515,916 to Dr. Gelone and $428,440 to Dr. Guico-Pabia. In 2021, we paid annualized base salaries of $594,170 to Mr. Schroeder,$500,947 to Dr. Gelone and $104,000 to Dr. Guico-Pabia.

None of our named executive officers is currently employed by us. While employed by us, none of our named executive officers was a party to an employment agreement or other agreement or arrangement that provided for automatic or scheduled increases in base salary.

Annual Performance-Based Compensation

Our executive officers, which include the named executive officers, participate in our performance-based bonus program. All annual cash bonuses for our executives under the performance-based bonus program are tied to the achievement of strategic and operational corporate goals for the company, which are set by the compensation committee and approved by the board. There are no discretionary individual goals under the bonus program. The 2022 strategic and operational goals for Nabriva related to the following objectives:

●	commercialization of our products;
●	finance, specifically fundraising;
●	business development; and
●	corporate culture and employee engagement.

Under their respective employment agreements, the annual target bonus for Mr. Schroeder was 60% of his current base salary, the annual target bonus for Dr. Gelone was 45% of his current base salary, and the annual target bonus for Dr. Guico-Pabia was 40% of her current base salary, and the annual target bonus for each Mr. Naftzger and Mr. Dolan is 40% of their respective current base salaries.

In connection with the orderly wind down of our operations, it was determined that there would be no bonus payout to the executive officers towards the aforementioned 2022 goals.

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

There were no share awards granted to our named executive officers in 2023.

The following table sets forth the number of our ordinary shares issuable upon exercise or vesting of the share awards granted to our named executive officers in 2022:

	Option Award	RSU Award
Name	(#)	(#)
Theodore Schroeder	9,592	4,796
Steven Gelone	3,736	1,868
Christine Guico-Pabia	2,860	1,428

On January 28, 2022, our board of directors granted share option awards, as well as restricted share share units, or RSUs, under the 2020 Share Incentive Plan to Mr. Schroeder, Dr. Gelone and Ms. Guico-Pabia, in each case, subject to shareholder approval of an amendment to increase the number of ordinary shares authorized for issuance under our 2020 Share Incentive Plan. The share option awards and RSUs were scheduled to vest over a four year period beginning on January 28, 2023, with 25% of the option vesting upon the first anniversary of the grant date and on a monthly pro rata basis thereafter over the remaining three years. Twenty five percent (25%) of the RSUs were scheduled to vest annually over the four year vesting period. If shareholder approval of the amendment to the 2020 Share Incentive Plan was not obtained, the options would remain outstanding and would convert into cash-settled share appreciation rights. If shareholder approval of the amendment to the 2020 Share Incentive Plan was not obtained, each of the RSUs would represent the right to receive the economic equivalent of one ordinary share in cash on the applicable vesting date, or Phatom Shares. At our Annual General Meeting of Shareholders held on August 11, 2022, our shareholders did not approve the amendment to the 2020 Share Incentive Plan causing each of the options to convert into cash-settled share appreciation rights and each of the RSUs to covert into Phantom Shares.

Outstanding Equity Awards as of December 31, 2022

The following table sets forth information regarding outstanding stock options and RSUs held by our named executive officers as of December 31, 2022:

								Equity incentive
	Option Awards					Equity incentive		plan awards:
	Number of	Number of				plan awards:		Market or
	securities	securities				Number of		payout value of
	underlying	underlying				unearned shares,		unearned shares,
	unexercised	unexercised		Option		units or other		units or other
	options	options		exercise	Option	rights that have		rights that have
	(#)	(#)		price	expiration	not vested		not vested
Name	exercisable	unexercisable		($)	date	(#)		($)
Theodore Schroeder(19)	3,400	—	(1)	882.50	07/25/2028	29	(13)	55
	1,683	36	(2)	475.00	01/31/2029	402	(14)	760
	1,776	974	(3)	337.50	02/06/2030	3,525	(15)	6,662
	—	9,592	(4)	11.25	01/28/2032	4,796	(16)	9,064
Steven Gelone(20)	355	—	(5)	1,801.25	07/05/2025	20	(13)	38
	223	—	(6)	2,085.00	02/05/2026	180	(14)	340
	452	—	(7)	2,125.00	02/07/2027	465	(15)	879
	400	—	(8)	1,617.50	01/31/2028	1,275	(17)	2,410
	310	—	(9)	882.50	07/25/2028	11,627	(18)	21,975
	30	—	(10)	622.50	08/02/2028	1,868	(16)	3,531
	1,089	24	(2)	475.00	01/31/2029	—		—
	801	439	(3)	337.50	02/06/2030	—		—
	—	930	(11)	132.50	09/25/2030	—		—
	—	3,736	(4)	11.25	01/28/2032	—		—
Christine Guico-Pabia(21)	1,166	2,834	(12)	28.75	10/31/2031	1,428	(16)	2,699
	—	2,860	(4)	11.25	01/28/2032	—		—
(1)	Mr. Schroeder’s option to purchase 3,400 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(2)	Mr. Schroeder’s and Dr. Gelone’s option to purchase ordinary shares vests over four years, with 25% of the options vesting on January 31, 2020, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(3)	Mr. Schroeder’s and Dr. Gelone’s option to purchase ordinary shares vests over four years, with 25% of the options vesting on February 6, 2021, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.

(4)	Mr. Schroeder’s, Dr. Gelone’s and Dr. Guico-Pabia’s option to purchase ordinary shares vests over four years, with 25% of the options vesting on January 28, 2023, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(5)	Dr. Gelone’s option to purchase 355 of our ordinary shares vests over four years, with 25% of the options vesting on May 31, 2016, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(6)	Dr. Gelone’s option to purchase 223 of our ordinary shares vests over four years, with 25% of the options vesting on February 28, 2017, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(7)	Dr. Gelone’s option to purchase 452 of our ordinary shares vests over four years, with 25% of the options vesting on February 28, 2018, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(8)	Dr. Gelone’s option to purchase 400 of our ordinary shares vests over four years, with 25% of the options vesting on January 31, 2019, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(9)	Dr. Gelone’s option to purchase 310 of our ordinary shares vests over four years, with 25% of the options vesting on July 25, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(10)	Dr. Gelone’s option to purchase 30 of our ordinary shares vests over four years, with 25% of the options vesting on August 2, 2019, and the remaining 75% of the option vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(11)	Dr. Gelone’s option to purchase ordinary shares is subject to the commercial performance and life cycle management of the product and product candidate portfolio.
(12)	Dr. Guico-Pabia’s option to purchase 4,000 of our ordinary shares vests over four years, with 25% of the options vesting on March 31, 2022, and the remaining 75% of the option vesting on a monthly pro rata basis over the remaining three years of the vesting period.
(13)	Mr. Schroeder’s and Dr. Gelone’s RSUs vest over four years, with 25% of the RSUs vesting on January 31, 2020, and the remaining 75% of the RSUs vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(14)	Mr. Schroeder’s and Dr. Gelone’s RSUs vest over four years, with 25% of the RSUs vesting on February 6, 2021, and the remaining 75% of the RSUs vesting on a monthly pro-rata basis over the remaining three years of the vesting period.
(15)	Mr. Schroeder’s and Dr. Gelone’s RSUs vest over four years, with 25% of the RSUs vesting on January 29, 2022 and 25% of the RSUs vesting annually over the remainder of the vesting period.
(16)	Mr. Schroeder’s, Dr. Gelone’s and Dr. Guico-Pabia’s RSUs vest over four years, with 25% of the RSUs vesting on January 28, 2023 and 25% of the RSUs vesting annually over the remainder of the vesting period.
(17)	Dr. Gelone’s vesting of the RSUs is subject to the commercial performance and life cycle management of the product and product candidate portfolio.
(18)	Dr. Gelone’s RSUs vest over two years, with 100% of the RSUs vesting on April 28, 2023.

(19)	See “Executive Compensation – Employment and Other Agreements with Executive Officers” for a discussion of the treatment of Mr. Schoder’s equity awards following his termination in January 2023.
(20)	See “Executive Compensation – Employment and Other Agreements with Executive Officers” for a discussion of the treatment of Dr. Gelone’s equity awards following his termination in January 2023.
(21)	See “Executive Compensation – Employment and Other Agreements with Executive Officers” for a discussion of the treatment of Dr. Guico-Pabia’s equity awards following her termination in January 2023.

Employment and Other Agreements with Executive Officers

Employment Agreement and Separation Agreement with Theodore Schroeder, Former Chief Executive Officer and Director

Mr. Schroeder was appointed our chief executive officer and entered into an employment agreement dated and effective as of July 23, 2018. He was appointed to our board on August 1, 2018. On March 10, 2021, we entered into an amended and restated employment agreement with Mr. Schroeder, or the Schroeder Employment Agreement. The Schroeder Employment Agreement continued until Mr. Schroeder was terminated effective January 15, 2023.

Pursuant to the Schroeder Employment Agreement, Mr. Schroeder received an annual base salary of $594,104 and was eligible to receive an annual performance bonus targeted at 60% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Mr. Schroeder was also (1) eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and (2) entitled to participate in any and all benefit programs that we make available to our executive officers, for which he may be eligible, under the plan documents governing such programs.

Pursuant to the separation agreement with Mr. Schroeder, or the Schroeder Separation Agreement, Mr. Schroeder became entitled to the following severance benefits upon his termination in January 2023, which were consistent with the separation benefits he was entitled to under the Schroeder Employment Agreement in the event of the termination of Mr. Schroeder’s employment by us without cause or by him for good reason within twelve months following a change in control: (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 18 months following his separation date, (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of the health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 18 months following his separation date, (3) a lump sum payment equal to 100% of his target bonus for 2023 and (4) accelerated vesting of his then unvested equity awards that are subject to time-based vesting. Notwithstanding the express terms of the Schroder Separation Agreement, we have determined to delay making the lump sum payment equal to 100% of Mr. Schroder’s target bonus for 2023 and accelerating Mr. Schroeder’s unvested equity awards that are subject to time vesting until the wind down of our operations is closer to completion.

Pursuant to the Schroeder Separation Agreement, Mr. Schroeder also executed a release of claims in our favor, reaffirmed his continuing confidentiality obligations with respect to us and reaffirmed his obligations under his proprietary rights, non-disclosure and developments agreement with us.

In addition to the Schroeder Separation Agreement, we entered into a six-month consulting agreement with Mr. Schroeder pursuant to which he agreed (1) to provide consulting services related to the wind-down of our business, (2) to continue to serve as members of our board of directors and (3) to provide such other services as are mutually agreed with us. In consideration for the provision of such services, Mr. Schroeder is entitled to a consulting fee of $300 per hour.

As a condition of his employment, Mr. Schroeder signed a proprietary rights, non-disclosure and developments agreement.

Agreements with Daniel Dolan, Chief Financial Officer, Steven Gelone, Former President, Chief Operating Officer and Director, Christine Guico-Pabia, Former Chief Medical Officer and Christopher Naftzger, Interim Chief Executive Officer, General Counsel and Secretary

Mr. Dolan was appointed our chief financial officer effective as of March 12, 2021, and entered into an employment agreement dated and effective as of March 10, 2021, or the Dolan Employment Agreement. Dr. Gelone was appointed our chief development officer and entered into an employment agreement dated and effective as of December 1, 2014, which was amended and restated as of May 26, 2016 and further amended and restated on July 24, 2018. Dr. Gelone was subsequently appointed our chief scientific officer on June 30, 2017 and our president and chief operating officer on July 24, 2018. Dr. Gelone was appointed to our board on March 10, 2021. On March 10, 2021, we entered into an amended and restated employment agreement with Dr. Gelone, or the Gelone Employment Agreement, which continued until the effective date of his termination on January 15, 2023. Dr. Guico-Pabia was appointed as our chief medical officer and entered into an employment agreement dated and effective as of October 1, 2021, or the Guico-Pabia Employment Agreement, which continued until the effective date of her termination on January 30, 2023. Mr. Naftzger was appointed as our general counsel and secretary and entered into an employment agreement dated and effective as of September 1, 2021, or the Naftzger Employment Agreement. On January 15, 2023, Mr. Naftzger was appointed interim chief executive officer, general counsel and secretary. Each of the Dolan Employment Agreement and Naftzger Employment Agreement, or the Executive Employment Agreements, provides that such executive officer is an at will employee, and his employment with us can be terminated by the respective executive officer or us at any time and for any reason.

Pursuant to the Dolan Employment Agreement, Mr. Dolan receives an annual base salary of $330,000 and is eligible to receive an annual performance bonus targeted at 40% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Pursuant to the Gelone Employment Agreement, Dr. Gelone received an annual base salary of $509,888 and was eligible to receive an annual performance bonus targeted at 45% of his annual base salary, with the actual amount of such bonus, if any, determined by the Board. Pursuant to the Guico-Pabia Employment Agreement, Dr. Guico-Pabia received an annual base salary of $416,000 and was eligible to receive an annual performance bonus targeted at 40% of her annual base salary, with the actual amount of such bonus, if any, determined by the Board. Pursuant to the Naftzger Employment Agreement, Mr. Naftzger receives an annual base salary of $350,000 and is eligible to receive an annual performance bonus targeted at 40% of his annual base salary, with the actual amount of such bonus, if any, to be determined by the Board. Each of Mr. Dolan, Dr. Gelone, Dr. Guico-Pabia and Mr. Naftzger were or are, as applicable, also (1) eligible to receive equity awards at such times and on such terms and conditions as the Board may determine and (2) entitled to participate in any and all benefit programs that we make available to our executive officers, for which he may be eligible, under the plan documents governing such programs.

In addition, pursuant to the Dolan Employment Agreement, Mr. Dolan received a nonqualified share option to purchase 100,000 ordinary shares at an exercise price per share equal to the closing price per share of the ordinary shares on the Nasdaq Global Select Market on the date of grant, to vest over a period of four (4) years, subject to the terms and conditions of our 2021 Inducement Share Incentive Plan and a nonqualified share option agreement between us and Mr. Dolan, and awarded outside of our equity incentive plans as an “inducement grant” within the meaning of Nasdaq Listing Rule 5635(e)(4).

Each of the Dolan Employment Agreement and the Naftzger Employment Agreement and the employment of each of Mr. Dolan, and Mr. Naftzger may be terminated in one of three ways: (1) upon the death or “disability” (as disability is defined in the applicable Executive Employment Agreement) of such executive officer; (2) at our election, with or without “cause” (as cause is defined in the applicable Executive Employment Agreement); and (3) at such executive officer’s election, with or without “good reason” (as good reason is defined in the applicable Executive Employment Agreement).

In the event of the termination of such executive officer’s employment by us without cause or by him for good reason prior to, or more than twelve months following, a “change in control” (as change in control is defined in the applicable Executive Employment Agreement), such executive officer will be entitled to his base salary that has accrued and to which he is entitled as of the termination date. In addition, subject to such executive officer’s execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non-disclosure and developments agreement with us, such executive officer is entitled to (1) continued payment of such executive officer’s base salary, in accordance with our regular payroll procedures, for a period of 12 months (2) provided he is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, payment by us of the portion of health coverage premiums we pay for similarly-situated, active employees, who receive the same type of coverage, for, a period of up to 12 months following the date of termination, (3) a lump sum payment equal to any earned but unpaid annual bonus for a previously completed calendar year and (4) a lump sum payment equal to a prorated annual bonus for the year in which such executive officer’s employment is terminated based on the number of days such executive officer provided services to us during the year in which such executive officer’s employment is terminated.

In the event of the termination of the executive officer’s employment by us without cause or by him or by her for good reason within twelve months following a change in control, subject (as described above with respect to certain payments) to such executive officer’s execution and nonrevocation of a release of claims in our favor and his continued compliance with his proprietary rights, non-disclosure and developments agreement with us, such executive officer will be entitled to the same payments and benefits as described in the preceding paragraph, except that, in lieu of a pro-rated annual bonus payment, such executive officer will be entitled to receive a lump sum payment equal to 100% of such executive officer’s target bonus for the year in which his employment terminated, and such executive officer shall also be entitled to full vesting acceleration of his then-unvested equity awards, whether granted under the 2017 Share Incentive Plan, 2020 Share Incentive Plan or any successor equity incentive plan, such that his equity awards become fully exercisable and non-forfeitable as of the termination date, except as otherwise determined by the Board in the case of awards subject to performance conditions.

If such executive officer’s employment is terminated for any other reason, including as a result of his death or disability, for cause, or voluntarily by such executive officer without good reason, our obligations under the applicable Executive Employment Agreements cease immediately, and such executive officer is only entitled to his base salary that has accrued and to which he is entitled as of the termination date and, solely if such executive officer’s employment is terminated as a result of his death or disability and subject to his her execution and nonrevocation of a release of claims in our favor and his her continued compliance with his proprietary rights, non-disclosure and developments agreement with us, such executive officer or the estate of such executive officer is entitled to any earned but unpaid annual bonus from a previously completed calendar year.

As a condition to their employment, each of Mr. Dolan, Dr. Gelone, Dr. Guico-Pabia and Mr. Naftzger signed a proprietary rights, non-disclosure and developments agreement. Each of Dr. Gelone’s and Dr. Guico-Pabia’s employment was terminable in the same manner as Mr. Dolan and Mr. Naftzger prior to their actual termination in January 2023. They were also entitled to similar termination benefits.

Pursuant to the separation agreement with Dr. Gelone, or the Gelone Separation Agreement, Dr. Gelone became entitled to receive the following severance benefits upon his termination in January 2023, which were consistent with the separation benefits he was entitled to under the Gelone Employment Agreement in the event of the termination of Dr. Gelone’s employment by us without cause or by him for good reason within twelve months following a change in control: (1) continued payment of his base salary, in accordance with our regular payroll procedures, for a period of 15 months following the date of his separation, (2) a lump sum payment equal to 100% of his target bonus for 2023 and (3) accelerated vesting of his then-unvested equity awards that are subject to time-based vesting. Pursuant to the Gelone Separation Agreement, Dr. Gelone also executed a release of claims in our favor, reaffirmed his continuing confidentiality obligations to us and reaffirmed his obligations under his proprietary rights, non-disclosure and developments agreement with us. Notwithstanding the express terms of the Gelone Separation Agreement, we have determined to delay making the lump sum payment equal to 100% of Dr. Gelone’s target bonus for 2023 and accelerating Dr. Gelone’s unvested equity awards that are subject to time vesting until the wind down of our operations is closer to completion.

In addition to the Gelone Separation Agreement, we entered into a six-month consulting agreement with Dr. Gelone pursuant to which he agreed (1) to provide consulting services related to the wind-down of our business, (2) to continue to serve as members of our board of directors and (3) to provide such other services as are mutually agreed with us. In consideration for the provision of such services, Dr. Gelone is entitled to a consulting fee of $250 per hour.

Pursuant to the separation agreement with Dr. Guico-Pabia, or the Guico-Pabia Separation Agreement, Dr. Guico-Pabia became entitled to the following severance benefits upon her termination in January 2023, which were consistent with the separation benefits he was entitled to under the Guico-Pabia Employment Agreement in the event of the termination of Dr. Guico-Pabia’s employment by us without cause or by her for good reason within twelve months following a change in control: (1) continued payment of her base salary, in accordance with our regular payroll procedures, for a period of 12 months following the date of her separation, (2) provided she is eligible for and timely elects to continue receiving group medical insurance under COBRA and the payments would not result in the violation of nondiscrimination requirements of applicable law, we agreed to pay the portion of the health coverage premiums we pay for similarly-situated, active employees who receive the same type of coverage, for a period of up to 12 months following her separation date, (3) a lump sum payment equal to 100% of her target bonus for 2023 and (4) accelerated vesting of her then-unvested equity awards that are subject to time-based vesting. Pursuant to the Guico-Pabia Separation Agreement, Dr. Guico-Pabia also executed a release of claims in our favor, reaffirmed her continuing confidentiality obligations to us and reaffirmed her obligations under her proprietary rights, non-disclosure and developments agreement with us. Notwithstanding the express terms of the Guico-Pabia Separation Agreement, we have determined to delay making the lump sum payment equal to 100% of Dr. Guico-Pabia’s target bonus for 2023 and accelerating Dr. Guico-Pabia’s unvested equity awards that are subject to time vesting until the wind down of our operations is closer to completion.

In addition to the Guico-Pabia Separation Agreement, we entered into a six-month consulting agreement with Dr. Guico-Pabia pursuant to which she agreed (1) to provide consulting services related to the wind-down of our business and (2) to provide such other services as are mutually agreed with us. In consideration for the provision of such services, Dr. Guico-Pabia is entitled to a consulting fee of $210 per hour.

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

2020 Share Incentive Plan

On March 4, 2020, our board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by our shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or the AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 372,000 ordinary shares, plus the number of our ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and our Amended and Restated Stock Option Plan 2015, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by us at their original issuance price pursuant to a contractual repurchase right. Following shareholder approval of the 2020 Plan, no further awards will be made under the 2017 Plan.

The 2020 Plan provides for the grant of incentive share options, nonstatutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards.

As of January 31, 2023, under our 2020 Share Incentive Plan, there were options to purchase an aggregate of 16,706 of our ordinary shares at a weighted average exercise price of $118.06 per share, 25,185 restricted stock units outstanding with a weighted average grant date fair value of $42.49 per share, and 14,246 ordinary shares available for future issuance under the plan. We sought shareholder approval to increase the number of shares available for issuance under the 2020 Share Incentive Plan by 280,000 shares at our 2022 Annual General Meeting of Shareholders but were ultimately unsuccessful.

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

2017 Share Incentive Plan

The 2017 Share Incentive Plan permits the award of share options, share appreciation rights, or SARs, restricted shares, restricted share units or RSUs, and other share-based awards to our employees, officers, directors, consultants and advisers. With the approval of the 2020 Share Incentive Plan, there were no further shares available for issuance under the 2017 Plan. However, all outstanding awards under 2017 Plan will remain in effect and continue to be governed by the terms of the 2017 Plan. As of January 31, 2023, under our 2017 Share Incentive Plan, there were options to purchase an aggregate of 10,648 of our ordinary shares at a weighted average exercise price of $755.80 per share and 896 restricted stock units outstanding with a weighted average grant date fair value of $365.77 per share. Unless the context specifically indicates otherwise, references to our 2017 Share Incentive Plan in this Annual Report on Form 10-K refer to the 2017 Share Incentive Plan, as amended and adopted by us.

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

Stock Option Plan 2015

The Stock Option Plan 2015 provided for the grant of options to purchase our ordinary shares to our employees, including executive officers, and to directors. With the approval of the 2017 Share Incentive Plan, there were no further shares available for issuance under the Stock Option Plan 2015. However, all outstanding awards under Stock Option Plan 2015 will remain in effect and continue to be governed by the terms of the Stock Option Plan 2015. As of January 31, 2023, under our Stock Option Plan 2015, there were options to purchase an aggregate of 6,134 of our ordinary shares at a weighted average exercise price of $1,996.74 per share and no ordinary shares are available for issuance under the plan. Unless the context specifically indicates otherwise, references to our Stock Option Plan 2015 in this Annual Report on Form 10-K refer to the Stock Option Plan 2015, as amended and adopted by us.

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

401(k) Plan

We maintain a defined contribution employee retirement plan for our U.S.-based employees. Our 401(k) plan is intended to qualify as a tax-qualified plan under Section 401 of the Internal Revenue Code, so that contributions to our 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan. Our 401(k) plan provides that each participant may contribute up to 100% of his or her pre-tax compensation, up to a statutory limit, which is $20,500 for 2022. Participants who are at least 50 years old can also make “catch-up” contributions, which in 2022 may be up to an additional $6,500 above the statutory limit. Under our 401(k) plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee, subject to participants’ ability to give investment directions by following certain procedures. During 2022, we matched 100.0% of the first 3.0% of the employee’s voluntary contribution to the 401(k) plan and 50.0% of the next 2.0% contributed by the employee.

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

DIRECTOR COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation earned by the non-employee members of the board of directors for the year ended December 31, 2022.

	Fees Earned or
	Paid in Cash	Option Awards	Share Awards
Name	($)(1)	($)(2)	($)(2)	Total ($)
Daniel Burgess	90,000	—	—	90,000
Colin Broom	40,000	—	—	40,000
Lisa Dalton	47,500	—	—	47,500
Charles Rowland, Jr.	55,000	—	—	55,000
Stephen Webster	65,000	—	—	65,000
Carrie Bourdow	52,500	—	—	52,500
Mark Corrigan	50,000	—	—	50,000

(1)	Fees earned consist of gross director retainer fees which were subject to income tax withholdings in Ireland.
(2)	The non-employee members of the board of directors did not receive an option award or share award for the year ended December 31, 2022.

Director Compensation Arrangements

Effective as of October 31, 2018, our board of directors adopted a non-employee director compensation policy, which provided for the following:

●	each new non-employee director receives an initial grant of an option to purchase 7,000 of our ordinary shares upon his or her initial election to the board of directors;
●	each non-employee director receives an annual grant of an option to purchase 3,500 of our ordinary shares on the date of our annual general meeting of shareholders;
●	each non-employee director receives an annual cash fee of $40,000;
●	the chairman of our board of directors receives an additional annual cash fee of $30,000;
●	each non-employee director who is a member of the audit committee receives an additional annual cash fee of $10,000 ($20,000 for the audit committee chair);
●	each non-employee director who is a member of the compensation committee receives an additional annual cash fee of $7,500 ($15,000 for the compensation committee chair); and
●	each non-employee director who is a member of the nominating and corporate governance committee receives an additional annual cash fee of $5,000 ($10,000 for the nominating and corporate governance committee chair).

On December 16, 2019, our board of directors approved an amendment to our non-employee director compensation policy. Effective as of December 16, 2019, the amendment increased the initial grant of an option to purchase our ordinary shares to new non-employee directors upon their initial election to the board of directors to 10,500 ordinary shares and increased the annual grant of an option to purchase our ordinary shares to 3,500 ordinary shares and 1,750 restricted stock units. Effective as of July 29, 2021, a subsequent amendment increased the initial grant of an option to purchase our ordinary shares to new non-employee directors upon their initial election to the board of directors to 105,000 ordinary shares and increased the annual grant of an option to purchase our ordinary shares to 35,00 ordinary shares and 17,500 restricted stock units. Due to a lack of available shares under our 2020 Share Incentive Plan, we did not make equity awards to our directors in 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our ordinary shares as of January 31, 2023 by:

●	each of our directors;
●	each of our “named executive officers”;
●	all of our directors and executive officers as a group; and
●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our ordinary shares.

The percentages in the columns entitled “Percentage of Shares Beneficially Owned” are based on a total of 3,201,456 ordinary shares outstanding as of January 31, 2023.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our ordinary shares. Our ordinary shares subject to options that are currently exercisable or exercisable within 60 days of January 31, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the ordinary shares beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of the beneficial owner is c/o Nabriva Therapeutics plc, Alexandra House, Office 225/227, The Sweepstakes, Dublin 4, Ireland.

	Number of	Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned
Directors and Named Executive Officers:
Daniel Burgess(1)	2,431	*
Stephen Webster(2)	2,412	*
Charles A. Rowland, Jr.(3)	2,590	*
Carrie Bourdow(4)	2,312	*
Colin Broom(5)	5,897	*
Lisa Dalton(6)	2,014	*
Mark Corrigan(7)	1,650	*
Steven Gelone(8)	23,193	*
Theodore Schroeder(9)	29,858	*
Christine Guico-Pabia(10)	6,860	*
All current directors and executive officers as a group (11 individuals)(11)	77,843	2.38%
5% Shareholders:
Lincoln Park Capital Fund, LLC (12)	180,504	5.64%

*	Less than one percent.
(1)	Consists of (i) 415 ordinary shares and (ii) 2,016 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023.
(2)	Consists of (i) 456 ordinary shares and (ii) 1,956 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023.
(3)	Consists of (i) 610 ordinary shares and (ii) 1,980 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023.
(4)	Consists of (i) 396 ordinary shares and (ii) 1,916 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023.
(5)	Consists of (i) 1,369 ordinary shares and (ii) 4,528 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023.
(6)	Consists of (i) 364 ordinary shares and (ii) 1,650 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023.
(7)	Consists of (i) 288 ordinary shares and (ii) 1,650 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023.
(8)	Consists of (i) 1,323 ordinary shares, (ii) 8,789 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023, which does not give effect to any accelerated vesting provided for pursuant to the Gelone Separation Agreement and (iii) 13,081 ordinary shares issuable as part of the accelerated vesting of restricted stock units under the Gelone Separation Agreement. Dr. Gelone ceased serving as our president and chief operating officer effective January 15, 2023, but continues to serve as a member of our board of directors and is a “named executive officer”. As discussed above, we have determined to delay the acceleration of Dr. Gelone’s unvested equity awards that are subject to time vesting until the wind down of our operations is closer to completion.
(9)	Consists of (i) 8,483 ordinary shares, (ii) 17,461 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023, which does not give effect to any accelerated vesting provided for pursuant to the Schroeder Separation Agreement and (iii) 3,914 ordinary shares issuable as part of the accelerated vesting of restricted stock units under the Schroeder Separation Agreement. Mr. Schroeder ceased serving as our chief executive officer effective January 15, 2023, but continues to serve as a member of our board of directors and is a “named executive officer”. As discussed above, we have determined to delay the acceleration of Mr. Schroeder’s unvested equity awards that are subject to time vesting until the wind down of our operations is closer to completion.
(10)	Consists of 6,860 ordinary shares issuable upon exercise of stock options exercisable within 60 days of January 31, 2023, which does not give effect to any accelerated vesting provided for pursuant to the Guico-Pabia Separation Agreement. Dr. Guico-Pabia ceased serving as our former chief medical officer effective January 15, 2023, but is a “named executive officer”. As discussed above, we have determined to delay the acceleration of Dr. Guico-Pabia’s unvested equity awards that are subject to time vesting until the wind down of our operations is closer to completion.
(11)	Consists of (i) 13,984 ordinary shares and (ii) 47,152 ordinary shares issuable upon exercise of stock options within 60 days of January 31, 2023 and (iii) 16,995 ordinary shares issuable as part of the accelerated vesting of restricted stock units under the Gelone Separation Agreement and Schroeder Separation Agreement.
(12)	Based solely upon a Schedule 13G filed on November 19, 2021, which sets forth beneficial ownership as of November 18, 2021. Consists of 180,504 ordinary shares held by Lincoln Park Capital Fund, LLC, or LPC Fund. Lincoln Park Capital, LLC, or LPC, is the Managing Member of LPC Fund. Rockledge Capital Corporation, or RCC, and Alex Noah Investors, Inc., or Alex Noah are the Managing Members of LPC. Josh Scheinfeld is the president and sole shareholder of RCC, as well as a principal of LPC. Jonathan Cope is the president and sole shareholder of Alex Noah, as well as a principal of LPC. As a result of the foregoing, each of LPC, RCC LPC, RCC, Mr. Scheinfeld, Alex Noah, and Mr. Cope (i) may be deemed to beneficially own and (ii) have shared voting and shared dispositive power over the 180,504 ordinary shares directly held by LPC Fund. Each of LPC, RCC, Mr. Scheinfeld, Alex Noah and Mr. Cope disclaims beneficial ownership of the ordinary shares directly held by LPC Fund, except to the extent of its or his pecuniary interest therein, if any. LPC Funds' address is 440 N. Wells Street, Suite 410, Chicago, Illinois 60654.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2022. As of December 31, 2022, we had four equity compensation plans: the 2020 Share Incentive Plan, the 2017 Share Incentive Plan, the Stock Option Plan 2015 and the 2018 Employee Share Purchase Plan, each of which were approved by our shareholders. In addition, from time to time, the compensation committee grants inducement equity awards to individuals as an inducement material to the individual’s entry into employment with us within the meaning of Nasdaq Listing Rules, including pursuant to our 2021 Inducement Share Incentive Plan, or the Inducement Plan, that was adopted by our board of directors without shareholder approval. We also previously made such inducement awards pursuant to our 2019 Inducement Share Incentive Plan.

Number of
securities
remaining
	Number of				available for future
	securities to be				issuance under
	issued upon		Weighted‑average		equity
	exercise		exercise price of		compensation plans
	of outstanding		outstanding		(excluding
	options, warrants		options, warrants		securities reflected
Plan category	and rights		and rights		in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	96,496	(1)	$398.18	(3)	12,788	(5)
Equity compensation plans not approved by security holders	18,012	(2)	200.44	(3)	5,619
Total	114,508		$351.24	(4)	18,407

(1)	Includes ordinary shares underlying awards outstanding under our 2020 Share Incentive Plan, 2017 Share Incentive Plan and our Stock Option Plan 2015.
(2)	Represents an option award and a performance-based restricted share unit award granted to Mr. Schroeder on July 25, 2018, as an inducement material to Mr. Schroeder’s acceptance of employment with the company in accordance with Nasdaq Listing Rule 5635(c)(4) and other inducement awards made in accordance with Nasdaq Listing Rule 5635(c)(4) under our 2019 Inducement Share Incentive Plan and 2021 Inducement Share Incentive Plan.

(3)	Only share option awards were used in computing the weighted-average exercise price.
(4)	Only share option awards were used in computing the weighted-average exercise price.
(5)	Includes ordinary shares available for issuance under our 2020 Share Incentive Plan and 2018 Employee Share Purchase Plan.

2021 Inducement Share Incentive Plan

On December 9, 2020, our board of directors adopted without stockholder approval the 2021 Inducement Share Incentive Plan, or the 2021 Inducement Plan and, subject to the adjustment provisions of the 2021 Inducement Plan, reserved 8,000 oridnary shares for issuance purusant to equity awards granted under the 2021 Inducement Plan. In accordance with Nasdaq Listing Rule 5635(c)(4), awards under the 2021 Inducement Plan may only be made to individuals who were not previously employees or non-employee directors of the company (or following such individuals’ bona fide period of non-employment with the company), as an inducement material to the individuals’ entry into employment with the company. In September 2021, our board of directors adopted an amendment to the 2021 Inducement Plan that increased the amount of shares reserved for issuance under the plan from 8,000 shares to 20,000 shares.

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

In April 2022, our board of directors undertook a review of the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board determined that each of our directors, with the exception of Colin Broom, Theodore Schroeder and Steven Gelone, is an “independent director” as defined under applicable Nasdaq rules, including, in the case of all the members of our audit committee, the independence criteria set forth in Rule 10A-3 under the Exchange Act, and in the case of all the members of our compensation committee, the independence criteria set forth in Rule 10C-1 under the Exchange Act. In making such determination, our board considered the relationships that each such director has with us, including each of the transactions described below in “—Board Policies—Related Person Transactions—Certain Relationships and Related Transactions”, and all other facts and circumstances that our board deemed relevant in make such independence determination. Mr. Schroeder is not an independent director because he was our chief executive officer at the time, and Dr. Broom is not an independent director because he was employed as our chief executive officer during the past three years at the time. In addition, Dr. Gelone is not an independent director because he was our president and chief operating officer at the time.

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

Certain Relationships and Related Transactions

Since January 1, 2021, we have engaged in the following transactions with our executive officers, directors and holders of more than 5% of our voting securities, and affiliates of our executive officers, directors and 5% shareholders. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties:

Consulting Agreement with Sender Consulting LLC

On March 9, 2021, Sender Consulting LLC, a single-member limited liability company of which Gary Sender is the principal, entered into a two-year consulting agreement with us, effective March 15, 2021, to provide financially related advice and actively manage projects as requested. In addition to an hourly service fee, Mr. Sender is entitled to receive an award of 281 RSUs as of the effective date of the consulting agreement, which vests as to 50% of the shares underlying the RSUs each year over the term of the consulting agreement.

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

Consulting Agreements with Theodore Schoder and Steven Gelone and Christine Guico-Pabia

In January 2023, we entered into a six-month consulting agreements with each of Theodore Schroeder, Steven Gelone and Christine Guico-Pabia a description of which is included above under “Executive Compensation – Employment and Other Agreements with Executive Officers” and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth, for each of the years indicated, the aggregate fees billed or expected to be billed to us for services rendered by KPMG LLP, or KPMG.

	Year Ended
	December 31,
(in thousands)	2022	2021
Audit Fees	$803	$813
Tax Fees(1)	19	9
All Other Fees	—	—
Total	$822	$822
(1)	This category includes fees related to services rendered on tax compliance, tax advice and tax planning.

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

ITEM 16. FORM 10-K SUMMARY

None

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger dated as of July 23, 2018, by and among Nabriva Therapeutics plc, Zuperbug Merger Sub I, Inc., Zuperbug Merger Sub II, Inc., Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as Stockholder Representative	8-K	001-37558	07/25/2018	2.1
3.1	Amended and Restated Memorandum and Articles of Association of Nabriva Therapeutics plc	10-Q	001-37558	08/5/2021	3.1
4.1	Description of the Registrant’s Securities Registered under Section 12 of the Exchange Act	10-K	001-37558	03/11/2021	4.1
4.2	Form of December 2019 Warrant	8-K	001-37558	12/20/2019	4.1
4.3	Form of May 2020 Warrant	8-K	001-37558	06/01/2020	4.1
4.4	Form of March 2021 Warrant	8-K	001-37558	03/01/2021	4.1
4.5	Registration Rights Agreement dated September 24, 2021 between Nabriva Therapeutics plc and Lincoln Park Capital Fund, LLC	8-K	001-37558	09/27/2021	4.1
10.1	Form of Indemnification Agreement	8-K	001-38132	06/26/2017	10.1
10.2#	2017 Share Incentive Plan, as Amended	10-Q	001-37558	11/09/2017	10.2
10.3#	Stock Option Plan 2007, as Amended	8-K	001-38132	06/26/2017	10.2
10.4#	Stock Option Plan 2015, as Amended	8-K	001-38132	06/26/2017	10.3
10.5	Lease Agreement, dated March 16, 2007, by and between Nabriva Therapeutics AG and CONTRA Liegenschaftsverwaltung GmbH	F-1	333-205073	06/18/2015	10.4
10.6#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan (Share Withholding)	10-K	001-37558	03/12/2019	10.10
10.7#	Form of Restricted Share Unit Agreement under the 2017 Share Incentive Plan (Automatic Sale)	8-K	001-37558	02/02/2018	10.1
10.8#	Form of Share Option Agreement under the 2017 Share Incentive Plan	8-K	001-37558	02/02/2018	10.2
10.9**	Manufacturing Services Agreement, dated May 8, 2017, by and between Patheon UK Limited and Nabriva Therapeutics AG	10-K	03/16/2018	03/16/2018	10.16

10.10**	Master Agreement for the Manufacture, Packaging and Supply of Products, dated August 7, 2017, by and between ALMAC Pharma Services Limited and Nabriva Therapeutics Ireland DAC	10-K	03/16/2018	03/16/2018	10.17
10.11**	Key Intermediate Supply Agreement, dated of August 28, 2017 by and among Nabriva Therapeutics Ireland DAC, and SEL Biochem Xinjiang Co., Ltd, and Fountain International Development Holding Limited	10-K	03/16/2018	03/16/2018	10.18
10.12**	License Agreement, dated March 26, 2018, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.	10-Q	001-37558	05/08/2018	10.2
10.13#	Transition, Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 23, 2018	8-K	001-37558	07/25/2018	10.1
10.14#	Amended and Restated Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Theodore Schroeder, dated as of March 10, 2021	10-K	001-37558	03/11/2021	10.18
10.15#	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Colin Broom, dated as of July 24, 2018 (included as Attachment A to Exhibit 10.1)	8-K	001-37558	07/25/2018	10.1
10.16#	Form of Inducement Option Award Agreement.	S-8	333-226330	07/25/2018	99.2
10.17#	Form of Inducement Performance-Based Share Award Agreement.	S-8	333-226330	07/25/2018	99.3
10.18	Stock Purchase Agreement by and among SG Pharmaceuticals, Inc., the Sellers named on Annex A, and Julia Feliciano, as Sellers’ Representative, dated as of May 5, 2015	10-Q	001-37558	11/06/2018	10.4
10.19**	License Agreement by and between ICPD Holdings, LLC and Evelyn J. Ellis-Grosse and Zavante Therapeutics, Inc., dated as of March 1, 2014	10-Q	001-37558	11/06/2018	10.5
10.20**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Ercros, S.A., dated as of July 28, 2016	10-Q	001-37558	11/06/2018	10.7
10.21**	Amended and Restated Three-Way Agreement by and between Laboratorios ERN, S.A, Ercros, S.A., and Zavante Therapeutics, Inc., dated as of July 28, 2016	10-Q	001-37558	11/06/2018	10.8

10.22**	Amended and Restated Pharmaceutical Manufacturing and Exclusive Supply Agreement by and between Laboratorios ERN, S.A. and Zavante Therapeutics, Inc. dated as of July 28, 2016, as amended	10-Q	001-37558	11/06/2018	10.9
10.23**	Manufacturing and Supply Agreement by and between Zavante Therapeutics, Inc. and Fisiopharma, S.r.l., dated as of April 25, 2017	10-Q	001-37558	11/06/2018	10.10
10.24**	Commercial Packaging Agreement by and between Zavante Therapeutics, Inc. and AndersonBrecon Inc., d/b/a PCI of Illinois, dated as of December 26, 2017	10-Q	001-37558	11/06/2018	10.11
10.25**	Packaging and Supply Agreement by and between Sharp Corporation and Nabriva Therapeutics US, Inc., dated as of August 30, 2018	10-Q	001-37558	11/06/2018	10.12
10.26#	Third Amended and Restated Employment Agreement by and between Nabriva Therapeutics US, Inc. and Steven Gelone, dated as of March 10, 2021	10-K	001-37558	03/11/2021	10.31
10.27#	2018 Employee Share Purchase Plan	DEF 14A	001-37558	06/19/2018	99.1
10.28**	Agreement for the Commercial Supply of Products by and between Arran Chemical Company Limited and Nabriva Therapeutics Ireland DAC, dated as of November 12, 2018	10-K	001-37558	03/12/2019	10.37
10.29**	Active Pharmaceutical Ingredient Supply Agreement by and between Nabriva Therapeutics Ireland DAC and Hovione Limited, dated as of November 23, 2018.	10-K	001-37558	03/12/2019	10.38
10.30#	2019 Inducement Share Incentive Plan	S-8	333-230216	03/12/2019	99.1
10.31#	Form of Share Option / Cash Settled Share Appreciation Right Agreement under the 2020 Share Incentive Plan	10-K	001-37558	03/12/2020	10.43
10.32#	2020 Share Incentive Plan, as amended	8-K	001-37558	07/29/2020	99.1
10.33	Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.	10-Q	001-37558	08/06/2020	10.2
10.34	Sublease Agreement, dated as of February 8, 2021, by and between Professional Payroll Solutions, LLC and Nabriva Therapeutics US, Inc.	8-K	001-37558	02/12/2021	10.1
10.35#	2021 Inducement Share Incentive Plan, as amended	S-1	333-260146	10/08/2021	10.43

10.36#	Employment Agreement, by and between Nabriva Therapeutics US, Inc. and Daniel Dolan, dated as of March 10, 2021	10-K	001-37558	03/11/2021	10.47
10.37***	First Amendment to License Agreement, dated October 29, 2021, by and among Nabriva Therapeutics Ireland DAC, Sinovant Sciences, Ltd., Nabriva Therapeutics GmbH and Roivant Sciences, Ltd.	10-K	001-37558	03/11/2021	10.48
10.38#	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Sender Consulting LLC, dated as of March 9, 2021.	10-K	001-37558	03/11/2021	10.49
10.39#	Employment Agreement dated August 24, 2021 by and between Nabriva Therapeutics US, Inc. and J. Christopher Naftzger	10-Q	001-37558	11/09/2021	10.1
10.40#	Employment Agreement dated August 23, 2021 by and between Nabriva Therapeutics US, Inc. and Christine Guico-Pabia	10-Q	001-37558	11/09/2021	10.2
10.41	Purchase Agreement dated September 24, 2021 between Nabriva Therapeutics plc and Lincoln Park Capital Fund, LLC	8-K	001-37558	09/24/2021	10.1
10.42	Assignment, Assumption and Novation agreement, by and among Nabriva Therapeutics Ireland Designated Activity Company, Nabriva Therapeutics GmbH, Roivant Sciences Ltd., Roivant China Holdings Ltd., Sinovant Sciences HK Limited, Sinovant Sciences Co., Ltd., Sumitomo Dainippon Pharma Co., Ltd. and Sumitomo Pharmaceuticals (Suzhou) Co., Ltd.	10-Q	001-37558	08/05/2021	10.2
10.43	First Amendment to Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.	10-Q	001-37558	08/05/2021	10.3
10.44	Second Amendment to Sales Promotion and Distribution Agreement, dated as of April 12, 2021, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.	10-Q	001-37558	08/05/2021	10.4

10.45	Third Amendment to Sales Promotion and Distribution Agreement, dated as of July 15, 2020, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International GmbH and Merck Sharp & Dohme Corp.	10-Q	001-37558	08/03/2022	10.1
10.46	First Amendment to API Supply Agreement, dated August 4, 2021, by and between Nabriva Therapeutics Ireland Designated Activity Company and Hovione Limited	10-Q	001-37558	08/05/2021	10.5
10.47#	Consulting Agreement, dated May 3, 2021, by and between Nabriva Therapeutics US, Inc. and Jennifer Schranz	10-Q	001-37558	05/06/2021	10.1
10.48	Open Market Sale AgreementSM, dated May 6, 2021, by and between Nabriva Therapeutics plc and Jefferies LLC	10-Q	001-37558	05/06/2021	10.2
10.49#	Form of Share Option Agreement under the 2020 Share Incentive Plan, as amended	10-Q	001-37558	05/06/2021	10.3
10.50#	Form of Restricted Share Unit Agreement under the 2020 Share Incentive Plan, as amended (Share Withholding)	10-Q	001-37558	05/06/2021	10.4
10.51#	Form of Restricted Share Unit Agreement under the 2020 Share Incentive Plan, as amended (Automatic Sale)	10-Q	001-37558	05/06/2021	10.5
10.52#	Form of Share Option Agreement under the 2021 Inducement Share Incentive Plan	10-Q	001-37558	05/06/2021	10.6
10.53#	Form of Contingent RSU Award Agreement under the 2020 Share Incentive Plan, as amended	10-K	001-37558	03/29/2022	10.57
10.54***	Side Agreement to Manufacturing Services Agreement, dated November 19, 2021, by and among Nabriva Therapeutics Ireland DAC and Patheon UK Ltd.	10-K	001-37558	03/29/2022	10.58
10.55#	Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Theodore Schroeder	8-K	001-37558	01/20/2023	10.1
10.56#	Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Steven Gelone	8-K	001-37558	01/20/2023	10.2

10.57#	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Theodore Schroeder	8-K	001-37558	01/20/2023	10.3
10.58#	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Steven Gelone	8-K	001-37558	01/20/2023	10.4
10.59	Letter Agreement, dated January 31, 2023, by and among Nabriva Therapeutics Ireland Designated Activity Company, MSD International Business GmbH and Merk Sharp & Dohme LLC	8-K	001-37558	02/06/2023	10.1
10.60#	Separation and Release of Claims Agreement, by and between Nabriva Therapeutics US, Inc. and Christine Guico-Pabia					X
10.61#	Consulting Agreement, by and between Nabriva Therapeutics US, Inc. and Christine Guico-Pabia					X
10.62	Third Amendment to API Supply Agreement, dated November 11, 2022, by and between Nabriva Therapeutics Ireland Designated Activity Company and Hovione Limited					X
21.1	Subsidiaries of Nabriva Therapeutics plc					X
23.1	Consent of KPMG LLP					X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

NABRIVA THERAPEUTICS PLC
Date: April 17, 2023

	By:	/s/ J. CHRISTOPHER NAFTZGER J. Christopher Naftzger Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ J. CHRISTOPHER NAFTZGER	Interim Chief Executive Officer (Principal	April 17, 2023
J. Christopher Naftzger	Executive Officer)

/s/ DANIEL DOLAN	Chief Financial Officer (Principal Financial and	April 17, 2023
Daniel Dolan	Accounting Officer)

/s/ DANIEL BURGESS	Chairman of the Board	April 17, 2023
Daniel Burgess

/s/ THEODORE SCHROEDER	Director	April 17, 2023
Theodore Schroeder

/s/ COLIN BROOM	Director	April 17, 2023
Colin Broom

/s/ CARRIE BOURDOW	Director	April 17, 2023
Carrie Bourdow

/s/ LISA DALTON	Director	April 17, 2023
Lisa Dalton

/s/ CHARLES A. ROWLAND JR.	Director	April 17, 2023
Charles A. Rowland Jr.

/s/ STEPHEN WEBSTER	Director	April 17, 2023
Stephen Webster

/s/ STEVEN GELONE	Director	April 17, 2023
Steven Gelone

/s/ MARK CORRIGAN	Director	April 17, 2023
Mark Corrigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Nabriva Therapeutics plc:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Nabriva Therapeutics plc and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company will not have sufficient cash flows to fund its operations for the next twelve months after the date the consolidated financial statements are issued absent an asset monetization, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net realizable value of XENLETA inventory and prepaid inventory and potential loss on contractual commitments with contract manufacturing organizations

As discussed in Note 2 to the consolidated financial statements, the Company had XENLETA inventory with a carrying value of $6.2 million and prepaid inventory related to XENLETA of $0.9 million as of December 31, 2022. Inventory is stated at the lower of cost or net realizable value. The Company reviews inventory for realization and records a provision for estimated excess, slow-moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The Company is undertaking efforts to sell the product rights of XENLETA, its related inventory, and potentially assign certain contractual commitments. As discussed in Note 15, the Company has contractual commitments with contract manufacturing organizations in connection with the commercial manufacturing of XENLETA of $6.0 million as of December 31, 2022. The Company assessed potential losses on contractual commitments with contract manufacturing organizations in connection with its efforts to sell the product rights of XENLETA.

We identified the evaluation of the net realizable value of XENLETA inventory and prepaid inventory, and potential loss on contractual commitments with contract manufacturing organizations as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the carrying value of XENLETA inventory and prepaid inventory and potential loss on contractual commitments with contract manufacturing organizations as of December 31, 2022 due to the Company’s on-going efforts to sell the product rights of XENLETA and its potential assignment of contractual commitments to a buyer.

The following are the primary procedures we performed to address this critical audit matter. To evaluate the net realizable value of XENLETA inventory and prepaid inventory, and potential losses on contractual commitments with contract manufacturing organizations, we obtained and inspected evidence of on-going communications with interested buyers related to the sale of the product rights of XENLETA, including the sale of inventory. We inquired of management regarding the probability of sale and inspected board of directors’ minutes to assess the Company’s intent and plan to monetize these assets. We evaluated whether certain potential buyers have the financial resources to complete the transaction by reviewing the potential buyers’ latest financial statements. We inspected evidence of an interested buyer’s market and the market’s demand for the XENLETA product. To assess a potential loss on the Company’s contractual commitments with contract manufacturing organizations, we evaluated evidence that an interested buyer would utilize the contractual commitments with manufacturing organizations.

/s/ KPMG LLP

We have served as the Company’s auditor since 2017.

Philadelphia, Pennsylvania

April 17, 2023

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets

	As of	As of
(in thousands, except share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$12,414	$47,659
Restricted cash	123	175
Short-term investments	—	16
Accounts receivable, net and other receivables	6,742	12,751
Inventory	9,676	14,509
Prepaid expenses	2,149	5,155
Total current assets	31,104	80,265
Property and equipment, net	280	233
Intangible assets, net	3	31
Other non-current assets	378	380
Total assets	$31,765	$80,909
Liabilities and stockholders´ equity
Current liabilities:
Current portion of long-term debt	$4,833	$3,765
Accounts payable	5,431	4,372
Accrued expense and other current liabilities	17,341	13,829
Deferred revenue	—	374
Total current liabilities	27,605	22,340
Non-current liabilities:
Long-term debt	388	4,265
Other non-current liabilities	479	954
Total non-current liabilities	867	5,219
Total liabilities	28,472	27,559
Commitments and contingencies (Note 15)
Stockholders’ equity:
Ordinary shares, nominal value $0.01, 12,000,000 ordinary shares authorized at December 31, 2022; 3,201,417 and 2,268,612 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	32	23
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at December 31, 2022; None issued and outstanding	—	—
Additional paid in capital	656,095	648,976
Accumulated other comprehensive income	27	27
Accumulated deficit	(652,861)	(595,676)
Total stockholders’ equity	3,293	53,350
Total liabilities and stockholders’ equity	$31,765	$80,909

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations

	Year ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Revenues:
Product revenue, net	$34,742	$23,386	$108
Collaboration revenue	926	3,830	2,756
Research premium and grant revenue	1,267	1,679	2,163
Total revenues	36,935	28,895	5,027
Operating expenses:
Cost of revenues	(28,581)	(13,148)	(766)
Loss on inventory commitments	(4,317)	—	—
Research and development expenses	(14,263)	(12,630)	(15,102)
Selling, general and administrative expenses	(45,264)	(51,645)	(55,285)
Total operating expenses	(92,425)	(77,423)	(71,153)
Loss from operations	(55,490)	(48,528)	(66,126)
Other income (expense):
Other income, net	571	469	1,187
Interest expense, net	(698)	(901)	(1,649)
Loss on extinguishment of debt	—	—	(2,757)
Loss before income taxes	(55,617)	(48,960)	(69,345)
Income tax expense	(1,568)	(490)	(139)
Net loss	$(57,185)	$(49,450)	$(69,484)

Loss per share
Basic and diluted loss per share	$(21.32)	$(28.52)	$(135.23)
Weighted average number of shares:
Basic and diluted	2,681,968	1,733,978	513,804

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders'
(in thousands)	Number of shares	Amount	capital	income	deficit	equity
January 1, 2020	378	$4	$517,985	$27	$(476,742)	41,274
Issuance of ordinary shares	463	4	61,056	—	—	61,060
Shares issued in connection with the employee stock purchase plan	—	—	43	—	—	43
Shares issued in connection with the vesting of restricted stock units	2	—	—	—	—	—
Equity transaction costs	—	—	(4,977)	—	—	(4,977)
Stock-based compensation expense	—	—	5,219	—	—	5,219
Net loss	—	—	—	—	(69,484)	(69,484)
December 31, 2020	843	8	579,326	27	(546,226)	33,135
Issuance of ordinary shares	1,398	15	70,123	—	—	70,138
Shares issued in connection with the vesting of restricted stock units	3	—	2	—	—	2
Equity transaction costs	25	—	(3,766)	—	—	(3,766)
Stock-based compensation expense	—	—	3,291	—	—	3,291
Net loss	—	—	—	—	(49,450)	(49,450)
December 31, 2021	2,269	23	648,976	27	(595,676)	53,350
Issuance of ordinary shares	924	9	5,575	—	—	5,584
Shares issued in connection with the vesting of restricted stock units	8	—	1	—	—	1
Equity transaction costs	—	—	(333)	—	—	(333)
Stock-based compensation expense	—	—	1,876	—	—	1,876
Net loss	—	—	—	—	(57,185)	(57,185)
December 31, 2022	3,201	$32	$656,095	$27	$(652,861)	$3,293

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities
Net loss	$(57,185)	$(49,450)	$(69,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income, net	43	424	50
Non-cash interest expense	363	404	636
Loss on extinguishment of debt	—	—	2,757
Loss on inventory commitments	4,317	—	—
Depreciation and amortization expense	217	356	417
Amortization of right-of-use assets	—	281	403
Stock-based compensation	1,967	3,291	5,219
Other	(166)	(6)	62
Changes in operating assets and liabilities:
(Increase) decrease in other non-current assets	2	(10)	8
(Increase) decrease in accounts receivable, net and other receivables and prepaid expenses	9,015	(8,117)	(5,887)
(Increase) decrease in inventory	4,833	(8,686)	(5,141)
Increase (decrease) in accounts payable	1,093	1,581	(1,813)
Increase in accrued expenses and other liabilities	(1,147)	946	714
Increase (decrease) in deferred revenue	(374)	(376)	750
Decrease in other non-current liabilities	(69)	(189)	(2)
Increase (decrease) in income tax liabilities	380	(6)	(20)
Net cash used in operating activities	(36,711)	(59,557)	(71,331)
Cash flows from investing activities
Purchases of equipment and intangible assets	(211)	(25)	(113)
Other	(52)	(56)	(161)
Net cash used in investing activities	(263)	(81)	(274)
Cash flows from financing activities
Proceeds from exercise of warrants	—	—	665
Proceeds from issuance of ordinary shares and warrants	2,123	27,911	53,460
Proceeds from at-the-market facility	3,460	42,280	7,520
Proceeds from employee stock purchase plan	—	—	43
Repayments of long-term borrowings	(2,921)	—	(30,000)
Repayments of warrants	(406)	—	—
Equity transaction costs	(405)	(3,825)	(4,764)
Net cash provided by financing activities	1,851	66,366	26,924
Effects of exchange rate changes on the balance of cash held in foreign currencies	(174)	(484)	(140)
Net increase/(decrease) in cash, cash equivalents and restricted cash	(35,297)	6,244	(44,821)
Cash, cash equivalents, and restricted cash at beginning of year	47,834	41,590	86,411
Cash, cash equivalents and restricted cash at end of year	$12,537	$47,834	$41,590
Supplemental disclosure of cash flow information:
Interest paid	$406	$497	$1,396
Taxes paid	$1,000	$513	$4
Equity transaction costs included in accounts payable and accrued expenses	$640	$712	$765

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Consolidated Financial Statements

(in thousands, except per share data)

1.  Organization and Business Activities

Nabriva Therapeutics plc, or Nabriva Ireland, together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH, or Nabriva Austria, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., or Zavante, and Nabriva Therapeutics Ireland DAC, collectively, Nabriva, or the Company, is a biopharmaceutical company that historically engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. The Company has the commercial rights to two approved products, SIVEXTRO and XENLETA, as well as one development product candidate, CONTEPO. The Company’s headquarters are located at Alexandra House, Office 225/227, The Sweepstakes, Dublin 4, Ireland.

As part of a plan approved by its board of directors on January 4, 2023 to preserve its cash to adequately fund an orderly wind down of its operations, or the Cash Preservation Plan, the Company has reduced its operations to those necessary to: (i) make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of its assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down its business. The Company has no intention of resuming any active sales promotion or research and development activities. Also as part of the Cash Preservation Plan, the Company’s board of directors determined to terminate all of the Company’s employees not deemed necessary to execute an orderly wind down of the Company’s operations.

In January 2023, the Company settled all outstanding balances due to Hercules Capital, Inc., or Hercules, and removed all secured liens on all of its assets. The Company also terminated its agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA and, on January 31, 2023, entered into a letter agreement, or the Letter Agreement, relating to the Company’s Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, to begin transition responsibility for the promotion and distribution of SIVEXTRO back to Merck & Co. Inc., or Merck, as of June 30, 2023. Although the Company has ceased its active commercialization efforts, the Company expects to continue to make XENLETA and, for the remaining term of the Distribution Agreement, SIVEXTRO commercially available to wholesale customers.

The Company has retained Torreya Capital to advise on its exploration of a range of strategic options. While the Company continues to work with Torreya Capital on identifying and evaluating potential strategic options with the goal of maximizing value, the Company is currently focused, as part of its Cash Preservation Plan, on the sale of its existing assets, including XENLETA and CONTEPO. In the event that the Company’s board of directors determines that a liquidation and dissolution of the Company’s business approved by shareholders is the best method to maximize shareholder value, the Company would file proxy materials with the Securities and Exchange Commission and schedule an extraordinary meeting of its shareholders to seek approval of such a plan as required.

Liquidity

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements — Going Concern, or ASC 205-40, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements. As of December 31, 2022, the Company had cash and cash equivalents and restricted cash of $12.5 million. In connection with the Company’s assessment of going concern, management has determined the Company’s liquidity condition and its existing financial obligations raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are filed, if it does not monetize of at least one of the Company’s assets. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company aims to complete an asset monetization deal; however, completing an asset monetization is not entirely within the Company’s control. Therefore, the Company may not have sufficient cash flows to fund its operations for the next twelve months after the date the consolidated financial statements are issued and therefore, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

In May 2021, the Company entered into an Open Market Sale Agreement, or the Sale Agreement, with Jefferies, LLC, or Jefferies as agent, pursuant to which the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of December 31, 2022, the Company has issued and sold an aggregate of 1,429,729 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.9 million and net proceeds of $32.5 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2023 and through the date of this filing, the Company did not sell any shares under the Sale Agreement.

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 25,298 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 16,000 ordinary shares if the closing sale price of its ordinary shares is not below $0.25 per share on Nasdaq, (ii) 24,000 ordinary shares if the closing sale price of its ordinary shares is not below $50.00 per share on Nasdaq or (iii) 32,000 ordinary shares if the closing sale price of its ordinary shares is not below $75.00 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of December 31, 2022, the Company has issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million. From January 1, 2023 and through the date of this filing, the Company did not sell any shares under the Purchase Agreement. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $18.5 million under the Purchase Agreement, subject to the Nasdaq rules which may limit the Company’s ability to make sales of its ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

Based on its current operating plans, the Company expects that its existing cash, cash equivalents and restricted cash and short-term investments as of the date of this filing will be sufficient to enable the Company to fund its operating expenses into at least June 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support or collaboration agreements or from the monetization of one or more of its assets. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

2.  Summary of Significant Accounting Policies

Basis of Preparation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, or US GAAP, and SEC regulations for annual reporting. The consolidated financial statements include the accounts of Nabriva Therapeutics plc and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash as of December 31, 2022 solely consisted of deposits at banking institutions, which may exceed Federal Deposit Insurance Corporation insured limits.

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

The components of our inventory at December 31, 2022 and 2021 are as follows:

	As of	As of
	December 31,	December 31,
(in thousands)	2022	2021
XENLETA raw materials	$916	$1,528
XENLETA work in process	4,658	9,142
XENLETA finished goods	640	18
Total XENLETA	6,214	10,688
SIVEXTRO finished goods	3,462	3,821
Total inventory	$9,676	$14,509

As of December 31, 2022, the Company has $0.9 million of prepaid inventory of XENLETA included in prepaid expenses in the consolidated balance sheet.

As a result of the Company’s intention to wind down operations, the Company made an assessment of the net realizable value of XENLETA inventory as of December 31, 2022, based mainly on the potential to monetize any inventory that may be included in an asset sale of XENLETA. The Company will continue to make XENLETA commercially available in the US during the transition period as the Company prepares to wind down operations. In conjunction with XENLETA, the Company adjusted the value of inventory and prepaid inventory as of December 31, 2022 with an adjustment of $5.6 million. The Company is in ongoing discussions to sell the product rights of XENLETA, its related inventory, and potentially assign certain contractual commitments. SIVEXTRO finished goods are expected to sell through during the remainder of the Transition Services Agreement with Merck & Co through June 30, 2023. As such, no adjustments were needed for SIVEXTRO finished goods as of December 31,2022.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of property and equipment are as follows: 3-5 years for IT equipment, 5-10 years for laboratory equipment and 3-10 years for office equipment. The assets’ residual values and useful lives are reviewed, and adjusted if appropriate, at each reporting date. When assets are sold or otherwise disposed of, the difference between the net proceeds, if any, and the net carrying amount of the asset is recognized as a gain or a loss in other operating income or expenses.

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

The transaction price that the Company recognizes as revenue reflects the amount it expects to be entitled to in connection with the sale and transfer of control of product to its customers. At the time that the Company’s customers take control of the product, which is when the Company’s performance obligation under the sales contracts is complete, the Company records product revenues net of applicable reserves for various types of variable consideration. The types of variable consideration are as follows:

●	fees-for-service;
●	product returns;
●	chargebacks and rebates;
●	government rebates;
●	commercial payer and other rebates;
●	Group Purchasing Organizations, or GPO, administration fees; and
●	voluntary patient assistance programs.

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

Product returns – Generally, the Company’s customers have the right to return products during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Since the Company has a limited history of SIVEXTRO and XENLETA returns, the Company estimated returns based on industry data for comparable products in the market. As the Company distributes its product and establishes historical sales over a longer period of time, the Company will be able to place more reliance on historical purchasing, demand and return patterns of its customers when evaluating its reserves for product returns. The Company’s XENLETA product has a forty-eight month shelf life and SIVEXTRO has a thirty-six month shelf life.

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

Chargebacks and rebates – Chargebacks are discounts that occur when certain contracted customers, which currently consist primarily of group purchasing organizations, public health service institutions, and Federal government entities purchasing via the Federal Supply Schedule, purchase directly from the Company’s wholesalers or specialty distributors. Contracted customers generally purchase the product at a discounted price. The Company provides a credit to its wholesaler or specialty distributor customers (i.e., chargeback), representing the difference between the customer’s acquisition list price and the discounted price. The calculation of the accrual for chargebacks and rebates is based on estimates of claims and their associated cost that the Company expects to receive associated with product sales that have been recognized as revenue but remain in the distribution channel as inventory at the end of each reporting period.

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

Cost of Revenues

Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck. For the years ended December 31, 2022 and 2021, cost of revenues include a $5.2 million and $0.3 million non-cash charge for the net realizable value of inventory related to the potential asset sale of XENLETA and the timing of expiry dating, respectively.

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

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use, or ROU, assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the remaining lease term. ROU assets are included in property and equipment, and operating lease liabilities are included in accrued expenses on the Company’s consolidated balance sheet. The Company has elected not to recognize ROU assets or lease liabilities for short-term leases. Since none of the Company’s lease agreements provide an implicit rate, the Company estimates an incremental borrowing rate over the lease term in determining the present value of lease payments. Operating lease expense is recognized on a straight-line basis over the lease term, subject to any changes in the lease or expectations regarding the terms. Variable lease costs such as operating costs and property taxes are expensed as incurred.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company has not adopted any new accounting pronouncements for the year ended December 31, 2022, nor are there any recently issued accounting pronouncements that are expected to have a material impact on the Company´s consolidated financial statements in future periods.

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

The following table presents the financial instruments measured at fair value and classified by level according to the fair value measurement hierarchy:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets:
Cash equivalent:
Money market fund	$—	$—	$—	$—
Total assets	$—	$—	$—	$—

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets:
Cash equivalent:
Money market fund	$8,050	$—	$—	$8,050
Short-term investments:
Term deposits	16	—	—	16
Total assets	$8,066	$—	$—	$8,066

There were no transfers between levels in the years ended December 31, 2022 and 2021. There were no changes in valuation techniques during the years ended December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company did not hold any financial instruments as liabilities that were held at fair value. The Company believes that the carrying value of its long-term debt approximates fair value based on current interest rates. Receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

4.  Accounts Receivable, net and Other Receivables

Accounts receivable, net and other receivables include the following:

	As of December 31
(in thousands)	2022	2021
Receivables from customers, net	$3,208	$8,778
Receivables from collaborative arrangements	274	2,193
Research premium	2,472	1,237
Other receivables	788	543
Total accounts receivable, net and other receivables	$6,742	$12,751

The following table summarizes balances and activity of product revenue allowances and reserves:

	As of December 31,
	2022	2021
Receivables from customers	$5,168	$10,149
Less: fee for service	(832)	(924)
Less: chargeback reserve	(902)	(249)
Less: cash discount	(226)	(198)
Receivables from customers, net	$3,208	$8,778

5.  Property and Equipment

Property and equipment was comprised of the following:

	As of December 31
(in thousands)	2022	2021
IT equipment	$1,095	$1,083
Laboratory equipment	3,604	3,404
Other equipment	100	101
	4,799	4,588
Less: Accumulated depreciation	(4,519)	(4,355)
Property and equipment, net	$280	$233

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	As of December 31
(in thousands)	2022	2021
Research and development related costs	$707	$789
Payroll and related costs	1,737	5,085
Accounting, tax and audit services	552	736
Manufacturing and inventory	8,113	592
Product returns	784	2,282
Government rebates	2,028	1,751
Other accrued gross to net	2,129	1,090
Other	1,291	1,504
Total accrued expenses and other current liabilities	$17,341	$13,829

As of December 31, 2022, accrued manufacturing and inventory includes a $4.3 million provision for the potential loss on some existing commitments and contingencies. The purchase obligations may be mitigated through the use of commercially reasonable efforts to reallocate resources to other projects should the Company provide adequate notice in advance of any annual commitments. Additionally, as part of the asset sale process some of the other contractual commitments may be transferred as part of any potential transaction.

Product return activity during the years ended December 31, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Balance at January 1	$2,282	$349	$33
Provision recorded during the period	526	2,043	431
Credits issued during the period	(2,024)	(110)	(115)
Balance at December 31	$784	$2,282	$349

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

Prior to repayment, the term loan bore interest at an annual rate equal to the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. Effective September 22, 2022 the prime rate increased to 6.25%, which increased the interest on the loan with Hercules to 10.55%. The Loan Agreement provided for interest-only payments through July 1, 2021 and repayment of the outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023, or the Maturity Date. In addition, the Company was required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date, or the End of Term Fee. At the Company’s option, the Company was entitled to elect to prepay any portion of the outstanding term loan that is greater than or equal to $5.0 million by paying such portion of the principal balance and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid, or the Prepayment Fee: (i) 3.0% if the term loan was prepaid during the first 12 months following the initial closing, (ii) 2.0% if the term loan was prepaid after 12 months following the initial closing but before 24 months following the initial closing and (iii) 1.0% if the term loan was prepaid any time thereafter but prior to the Maturity Date.

On March 11, 2020, the Company entered into an amendment, or the Third Amendment, to its Loan Agreement with Hercules. Pursuant to the Third Amendment, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement, or the Prepayment. The Company determined to enter into the Third Amendment following the effectiveness of a performance covenant in February 2020 under which it became obligated to either (1) achieve 80% of its net product revenue sales target over a trailing six-month period, or (2) maintain an amount of cash and cash equivalents in accounts pledged to Hercules plus a specified amount of eligible accounts receivables equal to the greater of the amount outstanding under the Loan Agreement or $40.0 million. Under the Third Amendment, the Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the Prepayment and to reduce the Prepayment Fee with respect to the Prepayment from $600,000 to $300,000 and to defer its payment, in each case, until June 1, 2023 or such earlier date on which all loans under the Loan Agreement were repaid or become due and payable. The Third Amendment also reset the revenue performance covenant to 70% of targeted revenue based on a revised net product revenue forecast and lowered the minimum liquidity requirement to $3.0 million in cash and cash equivalents, in each case, following the Prepayment. The new minimum liquidity requirement would not have applied if CONTEPO received regulatory approval from the FDA and the Company achieved at least 70% of its revised net product revenue targets under the Loan Agreement.

On June 2, 2021, the Company entered into a further amendment, or the Fourth Amendment, to its Loan and Security Agreement with Hercules. Pursuant to the Fourth Amendment, the date on which the Company was required to commence repaying principal under the Loan Agreement was extended to April 1, 2022. The Company began making interest and principal payments in April 2022. In addition, pursuant to the Fourth Amendment, the minimum liquidity requirement of $3.0 million in cash and cash equivalents would have been waived at any time the Company had recognized $15.0 million of net product revenue during the applicable trailing three months.

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules were recorded as debt issuance cost and were being amortized as interest expense using the effective interest method over the term of the loan. In connection with the Third Amendment, the Company recognized a non-cash $2.7 million loss on the extinguishment of debt during the three months ended March 31, 2020 which represented the excess of the reacquisition price of the $30.0 million debt repaid over the net carrying amount of the extinguished debt. The carrying value of the term loan payable at December 31, 2022 includes the present value of the End of Term Fee and the Prepayment Fee. The End of Term Fee on the remaining $2.1 million principal balance was being accrued as additional interest expense using the effective interest method over the term of the loan.

On January 5, 2023 the Company repaid $4.5 million to Hercules Capital, including principal, accrued and unpaid interest, fees and other expenses, under its loan agreement. Effective at the time of repayment, the Hercules loan agreement was terminated, and Hercules released all security interests held on the assets of the Company and its subsidiaries.

Long-term debt as December 31, 2022 and 2021 consisted of the following:

	As of	As of
	December 31,	December 31,
(in thousands)	2022	2021
Term loan payable	$2,079	$5,000
End of term fee	2,615	2,331
Unamortized debt issuance costs	(55)	(145)
Carrying value of term loan	4,639	7,186
Other debt	582	844
Less: Amounts due within one year	(4,833)	(3,765)
Total long-term debt	$388	$4,265

As of December 31, 2022, the maturities of the Company’s long-term debt were as follows:

(in thousands)
2023	$5,006
2024	$194
2025	$194

8.  Stockholders’ Equity

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 25,298 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 16,000 ordinary shares if the closing sale price of the Company’sordinary shares is not below $0.25 per share on Nasdaq, (ii) 24,000 ordinary shares if the closing sale price of the Company’s ordinary shares is not below $50.00 per share on Nasdaq or (iii) 32,000 ordinary shares if the closing sale price of the Company’s ordinary shares is not below $75.00 per share on Nasdaq. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. Notwithstanding the foregoing, the Company may direct Lincoln Park to purchase on any single business day ordinary shares with a purchase price equal to or greater than $200,000 irrespective of the number of ordinary shares required to approximate that amount. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of December 31, 2022, the Company has issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million.

From January 1, 2023 and through the date of this filing, the Company did not sell any shares under the Purchase Agreement. As of the date of this filing, the Company may issue and sell ordinary shares for gross proceeds of up to $18.5 million under the Purchase Agreement, subject to the Nasdaq rules which may limit its ability to make sales of its ordinary shares to Lincoln Park in excess of a specified amount without prior shareholder approval.

In May 2021, the Company entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, LLC, or Jefferies, as agent, pursuant to which it may offer and sell ordinary shares, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, the Company’s existing ATM agreement with Jefferies entered into in June 2019 was terminated. The Company did not incur any termination penalties as a result of the replacement of the prior agreement with Jefferies. As of December 31, 2022, the Company has issued and sold an aggregate of 1,429,729 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.9 million and net proceeds of $32.5 million, after deducting commissions to Jefferies and other offering expenses. From January 1, 2023 and through the date of this filing, the Company did not sell any shares under the Sale Agreement.

In March 2021, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which it agreed to issue and sell in a registered direct offering (1) an aggregate of 390,440 ordinary shares, $0.01 nominal value per share, and accompanying warrants to purchase up to an aggregate of 195,220 ordinary shares and (2) pre-funded warrants to purchase up to an aggregate of 24,000 ordinary shares and accompanying ordinary share warrants to purchase up to an aggregate of 12,000 ordinary shares. Each share was issued and sold together with an accompanying ordinary share warrant at a combined price of $61.31, and each pre-funded warrant was issued and sold together with an accompanying ordinary share warrant at a combined price of $61.06. The proceeds from the offering were $25.4 million gross and $23.4 million net after deducting the placement agent’s fees and estimated offering expenses. Each pre-funded warrant had an exercise price per ordinary share equal to $0.01 and each pre-funded warrant was exercised in full on the issuance date. Each ordinary share warrant has an exercise price per ordinary share equal to $59.75, was exercisable on the date of issuance and will expire on the five-year anniversary of the date of issuance.

In December 2020, the Company completed a registered public offering in which it sold 240,000 ordinary shares at a public offering price of $62.50. The proceeds to the Company from the offering were $15.0 million gross and $13.3 million net, after deducting the placement agent’s fees and other offering expenses.

In May 2020, the Company entered into a securities purchase agreement with certain institutional investors, including Fidelity Management & Research Company, LLC pursuant to which the Company issued and sold in a registered direct offering an aggregate of 165,755 ordinary shares and accompanying warrants to purchase up to an aggregate of 165,755 ordinary shares. Each share the Company issued and sold together with an accompanying warrant at a combined price of $229.21. The proceeds to the Company from the offering were $38.0 million gross and $35.2 million net, after deducting the placement agent’s fees and other offering expenses. Each warrant was immediately exercisable and will expire on the two-year anniversary of the issuance date. As of December 31, 2022, there were no warrants outstanding.

9.  Revenue

	Year Ended December 31,
(in thousands)	2022	2021	2020
Product revenue, net	$34,742	$23,386	$108
Collaboration revenues	926	3,830	2,756
Research premium and grant revenue	1,267	1,679	2,163
Total revenues	$36,935	$28,895	$5,027

Collaboration revenues for the year ended December 31, 2022 were $0.9 million related to the restructured China Region License Agreement (see Note 14), a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou). Collaboration revenues for the year ended December 31, 2021 include $2.6 million related to the restructured China

Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou), as well as $1.2 million of the Company’s share of revenues associated with the SIVEXTRO distribution agreement with Merck through April 11, 2021 (see Note 14). Collaboration revenues for the year ended December 31, 2020 includes a $0.5 million regulatory milestone payment from Sunovion Pharmaceuticals Canada Inc., or Sunovion, $1.8 million for the Company´s share of revenues associated with the SIVEXTRO distribution agreement with Merck as well as collaboration revenues associated with the restructuring of the China Region License Agreement.

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

SIVEXTRO product revenues, net of gross-to-net, or GTN, accruals and adjustments for returns were $34.5 million for the year ended December 31, 2022 and $23.8 million for the year ended December 31, 2021. For the years ended December 31, 2022, 2021 and 2020 XENLETA product revenues, net of GTN accruals and adjustments for returns, were $0.2 million, $(0.4) million and $0.1 million, respectively, including revenues from the Company´s Named Patient Program, or NPP, with WE Pharma Ltd., or WEP Clinical, of $8,000 and $17,000 for the years ended December 31, 2022 and December 31, 2021. The Company´s gross-to-net, or GTN, estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

For the year ended December 31, 2022, the Company recorded a $0.3 million returns reserve adjustment for shelf life expiration of certain XENLETA products. For the year ended December 31, 2021, the Company recorded a returns reserve adjustment of $1.3 million for slow-moving inventory, representing 50% of XENLETA IV inventory held at its specialty distributors, as well as an adjustment for returns from a single mail order specialty pharmacy.

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

In July 2018, the Company granted a non-statutory option to purchase 3,400 of its ordinary shares and 600 performance-based RSUs to the Company’s then newly appointed Chief Executive Officer, or the former CEO. These equity awards were granted outside of the 2017 Plan and the 2019 Inducement Plan, were approved by the Company’s compensation committee and board of directors and were made as an inducement material to the former CEO entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The exercise price per share for the share option is $882.50 per share, and the option award has a ten-year term and vests over a four-year period, with 25% of the shares underlying the award vesting on the first anniversary of the grant date and the remaining 75% of the shares underlying the option award to vest monthly over the subsequent 36-month period. The performance-based RSUs are subject to vesting as follows: 50% will vest upon certification by the board of directors of the receipt of approval by the FDA of an NDA for each of lefamulin and CONTEPO for any indication, and 50% will vest on the first anniversary of such certification by the board of directors, provided, in each case, the former CEO is performing services to the Company on the applicable vesting dates. If the FDA does not approve an NDA for both lefamulin and CONTEPO by January 31, 2020, the performance-based RSUs will terminate in full. Since CONTEPO was not approved by this date the award was forfeited. The Company also issues non-statutory options to new employees upon the commencement of their employment.

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or 2020 AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 37,200 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the Company´s Amended and Restated Stock Option Plan 2015, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards. Under the 2020 Plan the Company granted RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022. The Company also granted RSUs to certain employees, where vesting of the RSUs was subject to individual performance goals. During the year ended December 31, 2021, the Company granted RSUs to certain employees that vest in annual increments beginning January 2022 and ending in January 2025. Additionally, the Company granted 280 RSUs to its former Chief Medical Officer and to its former Chief Financial Officer, which vest as to 50% of the shares underlying the RSUs each year over the term of their respective consulting agreements.

At December 31, 2022, 12,788 ordinary shares were available for future issuance under the 2020 Plan.

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

Stock Options

The following table summarizes information regarding the Company´s stock option awards:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	intrinsic
		price in	Term	value
	Options	$ per share	(in years)	(in thousands)
Outstanding as of January 1, 2022	53,885	$510.34	8.0	—
Granted	24,160	11.25		—
Exercised	—	—		—
Cancelled and forfeited	(2,172)	323.43		—
Outstanding as of December 31, 2022	75,873	$351.24	7.7	$—
Vested and exercisable as of December 31, 2022	38,490	$653.81	6.6	$—

The Company has 75,873 option grants outstanding at December 31, 2022 with exercise prices ranging from $11.25 per share to $2,750.00 per share. As of December 31, 2022, there was $0.7 million of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted-average remaining vesting period of 0.1 years.

The weighted average fair value of the stock options granted during years ended December 31, 2022, 2021 and 2020 was $11.05, $20.53 and $149.84 per share, respectively, based on a Black Scholes option pricing model using the following assumptions:

Input parameters	2022	2021	2020
Range of expected volatility	76.4% - 76.9%	75.3% ‑ 77.3%	63.7% ‑ 74.4%
Expected term of options (in years)	6.1	5.5 - 6.1	5.5 - 6.1
Range of risk-free interest rate	1.7% - 1.8%	0.8% ‑ 1.3%	0.8% ‑ 1.5%
Dividend yield	—	—	–

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

Restricted Stock Units (“RSUs”)

The following table summarizes information regarding the Company’s restricted share unit awards:

		Weighted
		average grant date fair
	RSUs	value in $ per share
Outstanding as of January 1, 2022	31,538	$74.10
Granted	19,566	11.04
Vested and issued	(9,512)	85.25
Forfeited	(2,957)	41.72
Outstanding as of December 31, 2022	38,635	$41.89

As of December 31, 2022, there was unrecognized compensation costs of $0.5 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 0.1 years. The intrinsic value of RSU’s that vested during the years ended December 31, 2022, 2021 and 2020 was $0.1 million, $0.2 million and $0.4 million, respectively.

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Year Ended
	December 31,
(in thousands)	2022	2021	2020
Research and development expense	$123	$565	$1,280
Selling, general and administrative expense	1,844	2,726	3,939
Total stock-based compensation expense	$1,967	$3,291	$5,219

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

11.  Post-employment Benefit Obligations

As required under Austrian labor law, the Company makes contributions to a state plan classified as defined contribution plan (Mitarbeitervorsorgekasse) for its employees in Austria. Monthly contributions to the plan are 1.53% of salary with respect to each employee and are recognized as expense in the period incurred. For the years ended December 31, 2022, 2021 and 2020, contributions costs were $49,000, $56,000 and $57,000 respectively.

For employees of Nabriva Therapeutics US, Inc., the Company makes contributions to a defined contribution plan as defined in subsection 401(k) of the Internal Revenue Code. The Company matches 100% of the first 3% of the employee’s voluntary contribution to the plan and 50% of the next 2% contributed by the employee. Contributions are recognized as expense in the period incurred. In the years ended December 31, 2022, 2021 and 2020, contributions were $383,000, $360,000 and $396,000 respectively. The Company terminated its matching policy in January 2023.

12.  Income Tax Expense

Income (loss) before income taxes attributable to domestic and international operations, consists of the following:

	Year ended December 31
(in thousands)	2022	2021	2020
Domestic	$(54,235)	$(40,540)	$(71,344)
Foreign	(1,382)	(8,420)	1,999
Loss before income taxes	$(55,617)	$(48,960)	$(69,345)

Income tax expense consists of the following:

	Year ended December 31
(in thousands)	2022	2021	2020
Current tax
Domestic	$(1)	$—	$—
Foreign	(1,567)	(490)	(139)
Deferred tax
Domestic		—	—
Foreign		—	—
Total income tax expense	$(1,568)	$(490)	$(139)

The reconciliation to our effective tax rate from the Irish statutory income tax rate of 12.5% for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year ended December 31
(% of pre-tax income)	2022	2021	2020
Statutory income tax rate	12.5%	12.5%	12.5%
Income not subject to tax	0.3	0.4	0.2
Tax credits	0.6	0.0	0.6
Foreign operations	(8.1)	(7.3)	3.0
Other	0.3	(1.7)	2.3
Valuation allowance	(8.4)	(4.9)	(18.8)
Effective income tax rate	(2.8)%	(1.0)%	(0.2)%

The following table summarizes the components of deferred income tax balances:

	As of December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$116,080	$111,220
Tax loss on liquidation of subsidiary	1,184	2,501
Equity compensation	4,258	4,067
Non-deductible reserves	2,118	905
Total deferred tax assets	123,640	118,693
Valuation allowance	(123,277)	(118,583)
Net deferred tax assets	363	110
Deferred tax liabilities:
Financial liabilities	363	100
Property and equipment	—	10
Total deferred tax liability	363	110
Deferred tax, net	$—	$—

The table below summarizes changes in the deferred tax valuation allowance:

	Year ended December 31,
(in thousands)	2022	2021	2020
Balance at beginning of year	$(118,583)	$(116,200)	$(103,185)
Tax benefit	(4,694)	(2,383)	(13,015)
Balance at end of year	$(123,277)	$(118,583)	$(116,200)

The following table summarizes carryforwards of net operating losses as of December 31, 2022.

(in thousands)	Amount	Expiration
Ireland	$350,597	Indefinite
Austria	$232,679	Indefinite
United States	$10,403	Indefinite
United States	$35,246	2033

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

On the basis of this evaluation, as of December 31, 2022, 2021 and 2020, the Company has recorded a valuation allowance of $123.3 million, $118.6 million and $116.2 million, respectively, to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

At December 31, 2022, the Company had no uncertain tax positions and did not expect any material increase or decrease in income tax expense related to examinations or changes in uncertain tax positions.

The Company files income tax returns in Ireland. In addition, the Company’s foreign subsidiaries file separate income tax returns in Austria and the United States and state jurisdictions in which they are located. Tax years 2018 and forward remain open for examination for Ireland tax purposes and 2017 and forward remain open for examination for Austrian tax purposes and years 2019 and forward remain open for examination for United States tax purposes.

The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

13.  Earnings (Loss) per Share

Basic and Diluted Loss per Share

Basic and diluted loss per share is calculated by dividing the net loss attributable to stockholders by the weighted average number of shares outstanding during the year. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s common stock equivalents are antidilutive and thus not included in the calculation.

	Year ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Net loss for the period	$(57,185)	$(49,450)	$(69,484)
Weighted average number of shares outstanding	2,681,968	1,733,978	513,804
Basic and diluted loss per share	$(21.32)	$(28.52)	$(135.23)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive:

	Year ended December 31
	2022	2021	2020
Stock option awards	75,873	53,939	42,113
Restricted share units	38,635	31,589	9,575
Warrants	262,384	424,773	217,553

14.  Significant Arrangements and License Agreements

Er-Kim License Agreement

On July 13, 2022, the Company entered into an exclusive Distribution Agreement with Er-Kim Pharmaceuticals, or Er-Kim, for the oral and intravenous formulations of XENLETA. Under the terms of the agreement, Er-Kim gains exclusive rights to distribute XENLETA in nine countries, including Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia. Er-Kim also may distribute XENLETA to an additional five countries through a NPU program. The Company will be the exclusive supplier of XENLETA to Er-Kim.

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, the Company entered into a the Distribution Agreement, with MSD and Supplier, each a subsidiary of Merck. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the SIVEXTRO Territory. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms.

On April 12, 2021, in accordance with the terms of the Distribution Agreement, the Company began exclusive distribution of SIVEXTRO under its own National Drug Code, or NDC, and the Company recognizes 100% of net product sales of SIVEXTRO in its results of operations. Subject to applicable law, the Company is entitled to determine the final selling prices of the Products charged by it to its customers at its sole discretion, subject to an overall annual limit on price increases, and will be solely responsible for sales contracting and all market access activities, including bidding, hospital listing and reimbursement. The Company is responsible for all costs related to the promotion, sale and distribution of the Products by it, as well as all costs required to meet its staffing obligations under the Distribution Agreement. Prior to the execution of the Letter Agreement, the Company was obligated to use commercially reasonable efforts to promote and distribute the Products and to maximize the sales of the Products throughout the SIVEXTRO Territory and utilized a combination of its employees and assistance from Amplity Health, a contract sales organization, to comply with this obligation.

On January 31, 2023, the Company entered into the Letter Agreement which, among other things, converted its exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, effective June 30, 2023.

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

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The Company has received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. The Company will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, the Company announced the restructuring of its China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. During 2021, management determined that the remaining $1.0 million milestone payment was probable of achievement and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty, which was $0.6 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively, based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

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

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by the Company or any of its affiliates, or the Sunovion Licensed Products, in Canada in all uses in humans in CABP and in any other indication for which the Sunovion Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC established a joint development committee, or the Sunovion JDC, to review and oversee regulatory approval and commercialization plans in Canada. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Sunovion Licensed Products in the Canada and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Licensed Product in Canada.

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

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020 the Company announced that WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with the Company to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China and Canada. The NPP is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need. On January 9, 2023, the Company provided WEP Clinical with notice of its intent to terminate the agreement in connection with the orderly wind down of of its operations.

15.  Commitments and Contingencies

Future minimum contractual obligations and commitments at December 31, 2022 are as follows:

	Year ending December 31,
(in thousands)	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease obligations	$892	892	—	—	—	—	$—
XENLETA API purchase	39,145	3,317	3,317	4,704	4,704	4,704	18,399
Other contractual commitments	5,965	3,729	1,360	876	—	—	—
Total contractual commitments and contingencies	$46,002	$7,938	$4,677	$5,580	$4,704	$4,704	$18,399

The Company has contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of XENLETA. The amounts included in the table above are based on the existing contractual terms included within the agreements. Also, some of these contracts are subject to early termination clauses exercisable at the discretion of the Company.

Due to the Company’s intention to wind down operations and pursue the asset sales of XENLETA and CONTEPO, some amounts above have been accrued for at December 31, 2022 to comply with ASC 330-10-35-17, Inventory Purchase Commitments, regarding potential losses that a reporting entity may sustain as a result of firm purchase commitments. As of December 31, 2022, the Company had $4.3 million accrued within accrued expenses and other current liabilities, relating to the estimated losses under the XENLETA purchase commitments. Some of these future contractual commitments and contingencies include contractual language that may mitigate the payments for the commitments and contingencies. Additionally, as part of the asset sale process some of the other contractual commitments may be transferred as part of any potential transactions, possibly releasing the Company from any future commitments. There cannot, however, be any assurance that the Company will be able to identify, negotiate or complete a sale of any of the Company’s assets or, if such an asset sale transaction does occur, that any such transaction will include release of, or otherwise mitigate, the Company’s contractual commitments under its agreements on favorable terms or at all.

XENLETA API Supply

On August 4, 2021, our wholly-owned subsidiary, Nabriva Therapeutics Ireland DAC, entered into an amendment, or the First Amendment, to its API Supply Agreement, or the Hovione Supply Agreement, with Hovione Limited, or Hovione, which provides for the long-term commercial supply of the active pharmaceutical ingredients, or API, for XENLETA. Under the First Amendment, Hovione agreed to cancel the Company’s May 2021 purchase order for XENLETA API, which represented the Company’s minimum purchase requirement under the Hovione Supply Agreement. In addition, pursuant to the First Amendment, Hovione agreed to reduce the Company’s annual minimum purchase requirements for XENLETA API to no minimum purchase requirement in 2021, by 50% from 2022 to 2024 and by 25% in 2025, in consideration for cash payments totaling €3.2 million and the right to a low single-digit royalty on total net sales of XENLETA in the United States for a period commencing on August 4, 2021 and ending on November 22, 2030, or the Royalty Term, which royalty payments shall be no greater than an aggregate of €10.0 million. If the aggregate amount of royalties payments received by Hovione under the First Amendment is less than an aggregate of €4.0 million, we are obligated to pay Hovione the difference in a lump sum payment at the end of the Royalty Term. In addition, pursuant to the First Amendment, Hovione agreed to extend the duration of the Hovione Supply Agreement from November 22, 2025 to November 22, 2030 with annual minimum purchase requirements for 2026 to 2030 at the newly agreed annual minimum purchase amount for 2025. Pursuant to the First Amendment, upon the occurrence of certain events of insolvency for us, any unpaid minimum annual commitment amounts and royalty amounts under the agreement will become immediately due and payable.

On November 11, 2022, the Company’s wholly-owned subsidiary, Nabriva Therapeutics Ireland DAC, entered into an amendment, or the Third Amendment, to the Hovione Supply Agreement. Under the Third Amendment, Hovione

agreed to reduce the Company’s annual minimum purchase requirements for XENLETA API for certain geographies. In consideration for the reduced minimum purchase requirements, the Company granted Hovione the right to a low single-digit royalty on total net sales of XENLETA by the Company’s licensees outside of the United States to the extent that the commercial product of XENLETA sold by such licensees is manufactured with API obtained from a third party (or any finished commercial product containing API obtained from a third party) other than Hovione during the terms of the agreement.

Zavante Obligations

In connection with the acquisition of Zavante in July 2018, the Company is obligated to pay up to $97.5 million in contingent consideration to the former Zavante shareholders, of which $25.0 million would become payable upon the first approval of a NDA from the FDA for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones, or the Net Sales Milestone Payments. The Company’s shareholders have approved the issuance of the Company’s ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in Company ordinary shares. The Company also has the right to settle the Net Sales Milestone Payments in Company ordinary shares, except as otherwise provided in the Agreement and Plan of Merger, dated July 23, 2018, by and among Nabriva Therapeutics plc and certain of its subsidiaries and Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as representative of the former Zavante stockholders, or the Merger Agreement.

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

16.  Subsequent Events

On January 5, 2023, the Company repaid $4.5 million to Hercules Capital, including principal, accrued and unpaid interest, fees and other expenses, under its loan agreement. Effective at the time of repayment, the Hercules loan agreement was terminated, and Hercules released all security interests held on the assets of the Company and its subsidiaries.

On January 6, 2023, the Company announced that the board of directors approved a plan to preserve cash in order to adequately fund an orderly wind down of the Company’s operations, while the Company continues to work with Torreya Capital to advance discussions and facilitate the exploration of a range of strategic options. The priority remains focusing on the sale of its existing assets, including Lefamulin and IV Fosfomycin. The Company incurred approximately $6.0 million for severance and other employee termination-related costs, including severance costs for members of the Amplity Health sales force, in the first quarter of 2023.

On January 31, 2023, the Company agreed on a letter agreement with Merck to continue to distribute SIVEXTRO in the United States. The Company’s exclusive license to promote, distribute and commercialize SIVEXTRO was converted to a non-exclusive license, and the parties agreed to terminate the Distribution Agreement, effective June 30,

2023. The Company no longer intends to actively promote SIVEXTRO but expect to continue to make SIVEXTRO available to wholesale customers and record revenue from any such sales until June 30, 2023. After June 30, 2023, the Company will no longer have the right to promote, distribute or commercialize SIVEXTRO.