Form 10-Q
period 2023-03-31
Nabriva Therapeutics plc
filed 2023-05-22
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 30, 2023, the registrant had 3,201,456 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “around,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our ability to successfully execute a planned orderly wind down;
●	our ability to identify, assess and execute a strategic transaction;
●	our ability to preserve cash in order to adequately fund an orderly wind down of our operations;
●	our expectations regarding the value or recovery that may be available to our shareholders and other stakeholders as part of a wind down process;
●	our ability to successfully commercialize XENLETA (lefamulin) for the treatment of community-acquired bacterial pneumonia, or CABP, including the availability of and ease of access to XENLETA through hospital formularies, managed care plans and major U.S. specialty distributors;
●	our expectations regarding how far into the future our cash on hand and anticipated revenues from product sales will fund our ongoing operations and the continued availability and cost of capital to sustain our operations on a longer term basis or at all;
●	our ability to meet the minimum listing requirements for listing on The Nasdaq Capital Market;
●	the potential extent of revenues from future sales of SIVEXTRO and XENLETA;
●	our ability to resolve the matters set forth in the Complete Response Letter we received from the U.S. Food and Drug Administration, or FDA, in connection with our New Drug Application, or NDA, for CONTEPO for the treatment of complicated urinary tract infections, or cUTIs, including acute pyelonephritis;
●	the timing of the resubmission of the NDA for CONTEPO for the treatment of cUTIs and potential marketing approval of CONTEPO and other product candidates, including the completion of any post marketing requirements with respect to XENLETA for CABP and any other product candidates we may develop or obtain;
●	our ability to successfully maintain inventory levels to satisfy product demand, as well as limit the unrealizable value of inventory based on historical usage, known trends, inventory age and market conditions;
●	our ability to satisfy payments and comply with the terms of the Hovione Supply Agreement for the long-term commercial supply of the active pharmaceutical ingredient for XENLETA;
●	the future development and commercialization of XENLETA in the greater China region, Canada and Eastern Europe;
●	our expectations with respect to milestone payments pursuant to the Agreement and Plan of Merger, dated July 23, 2018, and expectations with respect to potential advantages of CONTEPO or any other product candidate that we acquired in connection with the acquisition of Zavante Therapeutics, Inc., or the Acquisition;
●	our ability to establish and maintain arrangements for manufacture of our product candidates;
●	the potential advantages of SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	our estimates regarding the market opportunities for SIVEXTRO, XENLETA, CONTEPO, and our other product candidates;
●	the rate and degree of market acceptance and clinical benefit of SIVEXTRO for acute bacterial skin and skin structure infections, XENLETA for CABP, CONTEPO for cUTI and our other product candidates, if approved;
●	our ability to maintain collaborations including additional licensing agreements for XENLETA outside the United States, Canada, the greater China region, Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia;
●	the potential benefits under our license agreements with Sumitomo Pharmaceuticals (Suzhou), or the China Region License Agreement, and with Sunovion Pharmaceuticals Canada Inc., or the Sunovion License Agreement, and with Er-Kim Pharmaceuticals, or the Er-Kim License Agreement;
●	our future intellectual property position;
●	our ability to maintain the level of our expenses consistent with our internal budgets and forecasts;
●	competitive factors;
●	risks of relying on external parties such as contract manufacturing and sales organizations;
●	compliance with current or prospective governmental regulation;
●	general economic and market conditions;
●	our ability to attract and retain qualified employees and key personnel;
●	our business and business relationships, including with our employees and suppliers;
●	our expectations about the impact of the COVID-19 pandemic on our business operations, ongoing clinical trials and regulatory matters, including the ability of regulatory authorities to operate;
●	our ability to satisfy milestone, royalty and transaction revenue payments pursuant to the Stock Purchase Agreement between our wholly owned subsidiary Zavante Therapeutics, Inc. and SG Pharmaceuticals, Inc.; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the year ended December 31, 2022.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

You should refer to the “Risk Factor Summary” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of important factors that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements, except as required by applicable law.

Throughout this Quarterly Report on Form 10-Q, unless the context requires otherwise, all references to “Nabriva,” “the Company,” “we,” “our,” “us” or similar terms refer to Nabriva Therapeutics plc, together with its consolidated subsidiaries.

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,798	$12,414
Restricted cash	123	123
Accounts receivable, net and other receivables	10,510	6,742
Inventory	9,027	9,676
Prepaid expenses	2,236	2,149
Total current assets	23,694	31,104
Property and equipment, net	263	280
Intangible assets, net	2	3
Other non-current assets	379	378
Total assets	$24,338	$31,765
Liabilities and stockholders´ equity (deficit)
Current liabilities:
Current portion of long-term debt	$197	$4,833
Accounts payable	6,978	5,431
Accrued expense and other current liabilities	20,823	17,341
Total current liabilities	27,998	27,605
Non-current liabilities:
Long-term debt	345	388
Other non-current liabilities	352	479
Total non-current liabilities	697	867
Total liabilities	28,695	28,472
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Ordinary shares, nominal value $0.01, 12,000,000 ordinary shares authorized at March 31, 2023; 3,201,495 and 3,201,417 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	32	32
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at March 31, 2023; None issued and outstanding	—	—
Additional paid in capital	657,145	656,095
Accumulated other comprehensive income	27	27
Accumulated deficit	(661,561)	(652,861)
Total stockholders’ equity (deficit)	(4,357)	3,293
Total liabilities and stockholders’ equity (deficit)	$24,338	$31,765

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2023	2022
Revenues:
Product revenue, net	$7,561	$7,040
Collaboration revenue	29	629
Research premium and grant revenue	—	351
Total revenues	7,590	8,020
Operating expenses:
Cost of revenues	(4,438)	(3,361)
Research and development expenses	(2,625)	(3,517)
Selling, general and administrative expenses	(9,002)	(12,700)
Total operating expenses	(16,065)	(19,578)
Loss from operations	(8,475)	(11,558)
Other income (expense):
Other income (expense), net	(31)	308
Interest expense, net	(194)	(215)
Loss before income taxes	(8,700)	(11,465)
Income tax expense	—	(354)
Net loss	$(8,700)	$(11,819)

Loss per share
Basic and diluted loss per share	$(2.72)	$(5.03)
Weighted average number of shares:
Basic and diluted	3,201,495	2,351,766

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited)

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders’
(in thousands)	Number of shares	Amount	capital	income	deficit	equity (deficit)
January 1, 2022	2,269	$23	$648,976	$27	$(595,676)	$53,350
Issuance of ordinary shares	198	2	2,219	—	—	2,221
Shares issued in connection with the vesting of restricted stock units	3	—	—	—	—	—
Equity transaction costs	—	—	(127)	—	—	(127)
Stock-based compensation expense	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	(11,819)	(11,819)
March 31, 2022	2,470	$25	$652,068	$27	$(607,495)	$44,625

				Accumulated
			Additional	other		Total
	Ordinary shares		paid in	comprehensive	Accumulated	stockholders’
(in thousands)	Number of shares	Amount	capital	income	deficit	equity (deficit)
January 1, 2023	3,201	$32	$656,095	$27	$(652,861)	$3,293
Equity transaction costs	—	—	1	—	—	1
Stock-based compensation expense	—	—	1,049	—	—	1,049
Net loss	—	—	—	—	(8,700)	(8,700)
March 31, 2023	3,201	$32	$657,145	$27	$(661,561)	$(4,357)

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(8,700)	$(11,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income, net	(2)	164
Non-cash interest income	—	(1)
Non-cash interest expense	55	93
Depreciation and amortization expense	21	78
Stock-based compensation	999	1,000
Other	314	10
Changes in operating assets and liabilities:
(Increase) decrease in other non-current assets	(1)	1
(Increase) decrease in accounts receivable, net and other receivables and prepaid expenses	(3,855)	2,297
Decrease (increase) in inventory	649	(1,123)
Increase (decrease) in accounts payable	1,547	(2,781)
Increase (decrease) in accrued expenses and other liabilities	3,482	(3,616)
Decrease in deferred revenue	—	(374)
Decrease (increase) in other non-current liabilities	(127)	14
Increase in income tax liabilities	—	187
Net cash used in operating activities	(5,618)	(15,870)
Cash flows from investing activities
Purchases of equipment	(3)	(35)
Other	—	(1)
Net cash used in investing activities	(3)	(36)
Cash flows from financing activities
Proceeds from issuance of ordinary shares and warrants	—	1,643
Proceeds from at-the-market facility	—	595
Repayments of long-term borrowings	(4,853)	—
Equity transaction costs	1	(44)
Net cash (used in) provided by financing activities	(4,852)	2,194
Effects of exchange rate changes on the balance of cash held in foreign currencies	(143)	(164)
Net decrease in cash, cash equivalents and restricted cash	(10,616)	(13,876)
Cash, cash equivalents, and restricted cash at beginning of period	12,537	47,834
Cash, cash equivalents and restricted cash at end of period	$1,921	$33,958
Supplemental disclosure of cash flow information:
Interest paid	$162	$123
Taxes paid	$—	$1
Equity transaction costs included in accounts payable and accrued expenses	$640	$795

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

As part of a plan approved by its board of directors on January 4, 2023 to preserve its cash to adequately fund an orderly wind down of its operations, or the Cash Preservation Plan, the Company has reduced its operations to those necessary to: (i) make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of its assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down its business. The Company has no intention of resuming any active sales promotion or research and development activities. Also as part of the Cash Preservation Plan, the Company’s board of directors determined to terminate all of the Company’s employees not deemed necessary to execute an orderly wind down of the Company’s operations, including Theodore Schroeder, the Company’s former chief executive officer, and Steven Gelone, the Company’s former president and chief operating officer, each of whom was terminated effective January 15, 2023. The total cost of severance associated with the wind down of our operations is approximately $5.4 million, of which $1.3 million was recorded in research and development expenses and $4.1 million was recorded in the selling, general and administrative expenses in the statement of operations for the three months ended March 31, 2023. As of March 31, 2023 the remaining balance of severance costs associated with the wind down of our operations is approximately $3.8 million which is recorded in accrued expenses and other current liabilities in the consolidated balance sheet.

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

As previously disclosed, the Company has retained Torreya Capital to advise on its exploration of a range of strategic options. While the Company continues to work with Torreya Capital on identifying and evaluating potential strategic options with the goal of maximizing value, the Company is currently focused, as part of its Cash Preservation Plan, on the sale of its existing assets, including XENLETA and CONTEPO. In the event that the Company’s board of directors determines that a liquidation and dissolution of the Company’s business approved by shareholders is the best method to maximize shareholder value, the Company would file proxy materials with the Securities and Exchange Commission and schedule an extraordinary meeting of its shareholders to seek approval of such a plan as required.

Liquidity

Since its inception, the Company has incurred net losses and generated negative cash flows from its operations which has resulted in a significant accumulated deficit to date, as well as total stockholders’ deficit. The Company has financed its operations through the sale of equity securities, convertible and term debt financings and research and development support from governmental grants and proceeds from its licensing agreements and XENLETA and SIVEXTRO product sales. As of March 31, 2023, the Company had cash, cash equivalents and restricted cash of $1.9 million.

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements- Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. As a result, the Company’s liquidity condition and its existing financial obligations raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are filed, if it does not monetize at least one of the Company’s assets. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company aims to complete an asset monetization deal; however, completing an asset monetization is not entirely within the Company’s control. Therefore, the Company may not have sufficient cash flows to fund its operations for the next twelve months after the date the consolidated financial statements are issued and therefore, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued.

While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

In May 2021, the Company entered into an Open Market Sale Agreement, or the Sale Agreement, with Jefferies, LLC, or Jefferies as agent, pursuant to which the Company may offer and sell ordinary shares, for aggregate gross sale proceeds of up to $50.0 million, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. As of

March 31, 2023, the Company has issued and sold an aggregate of 1,429,729 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.9 million and net proceeds of $32.5 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2023 and through the date of this filing, the Company did not sell any shares under the Sale Agreement.

In September 2021, the Company entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that the Company has the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of its ordinary shares. In addition, under the Purchase Agreement, the Company agreed to issue a commitment fee of 25,298 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, the Company may from time to time, at its discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 16,000 ordinary shares if the closing sale price of its ordinary shares is not below $0.25 per share on Nasdaq, (ii) 24,000 ordinary shares if the closing sale price of its ordinary shares is not below $50.00 per share on Nasdaq or (iii) 32,000 ordinary shares if the closing sale price of its ordinary shares is not below $75.00 per share on Nasdaq. Notwithstanding the foregoing, the Company may direct Lincoln Park to purchase on any single business day ordinary shares with a purchase price equal to or greater than $200,000 irrespective of the number of ordinary shares required to approximate that amount. In addition to Regular Purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of March 31, 2023, the Company has issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million. From April 1, 2023 and through the date of this filing, the Company did not sell any shares under the Purchase Agreement.

Based on its current operating plans, the Company expects that its existing cash, cash equivalents and restricted cash as of the filing date of this Quarterly Report on Form 10-Q together with its anticipated SIVEXTRO and XENLETA commercial sales receipts will be sufficient to enable the Company to fund its operating expenses, debt service obligations and capital expenditure requirements through the end of June 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding through grants and clinical trial support, collaboration agreements or from the monetization of one or more of its assets. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

The accompanying consolidated financial information as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 are unaudited. The December 31, 2022 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2023.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. Since the date of those financial statements, there have been no changes to the Company’s significant accounting policies.

Fair Value Measurement

As of March 31, 2023, and December 31, 2021, the Company did not hold any financial instruments as liabilities that were held at fair value. The Company believes that the carrying value of its long-term debt approximates fair value based on current interest rates. Receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

Reverse Stock Split

On September 16, 2022, the Company filed an Amended and Restated Memorandum and Articles of Association of the Company with the Irish Companies Registration Office and effected, a one-for-twenty five reverse stock split, or the Reverse Stock Split, of the Company’s ordinary shares. As a result of the Reverse Stock Split, every twenty five ordinary shares in the authorized and unissued and authorized and issued share capital of the Company were consolidated into one ordinary share. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would otherwise be entitled to a fractional ordinary share were instead entitled to receive a proportional cash payment. All ordinary share, per share and related information presented in the consolidated financial statements and notes has been retroactively adjusted to reflect the Reverse Stock Split.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments, or ASU 2016-13, which replaces the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 was subsequently updated by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify that entities should include recoveries when estimating the allowance for credit losses. This guidance was effective for the Company starting in fiscal year 2023. The Company adopted ASU 2016-13 as of January 1, 2023, which did not have a material impact on its financial statements.

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

As a result of the Company’s intention to wind down operations, the Company made an assessment of the net realizable value of XENLETA inventory as of March 31, 2023 and December 31, 2022, based mainly on the potential to monetize any inventory that may be included in an asset sale of XENLETA. The Company will continue to make XENLETA commercially available in the US during the transition period as the Company prepares to wind down operations. In conjunction with XENLETA, the Company adjusted the value of inventory and prepaid inventory as of December 31, 2022 with an adjustment of $5.6 million. The Company is in ongoing discussions to sell the product rights of XENLETA, its related inventory, and potentially assign certain contractual commitments. SIVEXTRO finished goods are expected to sell through during the remainder of the Transition Services Agreement with Merck & Co through June 30, 2023.

Inventory reported at March 31, 2023 and December 31, 2022 consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2023	2022
XENLETA raw materials	$916	$916
XENLETA work in process	6,003	4,658
XENLETA finished goods	632	640
Total XENLETA	7,551	6,214
SIVEXTRO finished goods	1,476	3,462
Total inventory	$9,027	$9,676

As of December 31, 2022, the Company had $0.9 million of prepaid inventory of XENLETA included in prepaid expenses in the consolidated balance sheet.

4.           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	As of March 31,	As of December 31,
(in thousands)	2023	2022
Research and development related costs	$363	$707
Payroll and related costs	5,123	1,737
Accounting, tax and audit services	568	552
Manufacturing and inventory	8,628	8,113
Product returns	774	784
Government rebates	2,234	2,028
Other accrued gross to net	2,194	2,129
Other	939	1,291
Total accrued expenses and other current liabilities	$20,823	$17,341

5.           Debt

In December 2018, the Company entered into a loan agreement, the Loan Agreement, by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc., or Hercules, pursuant to which a term loan of up to an aggregate principal amount of $75.0 million was available to the Company. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $10.0 million became available upon the approval by the FDA of the NDA for XENLETA, which was drawn down.

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

The Company incurred $1.3 million of costs in connection with the Loan Agreement which along with the initial fee of $0.7 million paid to Hercules was recorded as debt issuance cost and was being amortized as interest expense using the effective interest method over the term of the loan. The End of Term Fee on the remaining $3.1 million principal balance was being accrued as additional interest expense using the effective interest method over the term of the loan

On January 5, 2023, the Company repaid $4.5 million to Hercules Capital, including principal, accrued and unpaid interest, fees and other expenses, under its loan agreement. Effective at the time of repayment, the Hercules loan agreement was terminated, and Hercules released all security interests held on the assets of the Company and its subsidiaries.

Long-term debt as of March 31, 2023 and December 31, 2022 consisted of the following:

	As of	As of
	March 31,	December 31,
(in thousands)	2023	2022
Term loan payable	$—	$2,079
End of term fee	—	2,615
Unamortized debt issuance costs	—	(55)
Carrying value of term loan	—	4,639
Other debt	542	582
Less: Amounts due within one year	(197)	(4,833)
Total long-term debt	$345	$388

Maturities of long-term debt as of March 31, 2023 were as follows:

(in thousands)
2023	$148
2024	$197
2025	$197

6.           Revenues

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Product revenue, net	$7,561	$7,040
Collaboration revenues	29	629
Research premium and grant revenue	—	351
Total revenues	$7,590	$8,020

For the three months ended March 31, 2023 and 2022, SIVEXTRO product revenues, net of gross-to-net accruals and adjustments for returns were $7.6 million and $7.0 million, respectively. The Company´s gross-to-net, or GTN, estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

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

Collaboration revenues for the three months ended March 31, 2023 were less than $0.1 million. Collaboration revenues for the three months ended March 31, 2022 included $0.6 million related to the restructured China Region License Agreement, a portion of which is recognized over the estimated period the manufacturing collaboration and regulatory support will be provided to Sumitomo Pharmaceuticals (Suzhou).

7.           Share-Based Payments

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

On March 4, 2020, the Company´s board of directors adopted the 2020 Share Incentive Plan, or the 2020 Plan, which was approved by the Company´s shareholders at the 2020 Annual General Meeting of Shareholders in July 2020, or the 2020 AGM. As of the date of the 2020 AGM, the total number of ordinary shares reserved for issuance under the 2020 Plan was for the sum of 37,200 ordinary shares, plus the number of the Company´s ordinary shares that remained available for grant under the 2017 Plan as of immediately prior to the 2020 AGM and the number of ordinary shares subject to awards granted under the 2017 Plan and the 2015 SOP, that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The 2020 Plan provides for the grant of incentive share options, non-statutory share options, share appreciation rights, restricted share awards, restricted share units, other share-based and cash-based awards and performance awards. Under the 2020 Plan the Company granted RSUs to certain employees that vest in three six-month increments beginning in January 2021 and ending in January 2022. The Company also granted RSUs to certain employees, where vesting of the RSUs was subject to individual performance goals. The Company granted RSUs to certain employees which vest as to 25% of the shares underlying the RSUs in four annual increments. Additionally, the Company granted 280 RSUs to its former Chief Medical Officer and to its former Chief Financial Officer, which vest as to 50% of the shares underlying the RSUs each year over the term of their respective consulting agreements. In January 2022, option awards to purchase 23,680 ordinary shares with an exercise price of $11.25 per share and 11,836 RSUs were granted under the 2020 Plan, which as of the 2022 Annual General Meeting of Shareholders, in the case of the options, have automatically converted to cash-settled share appreciation rights and, in the case of the RSUs, represent the right to receive the economic equivalent of one ordinary share of the Company in cash on the applicable vesting date. As a result, such grants awarded under the 2020 Plan are liability classified. Stock-based compensation expense for liability classified option awards and RSUs under the 2020 Plan was $0.2 million for the three months ended March 31, 2023.

At March 31, 2023, 15,073 ordinary shares excluding the liability classified awards were available for future issuance under the 2020 Plan.

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

Stock Options

The following table summarizes information regarding the Company’s stock option awards for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		average	Remaining	Aggregate
		exercise	Contractual	intrinsic
		price in	Term	value
	Options	$ per share	(in years)	(in thousands)
Outstanding as of January 1, 2023	75,873	$351.24	7.7	—
Granted	—	—		—
Exercised	—	—		—
Cancelled and forfeited	(1,347)	341.84		—
Outstanding as of March 31, 2023	74,526	$347.06	7.5	$—
Vested and exercisable as of March 31, 2023	65,364	$391.51	6.9	$—

The Company has 74,526 option grants outstanding at March 31, 2023 with exercise prices ranging from $11.25 per share to $2,750.00 per share. As of March 31, 2023, there was $0.2 million of total unrecognized compensation expense related to unvested stock options, which will be recognized over the weighted-average remaining vesting period of 1.5 years.

Restricted Stock Units (“RSUs”)

The following table summarizes information regarding the Company’s restricted share unit awards for the three months ended March 31, 2023:

		Weighted
		average grant date fair
	RSUs	value in $ per share
Outstanding as of January 1, 2023	38,635	$41.89
Granted	—	—
Vested and issued	(63)	383.33
Forfeited	(1,314)	92.34
Outstanding as of March 31, 2023	37,258	$39.54

The Company has total unrecognized compensation costs of $0.1 million associated with RSUs which are expected to be recognized over the awards average remaining vesting period of 2.4 years.

Stock-based Compensation

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Research and development expense	$164	$94
Selling, general and administrative expense	835	906
Total stock-based compensation expense	$999	$1,000

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

8.           Income Tax Expense

For the three months ended March 31, 2023, the Company did not record a tax expense. For the three months ended March 31, 2022, the Company recorded a tax expense of $0.4 million.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at March 31, 2023 and December 31, 2022.

9.         Earnings (Loss) per Share

Basic and Diluted Loss per Share

For the three months ended March 31, 2023 and 2022, basic and diluted net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended
	March 31,
(in thousands, except share and per share data)	2023	2022
Net loss for the period	$(8,700)	$(11,819)
Weighted average number of shares outstanding	3,201,495	2,351,766
Basic and diluted loss per share	$(2.72)	$(5.03)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended
	March 31,
	2023	2022
Stock option awards	74,526	78,082
Restricted share units	37,258	46,555
Warrants	262,384	424,774

10.         Significant Arrangements and License Agreements

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

Sales Promotion and Distribution Agreement with Merck & Co.

On July 15, 2020, the Company entered into a Distribution Agreement, with MSD and Supplier, each a subsidiary of Merck. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by Supplier and MSD under the trademark SIVEXTRO® for injection, intravenous use and oral use, or the Products, in the United States and its territories, or the SIVEXTRO Territory. SIVEXTRO is an oxazolidinone-class antibacterial indicated in adults and pediatric patients 12 years of age and older for the treatment of acute bacterial skin and skin structure infections caused by certain susceptible Gram-positive microorganisms.

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

Under the China Region License Agreement, Sumitomo Pharmaceuticals (Suzhou) and the Company’s subsidiaries have established a joint development committee, or the JDC, to review and oversee development and commercialization plans in the Extended China Territory. The China Region License Agreement includes milestone events consisting of a non-refundable $5.0 million upfront payment, an additional $91.5 million in milestone payments upon the achievement of certain regulatory and commercial milestone events related to lefamulin for CABP, plus an additional $4.0 million in milestone payments if any China Region Licensed Product receives a second or any subsequent regulatory approval in the People’s Republic of China. The Company has received the $5.0 million upfront payment, a $1.5 million payment for the submission of a clinical trial application, or CTA, by Sinovant to the Chinese Food and Drug Administration, which was received in the first quarter of 2019 and a $5.0 million milestone payment in the third quarter of 2019 in connection with the FDA approval for lefamulin. The Company will also be eligible to receive low double-digit royalties on sales, if any, of China Region Licensed Products in the Extended China Territory. In December 2020, the Company announced the restructuring of its China Region License Agreement. The restructured agreement provided for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that is expected to help expedite the delivery of XENLETA to patients in greater China. The restructured agreement also accelerated $3.0 million of the $5.0 million milestone payment to the Company that was previously payable upon regulatory approval of XENLETA in China, including a non-refundable upfront payment of $1.0 million which was received in the fourth quarter of 2020 and a $1.0 million milestone achieved during the first quarter of 2021. During 2021, management determined that the remaining $1.0 million milestone payment was probable of achievement and therefore the Company is recognizing the $3.0 million of accelerated payments under the restructured agreement as collaboration revenue in the consolidated statements of operations over the estimated period the manufacturing collaboration and regulatory support will be provided to the contract counterparty based on the proportional performance of the underlying performance obligation. The remaining milestones of $86.0 million are tied to additional regulatory approvals and annual sales targets. The future regulatory and commercial milestone payments under the China Region License Agreement will be recorded during the period the milestones become probable of achievement.

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

Sunovion License Agreement

In March 2019, the Company entered into the Sunovion License Agreement with Sunovion. As part of the Sunovion License Agreement, Nabriva Therapeutics Ireland DAC, the Company’s wholly owned subsidiary, granted Sunovion an exclusive license under certain patent rights, trademark rights and know-how to commercialize certain products containing XENLETA in the forms clinically developed by the Company or any of its affiliates, or the Sunovion Licensed Products, in Canada in all uses in humans in CABP and in any other indication for which the Sunovion Licensed Products have received regulatory approval in Canada. Under the Sunovion License Agreement, Sunovion and DAC established a joint development committee, or the Sunovion JDC, to review and oversee regulatory approval and commercialization plans in Canada. Sunovion will be solely responsible for all costs related to obtaining regulatory approval of and commercializing Sunovion Licensed Products in Canada and is obligated to use commercially reasonable efforts to develop, obtain regulatory approval for, and commercialize Sunovion Licensed Product in Canada.

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

Named Patient Program Agreement with WE Pharma Ltd.

On June 30, 2020 the Company announced that WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, had signed an exclusive agreement with the Company to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China, Canada, Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia. The Named Patient Program, or NPP, is designed to ensure that physicians, contingent on meeting the necessary eligibility criteria and receiving approval, can request IV or oral XENLETA on behalf of patients who live in certain countries where it is not yet available and have an unmet medical need. On January 9, 2023, the Company provided WEP Clinical with notice of its intent to terminate the agreement in connection with the orderly wind down of its operations.

11.         Commitments and Contingencies

Future minimum contractual obligations and commitments are as follows:

	Year Ending December 31,
(in thousands)	Total	Remainder of 2023	2024	2025	2026	2027	Thereafter
Operating lease obligations	$498	498	—	—	—	—	$—
XENLETA API purchase	39,746	3,368	3,368	4,776	4,776	4,776	18,682
Other contractual commitments	6,064	3,790	1,385	889	—	—	—
Total contractual commitments and contingencies	$46,308	$7,656	$4,753	$5,665	$4,776	$4,776	$18,682

The Company has contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of XENLETA. The amounts included in the above table are based on the existing contractual terms included within the agreements. Also, some of these contracts are subject to early termination clauses exercisable at the discretion of the Company.

Due to the Company’s intention to wind down operations and pursue the asset sales of XENLETA and CONTEPO, some amounts have been accrued for at March 31, 2023 and December 31, 2022 to comply with ASC 330-10-35-17, Inventory Purchase Commitments, regarding potential losses that a reporting entity may sustain as a result of firm purchase commitments. As of March 31, 2023, the Company had $4.3 million accrued within accrued expenses and other current liabilities, relating to the estimated losses under the XENLETA purchase commitments. Some of these future contractual commitments and contingencies include contractual language that may mitigate the payments for the commitments and contingencies. Additionally, as part of the asset sale process some of the other contractual commitments may be transferred as part of any potential transactions, possibly releasing the Company from any future commitments. There cannot, however, be any assurance that the Company will be able to identify, negotiate or complete a sale of any of the Company’s assets or, if such an asset sale transaction does occur, that any such transaction will include release of, or otherwise mitigate, the Company’s contractual commitments under its agreements on favorable terms or at all.

XENLETA API Supply

On August 4, 2021, our wholly-owned subsidiary, Nabriva Therapeutics Ireland DAC, entered into an amendment, or the First Amendment, to its API Supply Agreement, or the Hovione Supply Agreement, with Hovione Limited, or Hovione, which provides for the long-term commercial supply of the active pharmaceutical ingredients, or API, for XENLETA. Under the First Amendment, Hovione agreed to cancel the Company’s May 2021 purchase order for XENLETA API, which represented the Company’s minimum purchase requirement under the Hovione Supply Agreement. In addition, pursuant to the First Amendment, Hovione agreed to reduce the Company’s annual minimum purchase requirements for XENLETA API to no minimum purchase requirement in 2021, by 50% from 2022 to 2024 and by 25% in 2025, in consideration for cash payments totaling €3.2 million and the right to a low single-digit royalty on total net sales of XENLETA in the United States for a period commencing on August 4, 2021 and ending on November 22, 2030, or the Royalty Term, which royalty payments shall be no greater than an aggregate of €10.0 million. If the aggregate amount of royalties payments received by Hovione under the First Amendment is less than an aggregate of €4.0 million, the Company is obligated to pay Hovione the difference in a lump sum payment at the end of the Royalty Term. In addition, pursuant to the First Amendment, Hovione agreed to extend the duration of the Hovione Supply Agreement from November 22, 2025 to November 22, 2030 with annual minimum purchase requirements for 2026 to 2030 at the newly agreed annual minimum purchase amount for 2025. Pursuant to the First Amendment, upon the occurrence of certain events of insolvency for us, any unpaid minimum annual commitment amounts and royalty amounts under the agreement will become immediately due and payable.

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

Zavante Obligations

In connection with the acquisition of Zavante in July 2018, the Company is obligated to pay up to $97.5 million in contingent consideration to the former Zavante shareholders, of which $25.0 million would become payable upon the first approval of a NDA from the FDA for CONTEPO for any indication, or the Approval Milestone Payment, and an aggregate of up to $72.5 million would become payable upon the achievement of specified sales milestones, or the Net Sales Milestone Payments. The Company’s shareholders have approved the issuance of the Company’s ordinary shares in settlement of potential milestone payment obligations that may become payable in the future to former Zavante stockholders, including the Approval Milestone Payment which will be settled in Company ordinary shares. The Company also has the right to settle the Net Sales Milestone Payments in Company ordinary shares, except as otherwise provided in the Agreement and Plan of Merger, dated July 23, 2018, by and among Nabriva Therapeutics plc and certain of its subsidiaries and Zavante Therapeutics, Inc. and Cam Gallagher, solely in his capacity as representative of the former Zavante stockholders, or the “Merger Agreement”.

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

12.         Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the financial statements as of March 31, 2023, and events which occurred subsequently but were not recognized in the financial statements. There were no subsequent events which required recognition, adjustment to, or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our historical consolidated financial statements and the related notes thereto appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on April 17, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factor Summary” and “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

On September 16, 2022, our board of directors effected a one-for-twenty five reverse stock split of our ordinary shares, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twenty five ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the company were consolidated into one ordinary share of $0.25 each (nominal value), and the nominal value of each ordinary share was subsequently immediately reduced from $0.25 to $0.01 nominal value per share. All outstanding stock options, restricted share units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share, common share, equity award, warrant and per share amounts have been adjusted as necessary to reflect the Reverse Stock Split for all prior periods presented.

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

In January 2023, we settled all outstanding balances due to Hercules Capital and removed all secured liens on all of our assets. We also terminated our agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA and, on January 31, 2023, entered into the Letter Agreement to begin transition responsibility for the promotion and distribution of SIVEXTRO back to Merck & Co. Inc. as of June 30, 2023. Although we have ceased our active commercialization efforts, we expect to continue to make XENLETA and, for the remaining term of the Distribution Agreement, SIVEXTRO commercially available to wholesale customers. We expect to continue to incur significant expenses and operating losses while we carry out the orderly wind down of operations.

Financial Operations Overview

Revenue

In September 2019, we had our commercial launch of XENLETA and, in April 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the three months ended March 31, 2023, we recorded $7.5 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns, and $0.1 million of XENLETA product revenue, net of gross-to-net accruals and adjustments for returns. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of SIVEXTRO and XENLETA. We do not expect to generate meaningful revenue from product sales after June 30, 2023, at which time our right to commercialize SIVEXTRO will terminate. We expect to continue to make XENLETA commercially available to wholesale customers after June 30, 2023.

Collaboration revenues for the three months ended March 31, 2023 were less than $0.1 million.

Cost of Revenues

Cost of revenues represented 27.6% and 17.2% of our total operating expenses for the three months ended March 31, 2023 and 2022, respectively. Cost of revenues primarily represent the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory. Other cost of revenues include costs associated with the manufacturing collaboration and regulatory support under our licensing agreements. The increase in cost of revenue for the three months ended March 31, 2023 was primarily due to an increase in SIVEXTRO product sales.

Research and Development Expenses

Research and development expenses represented 16.3% and 18.0% of our total operating expenses for the three months ended March 31, 2023 and 2022, respectively.

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

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Three Months Ended March 31.
(in thousands)	2023	2022
Direct Costs
XENLETA	$45	$531
CONTEPO	31	95
Other programs and initiatives	23	422
Indirect Costs	2,526	2,469
Total research and development expenses	$2,625	$3,517

We do not expect to continue to incur significant research and development expenses in the future as we have discontinued our research and development efforts as part of our Cash Preservation Plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 56.0% and 64.9% of our total operating expenses for the three months ended March 31, 2023 and 2022, respectively.

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

Net realizable value of XENLETA inventory and prepaid inventory and potential loss on contractual commitments with contract manufacturing organizations

Our XENLETA inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and consists primarily of material costs, third-party manufacturing costs, and related transportation costs in our supply chain. In conjunction with our plan to conduct an orderly wind down of operations, the Company assessed the net realizable value of XENLETA inventory as of December 31, 2022 in relation to potential asset sale opportunities. As a result, we adjusted the value of inventory and prepaid inventory as of December 31, 2022 with an adjustment of $5.6 million. The remaining balance of XENLETA inventory was $7.6 million as of March 31, 2023.

We also considered ASC 330-10-35-17, Inventory Purchase Commitments, regarding potential losses that a reporting entity may sustain as a result of firm purchase commitments. As of December 31, 2022 and March 31, 2023 the total aggregate purchase commitments were $45.1 million. We consider ongoing asset sales and other negotiations, including evaluating whether certain potential buyers have the financial resources to complete the transaction and the market’s demand for the XENLETA product to assess any potential loss on our contractual commitments. As of December 31, 2022 and March 31, 2023, we had $4.3 million accrued within accrued expenses and other current liabilities, relating to the estimated losses under the XENLETA purchase commitments.

Some of these future contractual commitments and contingencies include contractual language that may mitigate the payments for the commitments and contingencies. Additionally, as part of the asset sale process some of the other contractual commitments may be transferred as part of any potential transaction, possibly releasing us from any future commitments. Actual amounts ultimately received for our inventory and paid for our contractual commitments may differ significantly from our estimates. If actual or future estimated payments vary from our estimates, based upon future asset sales and other negotiations we adjust our estimates which would affect net income or loss in the period such variances become known. There cannot be any assurance that we will be able to identify, negotiate or complete a sale of any of our assets or, if such an asset sale transaction does occur, that any such transaction will include release of, or otherwise mitigate, our contractual commitments under our agreements on favorable terms or at all

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Consolidated operations data:
Product revenue, net	$7,561	$7,040	$521
Collaboration revenue	29	629	(600)
Research premium and grant revenue	—	351	(351)
Total revenues	7,590	8,020	(430)
Costs and expenses:
Cost of revenues	(4,438)	(3,361)	(1,077)
Research and development expenses	(2,625)	(3,517)	892
Selling, general and administrative expenses	(9,002)	(12,700)	3,698
Total operating expenses	(16,065)	(19,578)	3,513
Loss from operations	(8,475)	(11,558)	3,083
Other income (expense):
Other income, net	(31)	308	(339)
Interest expense, net	(194)	(215)	21
Loss before income taxes	(8,700)	(11,465)	2,765
Income tax expense	—	(354)	354
Net loss	$(8,700)	$(11,819)	$3,119

Revenues

Revenues for the three months ended March 31, 2023 were $7.6 million compared to $8.0 million for the three months ended March 31, 2022. The $0.4 million decrease was driven primarily by a decrease in collaboration revenues.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2023 was $4.4 million compared to $3.4 million for the three months ended March 31, 2022. The $1.1 million increase was primarily due to purchase and subsequent sale of SIVEXTRO inventory due to increased sales of SIVEXTRO during the three months ended March 31, 2023. Cost of revenues for XENLETA primarily represents direct and indirect manufacturing costs, while cost of revenues for SIVEXTRO represent the actual purchase cost for the finished product from Merck.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2023 were $2.6 million compared to $3.5 million for the three months ended March 31, 2022. The $0.9 million decrease was primarily due to fewer expenses incurred under our reduced operating plans following our decision to wind down operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2023 were $9.0 million compared to $12.7 million for the three months ended March 31, 2022. The $3.7 million decrease was driven by a decrease in professional fees resulting from the Company winddown.

Other Income, Net

Other income, net, decreased by $0.3 million for the three months ended March 31, 2023 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, Net

Interest expense, net was $0.2 million for both the three months ended March 31, 2023 and March 31, 2022.

Income Tax Benefit (Expense)

We did not record an income tax expense for the three months ended March 31, 2023. For the three months ended March 31, 2022 we recorded $0.4 million of income tax expense.

Liquidity and Capital Resources

Since our inception, we have incurred net losses and generated negative cash flows from our operations. To date, we have financed our operations through the sale of equity securities, convertible and term debt financings, research and development support from governmental grants and loans and proceeds from licensing agreements and XENLETA and SIVEXTRO product sales. As of March 31, 2023, we had cash, cash equivalents and restricted cash of $1.9 million. As part of a plan approved by our board of directors on January 4, 2023 to preserve our cash so that we may adequately fund an orderly wind down of our operations, we have reduced our operations to those necessary to: (i) to make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down our business. We have no intention of resuming any active sales promotion or research and development activities. Our management has determined that our liquidity condition and existing financial obligations raise substantial doubt about our ability to continue as a going concern if we do not complete the monetization of at least one of our assets. We aim to complete an asset monetization transaction; however, completing an asset monetization transaction is not entirely within our control. Therefore,we may not have sufficient cash flows to satisfy our financial obligations as they come due and therefore, substantial doubt exists about our ability to continue as a going concern.

In September 2021, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which, subject to the terms and conditions, provides that we have the right to sell to Lincoln Park and Lincoln Park is obligated to purchase up to $23.0 million of our ordinary shares. In addition, under the Purchase Agreement, we agreed to issue a commitment fee of 25,298 ordinary shares, or the Commitment Shares, as consideration for Lincoln Park entering into the Purchase Agreement and for the payment of $0.01 per Commitment Share. Under the Purchase Agreement, we may from time to time, at our discretion, direct Lincoln Park to purchase on any single business day, or a Regular Purchase, up to (i) 16,000 ordinary shares if the closing sale price of our ordinary shares is not below $0.25 per share on Nasdaq, (ii) 24,000 ordinary shares if the closing sale price of our ordinary shares is not below $50.00 per share on Nasdaq or (iii) 32,000 ordinary shares if the closing sale price of our ordinary shares is not below $75.00 per share on Nasdaq. In addition to Regular Purchases, we may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases on the terms and subject to the conditions set forth in the Purchase Agreement. Notwithstanding the foregoing, we may direct Lincoln Park to purchase on any single business day ordinary shares with a purchase price equal to or greater than $200,000 irrespective of the number of ordinary shares required to approximate that amount. In any case, Lincoln Park’s commitment in any single Regular Purchase may not exceed $2.5 million absent a mutual agreement to increase such amount. As of March 31, 2023, we have issued and sold an aggregate of 320,000 ordinary shares pursuant to the Purchase Agreement and received net proceeds of $4.6 million. From April 1, 2023 and through the date of this filing, we did not sell any shares under the Purchase Agreement.

In May 2021, we entered into an Open Market Sale AgreementSM, or the Sale Agreement, with Jefferies, LLC, or Jefferies, as agent, pursuant to which we may offer and sell ordinary shares, from time to time through Jefferies, by any method permitted that is deemed an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Upon entry into the Sale Agreement, our existing ATM agreement with Jefferies entered into in June 2019 was terminated. We did not incur any termination penalties as a result of the replacement of the prior agreement with Jefferies. As of March 31, 2023, we have issued and sold an aggregate of 1,429,729 ordinary shares pursuant to the Sale Agreement and received gross proceeds of $33.9 million and net proceeds of $32.5 million, after deducting commissions to Jefferies and other offering expenses. From April 1, 2023 and through the date of this filing, we did not sell any shares under the Sale Agreement.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,618)	$(15,870)
Investing activities	(3)	(36)
Financing activities	(4,852)	2,194
Effects of foreign currency translation on cash	(143)	(164)
Net decrease in cash, cash equivalents and restricted cash	$(10,616)	$(13,876)

Operating Activities

Cash flow used in operating activities for the three months ended March 31, 2023 was $5.6 million compared to $15.9 million for the three months ended March 31, 2022, representing a 65% decrease. The $10.3 million decrease was primarily due to a reduction in operating expenses incurred under our reduced operating plans following our decision to wind down operations as well as changes in working capital.

Investing Activities

Cash flow used in investing activities was primarily for the purchase of property and equipment and was less than $0.1 million for both the three months ended March 31, 2023 and March 31, 2022.

Financing Activities

Cash flow used in financing activities for the three months ended March 31, 2023 was $4.9 million primarily driven by the settlement of ther Hercules Loan Agreement in January 2023 as part of our plan to wind down operations.

Material Cash Requirements

As part of a plan approved by our board of directors on January 4, 2023 to preserve our cash so that we may adequately fund an orderly wind down of our operations, we have reduced our operations to those necessary to: (i) make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore, with the assistance of Torreya Capital, a range of strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products, including XENLETA and CONTEPO; and (iii) wind down our business. We have no intention of resuming any active sales promotion or research and development activities. Also as part of the Cash Preservation Plan, our board of directors determined to terminate all of our employees not deemed necessary to execute an orderly wind down of our business, including Theodore Schroeder, our former chief executive officer, and Steven Gelone, our former president and chief operating officer, each of whom was terminated effective January 15, 2023. The estimated total cost of severance costs associated with the wind down of our operations is approximately $5.4 million, of which $1.3 million was recorded in research and development expenses and $4.1 million was recorded in the selling, general and administrative expenses in the statement of operations for the three months ended March 31, 2023. As of March 31, 2023 the remaining balance of severance costs associated with the wind down of our operations is approximately $3.8 million which is recorded in accrued expenses and other current liabilities in the consolidated balance sheet.

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

We have contractual commitments related primarily to contracts entered into with contract manufacturing organizations and contract research organizations in connection with the commercial manufacturing of XENLETA and other research and development activities. The contractual commitments are further described in Note 11 to the unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Based on our current operating plans, we expect that our existing cash resources as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operations and capital expenditure requirements through the end of June 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements, or from the monetization of one or more of our assets.

Capital Expenditures

Capital expenditures were $3,000 and $35,000 for the three months ended March 31, 2023 and 2022, respectively. Currently, there are no material capital projects planned in 2023.

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

Liquidity Risk

Since our inception, we have incurred net losses and generated negative cash flows from our operations. We anticipate based on our current operating plans, that our existing cash, cash equivalents and restricted cash as of March 31, 2023 will be sufficient to enable us to fund our operations and capital expenditure requirements through the end of June 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. This estimate assumes, among other things, that we do not obtain any additional funding through grants and clinical trial support, collaboration agreements or from the monetization of one or more of our assets.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of March 31, 2023, our Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023, which could materially affect our business, financial condition or future results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

We did not sell any of our equity securities or any options, warrants, or rights to purchase our equity securities during the three months ended March 31, 2023 that were not registered under the Securities Act of 1933, as amended, and that have not otherwise been described in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and 2022 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: May 22, 2023
	By:	/s/ J. Christopher Naftzger
J. Christopher Naftzger
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Daniel Dolan
Daniel Dolan
Chief Financial Officer
(Principal Financial and Accounting Officer)