Form 10-Q
period 2023-06-30
Nabriva Therapeutics plc
filed 2023-10-19
CIK 1641640

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of September 11, 2023, the registrant had 3,230,837 ordinary shares outstanding.

NABRIVA THERAPEUTICS plc

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans, and objectives of management, are forward-looking statements. The words “anticipate,” “around,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. The forward-looking statements in this report include, among other things, statements about:

●	our plans to execute a planned orderly wind down of our business;
●	the sufficiency of our current cash resources;
●	our expectations regarding the value or recovery that may be available to our shareholders and other stakeholders as part of a wind down process;
●	compliance with current or prospective governmental regulations;
●	general economic and market conditions;
●	our business and business relationships, including with our employees and suppliers; and
●	other risks and uncertainties, including those described in the ‘‘Risk Factors’’ section of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

NABRIVA THERAPEUTICS plc

Consolidated Balance Sheets (unaudited)

	As of	As of
(in thousands, except share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,182	$12,414
Restricted cash	73	123
Accounts receivable, net and other receivables	4,439	6,742
Inventory	—	9,676
Prepaid expenses	3,258	2,149
Total current assets	9,952	31,104
Property and equipment, net	246	280
Intangible assets, net	1	3
Other non-current assets	379	378
Total assets	$10,578	$31,765
Liabilities and stockholders´ (deficit) equity
Current liabilities:
Current portion of long-term debt	$196	$4,833
Accounts payable	14,026	5,431
Accrued expense and other current liabilities	11,981	17,341
Total current liabilities	26,203	27,605
Non-current liabilities:
Long-term debt	344	388
Other non-current liabilities	352	479
Total non-current liabilities	696	867
Total liabilities	26,899	28,472
Commitments and contingencies (Note 11)
Stockholders’ (deficit) equity:
Ordinary shares, nominal value $0.01, 12,000,000 ordinary shares authorized at June 30, 2023 and December 31, 2022; 3,230,837 and 3,201,417 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	32	32
Preferred shares, nominal value $0.01, 100,000,000 shares authorized at June 30, 2023 and December 31, 2022; None issued and outstanding	—	—
Additional paid in capital	657,243	656,095
Accumulated deficit	(673,623)	(652,861)
Accumulated other comprehensive income	27	27
Total stockholders’ (deficit) equity	(16,321)	3,293
Total liabilities and stockholders’ (deficit) equity	$10,578	$31,765

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Operations (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues:
Product revenue, net	$2,574	$8,680	$10,135	$15,720
Collaboration revenue	—	96	29	725
Research premium and grant revenue	(331)	415	(331)	766
Total revenues	2,243	9,191	9,833	17,211
Operating expenses:
Cost of revenues	(9,074)	(4,455)	(13,512)	(7,816)
Research and development expenses	(1,086)	(4,088)	(3,711)	(7,605)
Selling, general and administrative expenses	(4,107)	(11,047)	(13,107)	(23,747)
Total operating expenses	(14,267)	(19,590)	(30,330)	(39,168)
Loss from operations	(12,024)	(10,399)	(20,497)	(21,957)
Other (expense) income:
Other (expense) income, net	(39)	(92)	(70)	216
Interest income (expense), net	1	(198)	(194)	(413)
Loss before income taxes	(12,062)	(10,689)	(20,761)	(22,154)
Income tax expense	—	(385)	(1)	(739)
Net loss	$(12,062)	$(11,074)	$(20,762)	$(22,893)

Loss per share
Basic and diluted loss per share	$(3.73)	$(4.38)	$(6.43)	$(9.38)
Weighted average number of shares:
Basic and diluted	3,230,827	2,529,523	3,227,629	2,441,136

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity (unaudited)

	Ordinary shares
(in thousands)	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
January 1, 2022	2,269	$23	$648,976	$27	$(595,676)	$53,350
Issuance of ordinary shares	198	2	2,219	—	—	2,221
Shares issued in connection with the vesting of restricted stock units	3	—	—	—	—	—
Equity transaction costs	—	—	(127)	—	—	(127)
Stock-based compensation expense	—	—	1,000	—	—	1,000
Net loss	—	—	—	—	(11,819)	(11,819)
March 31, 2022	2,470	25	652,068	27	(607,495)	44,625
Issuance of ordinary shares	114	1	817	—	—	818
Shares issued in connection with the vesting of restricted stock units	—	—	1	—	—	1
Equity transaction costs	—	—	(82)	—	—	(82)
Stock-based compensation expense	—	—	317	—	—	317
Net loss	—	—	—	—	(11,074)	(11,074)
June 30, 2022	2,584	$26	$653,121	$27	$(618,569)	$34,605

	Ordinary shares
(in thousands)	Number of shares	Amount	Additional paid in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ (deficit) equity
January 1, 2023	3,201	$32	$656,095	$27	$(652,861)	3,293
Equity transaction costs	—	—	1	—	—	1
Stock-based compensation expense	—	—	1,049	—	—	1,049
Net loss	—	—	—	—	(8,700)	(8,700)
March 31, 2023	3,201	32	657,145	27	(661,561)	(4,357)
Shares issued in connection with the vesting of restricted stock units	30	—	—	—	—	—
Stock-based compensation expense	—	—	98	—	—	98
Net loss	—	—	—	—	(12,062)	(12,062)
June 30, 2023	3,231	$32	$657,243	$27	$(673,623)	$(16,321)

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(20,762)	$(22,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash other income, net	4	3
Non-cash interest income	—	(4)
Non-cash interest expense	55	222
Impairment of inventory	7,531	—
Depreciation and amortization expense	39	155
Stock-based compensation	1,097	1,334
Other	483	(112)
Changes in operating assets and liabilities:
(Increase) decrease in other non-current assets	(1)	2
Decrease (increase) in accounts receivable, net and other receivables and prepaid expenses	1,194	(692)
Decrease (increase) in inventory	2,145	(1,026)
Increase (decrease) in accounts payable	8,595	(3,265)
Decrease in accrued expenses and other liabilities	(5,360)	(2,155)
Decrease in deferred revenue	—	(374)
Decrease in other non-current liabilities	(127)	(104)
Net cash used in operating activities	(5,107)	(28,909)
Cash flows from investing activities
Purchases of equipment	(3)	(99)
Changes in restricted cash	(50)	(53)
Net cash used in investing activities	(53)	(152)
Cash flows from financing activities
Proceeds from issuance of ordinary shares and warrants	—	2,046
Proceeds from at-the-market facility	—	993
Repayments of unexercised warrant nominal values	—	(406)
Repayments of long-term borrowings	(4,853)	(949)
Other	1	(282)
Net cash (used in) provided by financing activities	(4,852)	1,402
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(270)	(12)
Net decrease in cash, cash equivalents and restricted cash	(10,282)	(27,671)
Cash, cash equivalents, and restricted cash at beginning of period	12,537	47,834
Cash, cash equivalents and restricted cash at end of period	$2,255	$20,163
Supplemental disclosure of cash flow information:
Interest paid	$162	$240
Taxes paid	$—	$853

The accompanying notes form an integral part of these consolidated financial statements.

NABRIVA THERAPEUTICS plc

Notes to the Unaudited Consolidated Financial Statements

1.           Organization and Business Activities

Nabriva Therapeutics plc, or Nabriva Ireland, together with its wholly owned and consolidated subsidiaries, Nabriva Therapeutics GmbH, or Nabriva Austria, Nabriva Therapeutics US, Inc., Zavante Therapeutics, Inc., or Zavante, and Nabriva Therapeutics Ireland DAC, collectively, Nabriva, or the Company, is a biopharmaceutical company that historically engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. The Company has the commercial rights to an approved product, XENLETA, as well as a development product candidate, CONTEPO. The Company’s headquarters are located at Alexandra House, Office 225/227, The Sweepstakes, Dublin 4, Ireland.

As part of a plan approved by its board of directors on January 4, 2023 to preserve its cash to adequately fund an orderly wind down of its operations, or the Cash Preservation Plan, the Company previously reduced its operations to those necessary to: (i) make SIVEXTRO and XENLETA commercially available to wholesale customers; (ii) identify and explore strategic options, including the sale, license or other disposition of one or more of its assets, technologies or products; and (iii) wind down its business. The Company has no intention of resuming any active sales promotion or research and development activities. As part of the Cash Preservation Plan, the Company terminated all of its employees.

The total cost of severance associated with the wind down of our operations is approximately $5.4 million, of which $1.3 million was recorded in research and development expenses and $4.1 million was recorded in selling, general and administrative expenses in the statement of operations for the six months ended June 30, 2023. As of June 30, 2023, the remaining unpaid balance of severance costs is $2.7 million, which is recorded in accrued expenses and other current liabilities in the consolidated balance sheet and which is expected to be paid prior to the end of 2023.

In January 2023, the Company settled all outstanding balances due to Hercules Capital, Inc., or Hercules, and removed all secured liens on all of its assets. The Company also terminated its agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA and, on January 31, 2023, entered into a letter agreement, or the Letter Agreement, relating to the Company’s Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, to begin transition responsibility for the promotion and distribution of SIVEXTRO back to Merck & Co. Inc., or Merck. The Company stopped selling SIVEXTRO when its Distribution Agreement with Merck expired on June 30, 2023.

On July 30, 2023, the Company entered into an Asset Purchase Agreement with Sumitomo Pharma Co., Ltd., or Sumitomo, pursuant to which Sumitomo agreed to (i) purchase, among other things, the Company’s assets and rights related to the development, manufacture, marketing and commercialization of XENLETA in the People’s Republic of China, Hong Kong, Macau and Taiwan, or collectively the Territory, and (ii) assume certain liabilities related to the acquired assets. The transactions contemplated by the Asset Purchase Agreement closed on July 30, 2023. At the closing, Sumitomo made an upfront cash payment of $15.0 million, of which (i) $1.8 million was held back as security for potential indemnification claims, (ii) $10.4 million was paid by Sumitomo, on behalf of the Company, to certain of the Company’s contract manufacturing organizations to settle and discharge the remaining obligations under such agreements and (iii) $2.8 million was paid to the Company in cash. The cash received by the Company is not reflected on the balance sheet at June 30, 2023.

As part of the transactions contemplated by the Asset Purchase Agreement, the Company terminated its license agreement and certain related agreements with certain affiliates of Sumitomo, including Sumitomo Pharmaceuticals (Suzhou), pursuant to which the Company previously had granted an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin in the Territory. During a period of time that may extend to March 31, 2024, the Company has agreed to provide certain post-closing services to Sumitomo, including to continue and maintain the application for marketing approval for XENLETA filed by Nabriva Ireland with the National Medical Products Administration, or NMPA, of the People’s Republic of China, the import drug license for lefamulin filed with the NMPA and the existing market approval for lefamulin in the United States. In exchange for these obligations, Sumitomo has agreed to fully reimburse the Company for expenses incurred with respect to the post-closing activities.

Following the closing of the transactions with Sumitomo, the Company is currently focused on the sale of its remaining assets, including CONTEPO.

Liquidity

Since adopting the Cash Preservation Plan in January 2023, the Company has significantly reduced its expenses. As of June 30, 2023, the Company had cash, cash equivalents and restricted cash of $2.3 million.

The Company follows the provisions of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements- Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. As a result, the Company’s liquidity condition and its existing financial obligations raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are filed. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company previously had sources of liquidity under an “at-the-market” equity financing facility with Jefferies LLC and an equity line of credit facility with Lincoln Park Capital Fund, LLC. The Company has not raised any proceeds under such facilities during 2023 and has no plans to raise any proceeds prior to the wind down of its business.

Based on its current operating plans, the Company expects that its existing cash, cash equivalents and restricted cash as of the filing date of this Quarterly Report on Form 10-Q will be sufficient to enable the Company to fund its operating expenses and debt service obligations through the end of October 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than expected. This estimate assumes, among other things, that the Company does not obtain any additional funding from the sale of its assets.

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

The accompanying consolidated financial information as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 are unaudited. The December 31, 2022 balance sheet was derived from audited consolidated financial statements but does not include all disclosures required by US GAAP. The interim unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 contained in the Company’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2023.

The Company’s significant accounting policies are described in Note 2 of the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Fair Value Measurement

As of June 30, 2023 and December 31, 2022, the Company did not hold any financial instruments as liabilities that were held at fair value. The Company believes that the carrying value of its long-term debt approximates fair value based on current interest rates. Receivables and accounts payable are carried at their historical cost which approximates fair value due to their short-term nature.

Reverse Stock Split

On September 16, 2022, the Company filed an Amended and Restated Memorandum and Articles of Association of the Company with the Irish Companies Registration Office and effected a one-for-twenty-five reverse stock split, or the Reverse Stock Split, of the Company’s ordinary shares. As a result of the Reverse Stock Split, every twenty-five ordinary shares in the authorized and unissued and authorized and issued share capital of the Company were consolidated into one ordinary share. No fractional shares were issued in connection with the Reverse Stock Split. Shareholders who would otherwise be entitled to a fractional ordinary share were instead entitled to receive a proportional cash payment. All ordinary share, per share and related information presented in the consolidated financial statements and notes has been retroactively adjusted to reflect the Reverse Stock Split.

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

As a result of the Company’s intention to wind down operations, the Company made an assessment of the net realizable value of XENLETA inventory as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the Company determined that the net realizable value of XENLETA inventory was not recoverable and recorded an impairment charge of $7.5 million related to the remaining amounts of XENLETA inventory held, the expense for which was recorded in cost of revenues for the three and six months ended June 30, 2023. As of December 31, 2022, the Company adjusted the value of inventory and prepaid inventory with an adjustment of $5.6 million related to XENLETA, the expense for which was recorded in cost of revenues for the year ended December 31, 2022. The Company stopped selling SIVEXTRO when its Distribution Agreement with Merck expired on June 30, 2023. As of June 30, 2023, the Company concluded the net realizable value of SIVEXTRO inventory was not recoverable and recorded an impairment charge of $17,000, the expense for which was recorded in cost of revenues for the three and six months ended June 30, 2023.

Inventory reported at June 30, 2023 and December 31, 2022 consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2023	2022
XENLETA raw materials	$—	$916
XENLETA work in process	—	4,658
XENLETA finished goods	—	640
Total XENLETA	—	6,214
SIVEXTRO finished goods	—	3,462
Total inventory	$—	$9,676

The Company had no prepaid inventory as of June 30, 2023. As of December 31, 2022, the Company had $0.9 million of prepaid inventory of XENLETA included in prepaid expenses in the consolidated balance sheet as of that date.

4.           Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities included the following:

	As of June 30,	As of December 31,
(in thousands)	2023	2022
Research and development related costs	$247	$707
Payroll and related costs	3,042	1,737
Accounting, tax and audit services	281	552
Manufacturing and inventory	2,566	8,113
Product returns	568	784
Government rebates	2,102	2,028
Other accrued gross to net	2,231	2,129
Other	944	1,291
Total accrued expenses and other current liabilities	$11,981	$17,341

5.           Debt

In December 2018, the Company entered into a loan agreement, the Loan Agreement, by and among the Company, Nabriva Therapeutics Ireland DAC, and certain other subsidiaries of the Company and Hercules Capital, Inc., or Hercules. The Loan Agreement initially provided for an initial term loan advance of $25.0 million, which was funded in December 2018, and, at the Company’s option and subject to the occurrence of certain funding conditions, several additional tranches of which $10.0 million became available upon the approval by the FDA of the NDA for XENLETA, which was drawn down in full.

Prior to repayment as described below, the term loan bore interest at an annual rate equal to the greater of 9.80% or 9.80% plus the prime rate of interest minus 5.50%. Effective September 22, 2022 the prime rate increased to 6.25%, which increased the interest on the loan with Hercules to 10.55%. The Loan Agreement provided for interest-only payments through July 1, 2021, later extended to April 1, 2022, and repayment of the outstanding principal balance of the term loan thereafter in monthly installments through June 1, 2023, or the Maturity Date. In addition, the Company was required to pay a fee of 6.95% of the aggregate amount of advances under the Loan Agreement at the Maturity Date, or the End of Term Fee.

In March 2020, the Company repaid $30.0 million of the $35.0 million in aggregate principal amount of debt outstanding under the Loan Agreement. The Company and Hercules agreed to defer the end of term loan charge payment of $2.1 million that would have otherwise become payable on the date of the prepayment and to reduce the fee associated with the prepayment to $300,000 and to defer such fees until June 1, 2023 or such earlier date on which all loans under the Loan Agreement were repaid or become due and payable.

The Company incurred a total of $1.3 million of costs in connection with the Loan Agreement, as amended, which along with the initial fee of $0.7 million paid to Hercules was recorded as debt issuance cost and was being amortized as interest expense using the effective interest method over the term of the loan. The End of Term Fee was being accrued as additional interest expense using the effective interest method over the term of the loan.

On January 5, 2023, the Company repaid $4.5 million to Hercules, representing all principal, accrued and unpaid interest, fees and other expenses, due under the Loan Agreement. Effective at the time of repayment, the Loan Agreement was terminated, and Hercules released all security interests held on the assets of the Company and its subsidiaries.

The Company previously obtained loans from the Austrian Research Promotion Agency (Österreichische Forschungsförderungsgesellschaft mbH, or FFG) at below-market interest rates, which loans are due on December 31, 2025.

Long-term debt as of June 30, 2023 and December 31, 2022 consisted of the following:

	As of	As of
	June 30,	December 31,
(in thousands)	2023	2022
Term loan payable	$—	$2,079
End of term fee	—	2,615
Unamortized debt issuance costs	—	(55)
Carrying value of term loan	—	4,639
FFG loans	540	582
Less: Amounts due within one year	(196)	(4,833)
Total long-term debt	$344	$388

Maturities of long-term debt as of June 30, 2023 were as follows:

(in thousands)
Remaining six months of 2023	$148
2024	$196
2025	$196

6.           Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Product revenue, net	$2,574	$8,680	$10,135	$15,720
Collaboration revenues	—	96	29	725
Research premium and grant revenue	(331)	415	(331)	766
Total revenues	$2,243	$9,191	$9,833	$17,211

For the three months ended June 30, 2023 and 2022, product revenues, net of gross-to-net accruals and adjustments for returns, were $2.6 million and $8.7 million, respectively. For the six months ended June 30, 2023 and 2022, product revenues, net of gross-to-net accruals and adjustments for returns, were $10.1 million and $15.7 million, respectively. The Company´s gross-to-net estimates are based upon information received from external sources (such as written or oral information obtained from the Company´s customers with respect to their period-end inventory levels and sales to end-users during the period), in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual amount incurred may be materially above or below the amount initially estimated when product revenues are originally recorded, then requiring prospective adjustments to the Company’s reported product revenues, net.

The Company sold its products to pharmaceutical wholesalers/distributors (i.e., the Company’s customers). The Company’s wholesalers/distributors in turn sold the Company’s products directly to clinics, hospitals, and private practices. Revenue from the Company’s product sales was recognized as physical delivery of product occurred (when the Company’s customer obtained control of the product), in return for agreed-upon consideration.

Collaboration revenues for the three months ended June 30, 2022 were less than $0.1 million and no such revenues were recorded for the three months ended June 30, 2023. Collaboration revenues for the six months ended June 30, 2023 were less than $0.1 million. Collaboration revenues for the six months ended June 30, 2022 included $0.6 million related to the China Region License Agreement with an affiliate of Sumitomo (see Note 10).

Research premium and grant revenue include government research premiums, non-refundable grants, collaboration revenues and the benefit of government loans at below-market rates. Research premium and grant revenue for the three and six months ended June 30, 2023 were a $0.3 million contra-revenue due to a partial reversal of a European research and development grant. Research premium and grant revenue for the three and six months ended June 30, 2022 were $0.4 million and $0.8 million, respectively.

7.           Share-Based Payments

The Company has share-based compensation plans, which are more fully described in Note 10, Share Based Payments, to the consolidated financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023. During the six months ended June 30, 2023, the Company did not grant any share-based awards. The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Research and development expense	$—	$67	$164	$161
Selling, general and administrative expense	98	267	933	1,173
Total stock-based compensation expense	$98	$334	$1,097	$1,334

8.           Income Tax Expense

For the six months ended June 30, 2023, the Company recorded a tax expense of less than $0.1 million. For the three months ended June 30, 2023, the Company did not record a tax expense. For the three and six months ended June 30, 2022, the Company recorded a tax expense of $0.4 million and $0.7 million, respectively.

Deferred tax assets and deferred tax liabilities are recognized based on temporary differences between the financial reporting and tax bases of assets and liabilities using statutory rates. Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of its deferred tax assets. On the basis of this evaluation the Company has recorded a valuation allowance against all of its deferred tax assets at June 30, 2023 and December 31, 2022.

9.         Loss per Share

Basic and Diluted Loss per Share

For the three and six months ended June 30, 2023 and 2022, basic and diluted net loss per share was determined by dividing net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share during the periods presented as the effects of the Company’s potential ordinary share equivalents are antidilutive since the Company had net losses for each period presented below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Net loss for the period	$(12,062)	$(11,074)	$(20,762)	$(22,893)
Weighted average number of shares outstanding	3,230,827	2,529,523	3,227,629	2,441,136
Basic and diluted loss per share	$(3.73)	$(4.38)	$(6.43)	$(9.38)

The following ordinary share equivalents were excluded from the calculations of diluted loss per share as their effect would be anti-dilutive since the Company had net losses for each period presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock option awards	70,796	78,048	72,752	78,048
Restricted share units	36,705	46,901	37,199	46,901
Warrants	262,384	262,393	262,384	262,393

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

Sales Promotion and Distribution Agreement with Merck

In July 2020, the Company entered into a Distribution Agreement with MSD and Supplier, each a subsidiary of Merck. Under the Distribution Agreement and subject to the satisfaction of certain conditions, MSD appointed the Company as its sole and exclusive distributor of certain products containing tedizolid phosphate as the active ingredient previously marketed and sold by MSD and Supplier under the trademark SIVEXTRO® for injection, intravenous use and oral use.

In April 2021, in accordance with the terms of the Distribution Agreement, the Company began exclusive distribution of SIVEXTRO under its own National Drug Code and the Company recognized 100% of net product sales of SIVEXTRO in its results of operations.

On January 31, 2023, the Company converted its exclusive license to promote, distribute and commercialize SIVEXTRO to a non-exclusive license and provided for the termination of the Distribution Agreement, which became effective on June 30, 2023.

China Region License Agreement

In March 2018, the Company entered into the China Region License Agreement with Sinovant Sciences, Ltd., or Sinovant, an affiliate of Roivant Sciences, Ltd., to develop and commercialize lefamulin in the greater China region. As part of the China Region License Agreement, Nabriva Therapeutics Ireland DAC and Nabriva Therapeutics GmbH, the Company’s wholly owned subsidiaries, granted Sinovant an exclusive license to develop and commercialize, and a non-exclusive license to manufacture, certain products containing lefamulin, or the China Region Licensed Products, in the People’s Republic of China, Hong Kong, Macau, and Taiwan, together the Extended China Territory. In May 2021, the Company entered into an assignment, assumption and novation agreement, or the Assignment Agreement, pursuant to which the Company consented to the assignment by Sinovant, an affiliate of Roivant Sciences, Ltd., of the China Region License Agreement to develop and commercialize lefamulin in the greater China region to Sumitomo Pharmaceuticals (Suzhou), a subsidiary of Sumitomo. Pursuant to the Assignment Agreement, the Company agreed to release Sinovant and its affiliates from their obligations under the China Region License Agreement and consented to Sumitomo Pharmaceuticals (Suzhou)’s assumption of such obligations. In addition, Sumitomo agreed to guarantee all of the obligations of Sumitomo Pharmaceuticals (Suzhou) under the China Region License Agreement.

In December 2020, the Company restructured its China Region License Agreement to provide for additional manufacturing collaboration and regulatory support to be provided to the contract counterparty by the Company that was expected to help expedite the delivery of XENLETA to patients in greater China.

Except for the manufacturing collaboration and regulatory support discussed above, Sumitomo Pharmaceuticals (Suzhou) was solely responsible for all costs related to developing, obtaining regulatory approval of and commercializing China Region Licensed Products in the Extended China Territory and was obligated to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize China Region Licensed Products in the Extended China Territory. The Company was obligated to use commercially reasonable efforts to supply, pursuant to supply agreements to be negotiated by the parties, to Sumitomo Pharmaceuticals (Suzhou) a sufficient supply of lefamulin for Sumitomo Pharmaceuticals (Suzhou) to manufacture finished drug products for development and commercialization of the China Region Licensed Products in the Extended China Territory.

The China Region License Agreement was terminated on July 30, 2023 in connection with the Asset Purchase Agreement being entered into with Sumitomo.

Named Patient Program Agreement with WE Pharma Ltd.

In June 2020, the Company and WE Pharma Ltd., or WEP Clinical, a specialist pharmaceutical services company, signed an exclusive agreement for the Company to supply XENLETA on a named patient or expanded access basis in certain countries outside of the US, China, Canada, Bulgaria, Croatia, Czechia, Greece, Hungary, Poland, Romania, Slovakia and Slovenia. On January 9, 2023, the Company provided WEP Clinical with notice of its intent to terminate the agreement in connection with the planned wind down of its operations.

11.         Commitments and Contingencies

XENLETA API Supply

In August 2021, the Company’s wholly-owned subsidiary, Nabriva Therapeutics Ireland DAC, entered into an amendment to its API Supply Agreement, or the Hovione Supply Agreement, with Hovione Limited, or Hovione, which provided for the long-term commercial supply of the active pharmaceutical ingredients, or API, for XENLETA. Hovione agreed to reduce the Company’s annual minimum purchase requirements for XENLETA API to no minimum purchase requirement in 2021, by 50% from 2022 to 2024 and by 25% in 2025, in consideration for cash payments totaling €3.2 million and the right to a low single-digit royalty on total net sales of XENLETA in the United States for a period commencing on August 4, 2021 and ending on November 22, 2030, or the Royalty Term, which royalty payments were to be no greater than an aggregate of €10.0 million. If the aggregate amount of royalties payments received by Hovione was less than an aggregate of €4.0 million, the Company was obligated to pay Hovione the difference in a lump sum payment at the end of the Royalty Term. In addition, Hovione agreed to extend the duration of the Hovione Supply Agreement from November 22, 2025 to November 22, 2030 with annual minimum purchase requirements for 2026 to 2030 at the newly agreed annual minimum purchase amount for 2025.

In November 2022, Nabriva Therapeutics Ireland DAC, entered into an amendment to the Hovione Supply Agreement to reduce the Company’s annual minimum purchase requirements for XENLETA API for certain geographies. In consideration for the reduced minimum purchase requirements, the Company granted Hovione the right to a low single-digit royalty on total net sales of XENLETA by the Company’s licensees outside of the United States to the extent that the commercial product of XENLETA sold by such licensees is manufactured with API obtained from a third party (or any finished commercial product containing API obtained from a third party) other than Hovione during the terms of the agreement.

On July 31, 2023, Nabriva Therapeutics Ireland DAC entered into an amendment to the Hovione Supply Agreement. Under the amendment, the Company is released from certain obligations arising under the agreement, including (i) the minimum annual commitment obligations and (ii) the royalty obligations. The Company has agreed to pay $6.3 million to satisfy its obligation in respect of the 2022 and 2023 minimal annual commitment and $1.0 million for settlement of 2024-2030 minimum annual commitments and royalties. As of June 30, 2023, the Company had $6.3 million accrued within accounts payable and $1.0 million accrued within accrued expenses and other current liabilities related to these obligations. For the six months ended June 30, 2023, the Company recognized $0.4 million of expense in cost of revenues relating to losses under the XENLETA purchase commitment. As of December 31, 2022, the Company had $4.3 million and $2.6 million accrued in accrued expenses and other current liabilities relating to estimated losses under the XENLETA purchase commitments in consideration of ASC 330-10-35-17, Inventory Purchase Commitments and satisfaction of the 2022 minimal annual commitment, respectively.

Litigation

Except as noted below, as of the date of the filing this Quarterly Report on Form 10-Q, there are no material outstanding legal proceedings against the Company or its current officers or directors.

On September 29, 2023, a complaint was filed against the Company in the U.S. District Court for the Southern District of New York by Ladenburg, Thalmann & Co., Inc. (“LTCO”), alleging breach of contract by the Company relating to an engagement letter between the Company and LTCO for investment banking services. To date, the Company has yet to be formally served with the complaint. While the Company is unable to provide any assurances as to the ultimate outcome of the case, the Company intends to defend itself vigorously against the allegations. The Company is currently unable to estimate the costs and timing of any litigation, including any potential damages if LTCO were to prevail on its claims.

12.         Subsequent Events

As described in Note 1, on July 30, 2023, the Company sold certain assets and rights related to lefamulin in China, Hong Kong, Macau and Taiwan to Sumitomo for $15.0 million, which included full satisfaction of the settlement of purchase obligations with various contract manufacturing organizations. For additional information regarding the Company’s agreements with its contract manufacturing organizations, see the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023.

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

On September 16, 2022, our board of directors effected a one-for-twenty five reverse stock split of our ordinary shares, or the Reverse Stock Split. As a result of the Reverse Stock Split, every twenty five ordinary shares of $0.01 each (nominal value) in the authorized and unissued and authorized and issued share capital of the company were consolidated into one ordinary share of $0.25 each (nominal value), and the nominal value of each ordinary share was subsequently immediately reduced from $0.25 to $0.01 nominal value per share. All outstanding stock options, restricted share units and warrants entitling their holders to purchase or acquire ordinary shares were adjusted as a result of the Reverse Stock Split. Accordingly, all ordinary share and per share amounts have been adjusted as necessary to reflect the Reverse Stock Split for all prior periods presented.

Overview

We are a biopharmaceutical company that historically engaged in the commercialization and research and development of novel anti-infective agents to treat serious infections. We have the commercial rights to an approved product, XENLETA, as well as a development product candidate, CONTEPO. As part of a plan approved by our board of directors on January 4, 2023 to preserve our cash so that we may adequately fund an orderly wind down of our operations, or the Cash Preservation Plan, we previously reduced our operations to those necessary to make XENLETA commercially available to wholesale customers; identify and explore strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products; and wind down our business. We have no intention of resuming any active sales promotion or research and development activities. As part of the Cash Preservation Plan, we terminated all of our employees.

In January 2023, we repaid in full all indebtedness owed to Hercules Capital and removed all secured liens on our assets. We also terminated our agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA and, on January 31, 2023, we entered into an agreement to transition responsibility for the promotion and distribution of SIVEXTRO back to Merck & Co. Inc., effective as of June 30, 2023. Although we have ceased our active commercialization efforts, we expect to continue to make XENLETA commercially available to wholesale customers. Following the closing of the transactions with Sumitomo Pharma Co., Ltd., or Sumitomo, we are currently focused on the sale of our remaining assets, including CONTEPO. We expect to continue to incur expenses while we carry out the orderly wind down of our operations.

On July 30, 2023, we entered into an Asset Purchase Agreement with Sumitomo, pursuant to which Sumitomo agreed to purchase, among other things, our assets and rights related to the development, manufacture, marketing and commercialization of lefamulin in the People’s Republic of China, Hong Kong, Macau and Taiwan and to assume certain liabilities related to the acquired assets. At the closing of the transactions contemplated by the Asset Purchase Agreement, Sumitomo made an upfront cash payment of $15.0 million, of which (i) $1.8 million was held back as security for potential indemnification claims and (ii) $10.4 million was paid by Sumitomo on our behalf, to certain of our contract manufacturing organizations to settle and discharge the remaining obligations under such agreements. We received the remaining $2.8 million in cash from Sumitomo upon the closing; therefore, such amounts are not included on our balance sheet as of June 30, 2023. Through a period of time that may extend to March 31, 2024, we have agreed to provide certain post-closing services to Sumitomo, including to continue and maintain the application for marketing approval for lefamulin filed by Nabriva Ireland with the National Medical Products Administration, or NMPA, of the People’s Republic of China, the import drug license for lefamulin filed with the NMPA and the existing market approval for lefamulin in the United States. In exchange for these services, Sumitomo has agreed to fully reimburse us for our expenses incurred with respect to the post-closing activities.

As previously disclosed, on July 21, 2023, we received a delisting determination letter indicating that, based on our continued non-compliance with certain Nasdaq listing requirements and our confirmation that we did not intend to submit a plan to regain compliance with the listing rules, our ordinary shares would be suspended from trading on Nasdaq at the open of business on August 1, 2023. We did not appeal Nasdaq’s determination and our ordinary shares were formally delisted from the Nasdaq Capital Market on September 8, 2023.

Financial Operations Overview

Revenue

In September 2019, we had our commercial launch of XENLETA and, in April 2021 we began exclusive distribution of SIVEXTRO in the United States and certain of its territories. For the six months ended June 30, 2023, we recorded $10.0 million of SIVEXTRO product revenue, net of gross-to-net accruals and adjustments for returns, and $0.1 million of XENLETA product revenue, net of gross-to-net accruals and adjustments for returns. We do not expect to generate any revenue from product sales of SIVEXTRO after June 30, 2023, at which time our right to commercialize SIVEXTRO terminated. We continue to make XENLETA commercially available to wholesale customers. Future product revenues will be generated by the amount and frequency of reorders from our wholesale customers based on the ultimate consumption patterns from the end users of XENLETA. However, we do not expect any material product revenues from sales of XENLETA.

Collaboration revenues for the six months ended June 30, 2023 were less than $0.1 million. All collaboration activities have ceased, and as a result we do not expect any further collaboration revenues in future periods.

Cost of Revenues

Cost of revenues represented 44.5% and 20.0% of our total operating expenses for the six months ended June 30, 2023 and 2022, respectively. Cost of revenues primarily represent the cost of the product itself, labor and overhead, and any reserve for excess or obsolete inventory. Other cost of revenues include costs associated with the manufacturing, collaboration and regulatory support under our licensing agreements. The increase in cost of revenue for the six months ended June 30, 2023 was primarily due to a $7.5 million inventory impairment expense associated with the write-down of the remaining amounts of XENLETA inventory held.

Research and Development Expenses

Research and development expenses represented 12.2% and 19.4% of our total operating expenses for the six months ended June 30, 2023 and 2022, respectively. The decrease in research and development expenses for the six months ended June 30, 2023 was primarily due to the discontinuation of research and development efforts as part of our Cash Preservation Plan.

For our research and development programs, we historically incurred both direct and indirect expenses. Direct expenses included third-party expenses related to these programs such as expenses for manufacturing services (prior to our products receiving FDA approval, after which time these costs were capitalized in inventory until product is sold), non-clinical and clinical studies and other third party development services. Indirect expenses include salaries and related costs, including stock-based compensation, for personnel in research and development functions, infrastructure costs allocated to research and development operations, costs associated with obtaining and maintaining intellectual property associated with our research and development operations, laboratory consumables, consulting fees related to research and development activities and other overhead costs. Many of our indirect costs historically have not been specifically attributable to a single program. Accordingly, we cannot state precisely our total indirect costs incurred on a program-by-program basis.

The following table summarizes our direct research and development expenses by program and our indirect costs.

	Six Months Ended June 30,
(in thousands)	2023	2022
Direct Costs
XENLETA	$73	$1,320
CONTEPO	41	196
Other programs and initiatives	87	864
Indirect Costs	3,510	5,225
Total research and development expenses	$3,711	$7,605

We do not expect to continue to incur significant research and development expenses in the future as we have discontinued our research and development efforts as part of our Cash Preservation Plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses represented 43.2% and 60.6% of our total operating expenses for the six months ended June 30, 2023 and 2022, respectively.

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

We expect a significant decrease in selling, general and administrative expenses as we have terminated all of our employees, are no longer promoting SIVEXTRO and XENLETA, and have otherwise reduced the scope of our operations as we wind down our business.

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

Net realizable value of XENLETA and SIVEXTRO inventory and prepaid inventory

Our XENLETA inventory was stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis, and consists primarily of material costs, third-party manufacturing costs, and related transportation costs in our supply chain. In conjunction with our plan to conduct an orderly wind down of operations, we made an assessment of the net realizable value of XENLETA inventory as of June 30, 2023 and December 31, 2022. As of June 30, 2023, we determined that the net realizable value of XENLETA inventory was not recoverable and recorded an impairment charge of $7.5 million related to the remaining amounts of XENLETA inventory held, which expense was recorded in cost of revenues for the three and six months ended June 30, 2023. As of December 31, 2022, we adjusted the value of inventory and prepaid inventory by $5.6 million related to XENLETA, which expense was recorded in cost of revenues for the year ended December 31, 2022. We stopped selling SIVEXTRO when our Distribution Agreement with Merck expired on June 30, 2023. As of June 30, 2023, we concluded the net realizable value of SIVEXTRO inventory was not recoverable and recorded a $17 thousand impairment expense in cost of revenues for the three and six months ended June 30, 2023.

Results of Operations

Comparison of Three months ended June 30, 2023 and 2022

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Consolidated operations data:
Product revenue, net	$2,574	$8,680	$(6,106)
Collaboration revenue	—	96	(96)
Research premium and grant revenue	(331)	415	(746)
Total revenues	2,243	9,191	(6,948)
Costs and expenses:
Cost of revenues	(9,074)	(4,455)	(4,619)
Research and development expenses	(1,086)	(4,088)	3,002
Selling, general and administrative expenses	(4,107)	(11,047)	6,940
Total operating expenses	(14,267)	(19,590)	5,323
Loss from operations	(12,024)	(10,399)	(1,625)
Other (expense) income:
Other expense, net	(39)	(92)	53
Interest (income) expense, net	1	(198)	199
Loss before income taxes	(12,062)	(10,689)	(1,373)
Income tax expense	—	(385)	385
Net loss	$(12,062)	$(11,074)	$(988)

Revenues

Revenues for the three months ended June 30, 2023 were $2.2 million compared to $9.2 million for the three months ended June 30, 2022. The $6.9 million decrease was driven primarily by a decrease in product sales resulting from our decision to wind down operations.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2023 was $9.1 million compared to $4.5 million for the three months ended June 30, 2022. The $4.6 million increase was primarily due to a $7.5 million inventory impairment expense, offset by a decrease in cost of revenues for SIVEXTRO resulting from our decision to wind down operations.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2023 were $1.1 million compared to $4.1 million for the three months ended June 30, 2022. The $3.0 million decrease was primarily due to fewer expenses incurred resulting from our decision to wind down operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2023 were $4.1 million compared to $11.0 million for the three months ended June 30, 2022. The $6.9 million decrease was driven by a decrease in salaries and professional fees resulting from our decision to wind down operations.

Other Expense, Net

Other expense, net decreased by $0.1 million for the three months ended June 30, 2023 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2023 was negligible compared to $0.2 million for the three months ended June 30, 2022. The $0.2 million decrease was due to the full repayment of the loan with Hercules Capital in January 2023.

Income Tax Expense

We did not record income tax expense for the three months ended June 30, 2023. For the three months ended June 30, 2022, we recorded $0.4 million of income tax expense.

Comparison of Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Consolidated operations data:
Product revenue, net	$10,135	$15,720	$(5,585)
Collaboration revenue	29	725	(696)
Research premium and grant revenue	(331)	766	(1,097)
Total revenue	9,833	17,211	(7,378)
Costs and expenses:
Cost of revenues	(13,512)	(7,816)	(5,696)
Research and development expenses	(3,711)	(7,605)	3,894
Selling, general and administrative expenses	(13,107)	(23,747)	10,640
Total operating expenses	(30,330)	(39,168)	8,838
Loss from operations	(20,497)	(21,957)	1,460
Other (expense) income:
Other (expense) income, net	(70)	216	(286)
Interest expense, net	(194)	(413)	219
Loss before income taxes	(20,761)	(22,154)	1,393
Income tax expense	(1)	(739)	738
Net loss	$(20,762)	$(22,893)	$2,131

Revenues

Revenues for the six months ended June 30, 2023 were $9.8 million compared to $17.2 million for the six months ended June 30, 2022. The $7.4 million decrease was driven primarily by a decrease in product sales resulting from our decision to wind down operations.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2023 was $13.5 million compared to $7.8 million for the six months ended June 30, 2022. The $5.7 million increase was primarily due to a $7.5 million inventory impairment expense, offset by a decrease in cost of revenues for SIVEXTRO resulting from our decision to wind down operations.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2023 were $3.7 million compared to $7.6 million for the six months ended June 30, 2022. The $3.9 million decrease was primarily due to fewer expenses incurred following our decision to wind down operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2023 were $13.1 million compared to $23.7 million for the six months ended June 30, 2022. The $10.6 million decrease was driven by a decrease in salaries and professional fees resulting from our decision to wind down operations.

Other Income, Net

Other income, net decreased by $0.3 million for the six months ended June 30, 2023 primarily due to remeasurements of our foreign currency account balances.

Interest Expense, Net

Interest expense, net decreased by $0.2 million for the six months ended June 30, 2023 primarily due to repayment of the loan with Hercules Capital in January 2023.

Income Tax Expense

Income tax expense for the six months ended June 30, 2023 was less than $0.1 million. For the six months ended June 30, 2022, we recorded $0.7 million of income tax expense.

Liquidity and Capital Resources

Since adopting the Cash Preservation Plan in January 2023, we have significantly reduced our expenses. We repaid substantially all of our indebtedness in January 2023 and have no plans for capital expenditures. As of June 30, 2023, we had cash, cash equivalents and restricted cash of $2.3 million. We previously had sources of liquidity under an “at-the-market” equity financing facility with Jefferies LLC and an equity line of credit facility with Lincoln Park Capital Fund, LLC. We have not raised any proceeds under such facilities during 2023 and have no plans to raise any proceeds prior to the wind down of our business.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(5,107)	$(28,909)
Investing activities	(53)	(152)
Financing activities	(4,852)	1,402
Effects of foreign currency translation on cash	(270)	(12)
Net decrease in cash, cash equivalents and restricted cash	$(10,282)	$(27,671)

Operating Activities

Cash flow used in operating activities for the six months ended June 30, 2023 was $5.1 million compared to $28.9 million for the six months ended June 30, 2022, representing a 82% decrease. The $23.8 million decrease was primarily due to a reduction in operating expenses incurred following our decision to wind down operations as well as changes in working capital.

Investing Activities

Cash flow used in investing activities was primarily for the purchase of property and equipment and was less than $0.1 million for both the six months ended June 30, 2023 and June 30, 2022.

Financing Activities

Cash flow used in financing activities for the six months ended June 30, 2023 was $4.9 million primarily driven by the repayment of amounts due under the Hercules Loan Agreement in January 2023.

Material Cash Requirements

As part of our Cash Preservation Plan approved by our board of directors in January 2023, we reduced our operations to those necessary to make SIVEXTRO and XENLETA commercially available to wholesale customers; identify and explore strategic options, including the sale, license or other disposition of one or more of our assets, technologies or products; and wind down our business. We have no intention of resuming any active sales promotion or research and development activities. As part of the Cash Preservation Plan, we also terminated all of our employees. The estimated total cost of severance associated with the wind down of our operations is $5.4 million, of which $1.3 million was recorded in research and development expenses and $4.1 million was recorded in selling, general and administrative expenses in the statement of operations for the six months ended June 30, 2023. As of June 30, 2023, the remaining unpaid balance of severance costs is $2.7 million, which is recorded in accrued expenses and other current liabilities in the consolidated balance sheet and which is expected to be paid prior to the end of 2023.

In January 2023, we settled our outstanding balance due to Hercules Capital of approximately $4.5 million and removed all secured liens on all of our assets. We also terminated our agreement with Amplity Health, the contract sales organization responsible for promoting SIVEXTRO and XENLETA and, on January 31, 2023, we entered into a letter agreement, or the Letter Agreement, relating to our Sales Promotion and Distribution Agreement, or the Distribution Agreement, with MSD International GmbH, or MSD, and Merck Sharp & Dohme Corp., or the Supplier, to begin transition responsibility for the promotion and distribution of SIVEXTRO back to Merck & Co. Inc. as of June 30, 2023.

Minimum Purchase Commitments

In July 2023, through our wholly owned subsidiary, Nabriva Therapeutics Ireland DAC, we entered into an amendment to our supply agreement with Hovione Limited. Under the amendment, we are released from certain obligations arising under the supply agreement, including our minimum annual commitment obligations and royalty obligations. We have agreed to pay $6.3 million to satisfy our obligation in respect of some of the minimum annual commitments through 2023 and $1.0 million for satisfaction of future minimum annual commitments through 2030 and royalties. As of June 30, 2022, we had $6.3 million accrued within accounts payable and $1.0 million accrued within accrued expenses and other current liabilities related to expected losses under the XENLETA purchase commitments. For the six months ended June 30, 2023, we recognized $0.4 million of expense in cost of revenues relating to losses under the XENLETA purchase commitments.

Outlook

Based on our current operating plans, we expect that our existing cash resources as of the date of this Quarterly Report on Form 10-Q will be sufficient to enable us to fund our operating expenses and debt service obligations through the end of October 2023. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We are currently focused, as part of our Cash Preservation Plan, on the sale of our existing assets, including CONTEPO. Our estimate of the sufficiency of our cash resources assumes, among other things, that we do not obtain any additional funding from the sale of our assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Inflation generally affects us by increasing our cost of labor and research, manufacturing and development costs. We believe that inflation has not had a material effect on our business.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon our evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable level of assurance.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As a part of the Cash Preservation Plan, during the three months ended June 30, 2023 we terminated our key employees who had knowledge and experience in financial reporting and management oversight. As a result, management determined that a material weakness in internal control over financial reporting existed and remained unremediated as of June 30, 2023. Management is in the process of winding down our business in its entirety and does not have plans to remediate this material weakness in internal control over financial reporting. Notwithstanding the material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our consolidated financial statements included in this report were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

Changes in Internal Control over Financial Reporting

Other than as described above in connection with the Cash Preservation Plan, there were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as noted below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

On September 29, 2023, a complaint was filed against us in the U.S. District Court for the Southern District of New York by Ladenburg, Thalmann & Co., Inc. (“LTCO”), alleging breach of contract by us relating to an engagement letter between LTCO and us for investment banking services. To date, we have yet to be formally served with the complaint. While we are unable to provide any assurances as to the ultimate outcome of the case, we intend to defend ourselves vigorously against the allegations. We are currently unable to estimate the costs and timing of any litigation, including any potential damages if LTCO were to prevail on its claims.

ITEM 1A. RISK FACTORS

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as provided below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on April 17, 2023.

RISKS RELATED TO THE PLANNED WIND DOWN AND LIQUIDATION OF OUR COMPANY

We cannot assure you as to the amount or timing of distributions, if any, to be made to our stockholders.

We cannot predict with certainty the amount or timing of distributions to our stockholders or whether any such distributions will occur, as uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the winding-up process, and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount, if any, that will ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include the receipt of no, or lower than expected, proceeds in the course of our efforts to monetize our remaining assets; unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims threatened against us or our directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the liquidation or other winding up process.

In addition, as we wind down, we will continue to incur expenses from operations, including directors’ and officers’ insurance; payments to service providers and any continuing employees or consultants; taxes; legal, accounting and consulting fees and expenses related to our filing obligations with the SEC, which will reduce any amounts available for distribution to our stockholders. It is the current intent of the Board that any cash will first be used to pay our outstanding current liabilities and then will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the company, liabilities and potential liabilities relating to or arising out of any litigation matters and potential liabilities relating to our indemnification obligations, if any, to our service providers, or to our current and former officers and directors, before such cash, if any remaining, will be available for distribution to stockholders.

The Board will determine, in its sole discretion, the timing of the distribution of the remaining amounts, if any, to our stockholders. We can provide no assurance as to if or when any such distributions will be made, and we cannot provide any assurance as to the amount to be paid to stockholders in any such distributions, if any are to be made. Stockholders may receive substantially less than the amount that we currently estimate that they may receive, or they may receive no distribution at all. To the extent funds are available for distribution to stockholders, the Board intends to seek to distribute such funds to our stockholders as quickly as possible, as permitted by applicable law, and intends to take all reasonable actions to optimize the distributable value to our stockholders.

We plan to initiate steps to exit from certain reporting requirements under the Exchange Act, which will substantially reduce publicly available information about us. If the exit process is protracted, we will continue to bear the expense of being a public reporting company despite having no source of revenue.

Even though our ordinary shares were delisted from the Nasdaq Capital Market in September 2023, our ordinary shares are currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. We plan to initiate steps to exit from such reporting requirements in order to further curtail our expenses; however, such process may be protracted and we may be required to continue to file reports to disclose material events. Accordingly, we will continue to incur expenses that will reduce any amount available for distribution, including expenses of complying with public company reporting requirements and paying our service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (iv) Consolidated Statement of Changes in Stockholders’ Equity for the six months ended June 30, 2023 and 2022 and (v) Notes to Unaudited Consolidated Financial Statements.

X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NABRIVA THERAPEUTICS plc
Date: October 18, 2023
	By:	/s/ Michael Hogan
Michael Hogan
Chief Executive Officer
(On Behalf of the Registrant)

Date: October 18, 2023	By:	/s/ David Maggio
David Maggio
Chief Financial Officer
(Principal Financial and Accounting Officer)